Form 10-Q
period 1995-09-30
OHIO CASUALTY CORP
filed 1995-11-13
CIK 73952

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended September 30, 1995

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934
      For the transition period from                to

Commission File Number 0-5544

                           OHIO CASUALTY CORPORATION
              (Exact name of registrant as specified in its charter)

                                     OHIO
         (State or other jurisdiction of incorporation or organization)

                                   31-0783294
                      (I.R.S. Employer Identification No.)

                      136 North Third Street, Hamilton, Ohio
                     (Address of principal executive offices)

                                     45025
                                  (Zip Code)

                                 (513) 867-3000
                          (Registrant's telephone number)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares, Par Value $.125 Each
                              (Title of Class)

                        Common Share Purchase Rights
                              (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X         No

   The aggregate market value as of November 1, 1995 of the voting stock held by non-affiliates of the registrant was $1,109,193,173.

   On November 1, 1995 there were 35,589,781 shares outstanding.

PART I
ITEM 1.   FINANCIAL STATEMENTS
OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                September 30,     December 31,
                                                    1995              1994
Assets
Investments:
   Fixed maturities - available for sale
    (Amortized cost: $2,532,333 and $2,585,927)   $ 2,623,485     $ 2,509,961
   Equity securities
    (Cost: $335,829 and $337,814)                     645,474         520,025
   Short-term investments                              48,243          13,550
                                                  ------------    ------------
         Total investments                          3,317,202       3,043,536
Cash                                                   34,414          15,106
Premiums and other receivables                        207,939         199,167
Deferred policy acquisition costs                     161,677         165,633
Property and equipment                                 39,730          35,404
Deferred income taxes                                  24,271         118,370
Other assets                                          163,314         161,740
                                                  ------------    ------------
         Total assets                             $ 3,948,547     $ 3,738,956
                                                  ============    ============
Liabilities
Insurance reserves:
   Unearned premiums                              $   523,807     $   518,075
   Losses                                           1,288,040       1,304,514
   Loss adjustment expenses                           365,157         367,309
   Future policy benefits                             360,115         352,400
Note payable                                           65,000          70,000
California Proposition 103 reserve                     70,328          47,278
Other liabilities                                     232,239         228,590
                                                  ------------    ------------
         Total liabilities                          2,904,686       2,888,166
                                                  ------------    ------------
Shareholders' equity
Common stock, $.125  par value
   Authorized:   70,000,000 shares
   Issued:   46,803,872                                 5,850           5,850
Additional paid-in capital                              3,347           3,271
Unrealized gain on investments                        263,239          69,610
Retained earnings                                     997,719         985,068
Treasury stock, at cost:  11,214 shares
   and 10,811 shares                                 (226,294)       (213,009)
                                                  ------------     -----------
     Total shareholders' equity                     1,043,861         850,790
                                                  ------------    ------------
     Total liabilities and shareholders' equity   $ 3,948,547     $ 3,738,956
                                                  ============    ============

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                         Three months
                                                       Ended September 30,
                                                      1995            1994
Premiums and finance charges earned               $   317,165      $  329,421
Investment income less expenses                        47,004          46,743
Investment gains realized                                (430)          7,361
                                                  ------------     -----------
         Total income                                 363,739         383,525

Losses and benefits for policyholders                 191,266         193,466
Loss adjustment expenses                               33,730          35,193
General operating expenses                             22,513          22,759
Amortization of deferred policy acquisition costs      81,515          84,974
California Proposition 103                             21,514               0
                                                  ------------     -----------
         Total expenses                               350,538         336,392

Income before income taxes                             13,201          47,133

Income taxes
   Current                                             10,324          11,314
   Deferred                                            (7,398)          1,869
                                                  ------------     -----------
         Total income taxes                             2,926          13,183
                                                  ------------     -----------
Income before discontinued operations             $    10,275      $   33,950

Income from discontinued operations                     2,942              70
                                                  ------------     -----------
Net income                                        $    13,217      $   34,020
                                                  ============     ===========

Average shares outstanding                             35,705          36,038


Net income per share                              $      0.37      $     0.94

Cash dividends per share                          $      0.38      $    0.365

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                          Nine Months
                                                       Ended September 30,
                                                      1995            1994
Premiums and finance charges earned               $   957,164      $  972,854
Investment income less expenses                       141,494         139,794
Investment gains (losses) realized                     (1,441)         24,943
                                                  ------------     -----------
         Total income                               1,097,217       1,137,591

Losses and benefits for policyholders                 597,557         616,673
Loss adjustment expenses                              104,378         102,779
General operating expenses                             65,871          59,490
Amortization of deferred policy acquisition costs     247,244         253,593
California Proposition 103                             23,050               0
                                                  ------------     -----------
         Total expenses                             1,038,100       1,032,535

Income before income taxes                             59,117         105,056

Income taxes
   Current                                             16,529          18,667
   Deferred                                            (7,636)          5,399
                                                  ------------     -----------
         Total income taxes                             8,893          24,066
                                                  ------------     -----------

Income before discontinued operations
   and accounting changes                              50,224          80,990

Income from discontinued operations                     4,014           3,354

Cumulative effect of accounting changes                     0            (319)
                                                  ------------     -----------
Net income                                        $    54,238      $   84,025
                                                  ============     ===========

Average shares outstanding                             35,825          36,038


Cumulative effect of accounting changes per share $      0.00      $    (0.01)

Net income per share                              $      1.51      $     2.33

Cash dividends per share                          $      1.14      $    1.095

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
                                            Additional    Unrealized                                   Total
                                 Common      paid-in      gain (loss)     Retained      Treasury    shareholders'
                                 stock       capital    on investments    earnings       stock         equity
Balance, January 1, 1994         $2,925      $ 6,185      $ 124,284       $ 940,774    $(211,830)   $  862,338
Unrealized gain                                            (189,855)        (13,857)                  (203,712)
Deferred income tax on
   net unrealized gain                                       66,375                                     66,375
Cumulative effect of
   accounting changes                                       116,144                                    116,144
Net issuance of treasury stock
   under stock option plan
   (8,292 shares)                                 18                            (30)         136           124
Net income                                                                   84,025                     84,025
Cash dividends paid
   ($1.095 per share)                                                       (39,461)                   (39,461)
Stock split                       2,925       (2,925)                                                        0
---------------------------------------------------------------------------------------------------------------
   BALANCE, SEPT 30, 1994        $5,850      $ 3,278      $ 116,948       $ 971,451    $(211,694)   $  885,833
===============================================================================================================
Balance, January 1, 1995         $5,850      $ 3,271      $  69,610       $ 985,068    $(213,009)   $  850,790
Unrealized gain                                             296,604                                    296,604
Deferred income tax on
   net unrealized gain                                     (102,975)                                  (102,975)
Net issuance of treasury stock
   under stock option plan
   (11,525 shares)                                76                                         179           255
Repurchase of treasury
   stock (415,100 shares)                                                      (761)     (13,464)      (14,225)
Net income                                                                   54,238                     54,238
Cash dividends paid
   ($1.14 per share)                                                        (40,826)                   (40,826)
---------------------------------------------------------------------------------------------------------------
   BALANCE, SEPT 30, 1995        $5,850      $ 3,347      $ 263,239       $ 997,719    $(226,294)   $1,043,861
===============================================================================================================

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands) (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                       1995            1994
Cash flows from:
   Operations
      Net income                                  $    54,238      $   84,025
      Adjustments to reconcile net income to
      cash from operations:
         Changes in:
            Insurance reserves                         (5,179)        (15,388)
            Income taxes                              (16,842)         13,078
            Premiums and other receivables             (8,770)        (12,189)
            Deferred policy acquisition costs           3,956          (4,620)
            Other assets                               (8,850)         (8,188)
            Other liabilities                          (3,770)         (6,862)
         Depreciation and amortization                  9,346           8,242
         Investment gains and losses                     (312)        (26,495)
         California Proposition 103                    21,514               0
                                                  ------------     -----------
            Net cash generated by operations           45,331          31,603
Investments
   Purchase of investments:
      Fixed income securities                        (723,733)       (642,180)
      Equity securities                               (63,895)        (83,619)
   Proceeds from sales:
      Fixed income securities                         691,899         571,411
      Equity securities                                29,073          44,594
   Proceeds from maturities and calls:
      Fixed income securities                          97,856         141,930
      Equity securities                                36,529          28,454
                                                  ------------     -----------
         Net cash from investments                     67,729          60,590
Financing
   Note payable                                        (5,000)        (34,000)
   Proceeds from exercise of stock options                230             124
   Purchase of treasury stock                         (13,464)              0
   Dividends paid to shareholders                     (40,825)        (39,461)
                                                  ------------     -----------
         Net cash used in financing activity          (59,059)        (73,337)
Net change in cash and cash equivalents                54,001          18,856
Cash and cash equivalents, beginning of period         28,656          30,426
                                                  ------------     -----------
Cash and cash equivalents, end of period          $    82,657      $   49,282
                                                  ============     ===========
Footnotes: For complete disclosures see Notes to Consolidated Financial
Statements on pages 26-30 of Annual Report.
Note 1 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.
Note 2 - Share, per share, and shareholders' equity amounts on statements presented are adjusted to reflect the April 22, 1994 2-for-1 stock split.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the nine months ended September 30, 1995 were $77.2 million, $2.15 per share, compared with $56.0 million, $1.55 per share for the same period in 1994. Underwriting losses for the third quarter of 1995 amounted to $32.1 million, $.90 per share, compared with $5.7 million, $.16 per share for the third quarter of 1994. Gross premiums for the first nine months of 1995 decreased 3.1% for all lines of business. Commercial lines decreased 4.0% and personal lines decreased
2.2% from the same period last year. Property and casualty net premiums decreased 2.2% in the first nine months and decreased 4.0% for the third quarter of 1995.

The Corporation continues to reduce voluntary premium writings in those states with unprofitable environments, such as Pennsylvania and Florida. New Jersey is now our largest state with 18.0% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1995 is approximately $1.0 million compared with $6.1 million in 1994.

COMBINED RATIO
                              THIRD QUARTER             9 MONTHS ENDED
                                                         SEPTEMBER 30
                              1995     1994            1995        1994
Automobile- Personal          96.9%   106.7%          100.5%       99.1%
          - Commercial       105.9%   119.0%          113.0%      109.7%
                             ------   ------          ------      ------
Automobile                    98.9%   109.7%          103.5%      101.8%
Homeowners                   122.4%   108.2%          118.8%      150.7%
Workers' Compensation         93.3%    76.7%           94.9%       83.3%
General Liability            110.0%   103.7%          111.2%       89.1%
Fidelity and Surety           73.0%    81.9%           85.9%       71.1%
CMP, Fire, Inland Marine     110.1%    98.0%          109.6%      118.2%
                             ------   ------          ------      ------
Total                        103.3%   102.9%          105.8%      106.2%

At September 30, 1995 the combined ratio remained stable relative to 1994, increasing only .4 points for the quarter to 103.3%, and decreasing .4 points for the first nine months to 105.8%. The combined ratio for homeowners was negatively impacted 18.0 points during the first nine months of 1994 due primarily to first quarter winter storm-related losses. The combined ratio declined over 30 points year-to-date due to significantly smaller catastrophe losses during 1995.

The quarterly and year-to-date combined ratios for the workers' compensation line show increases due to adverse claim developments in states that have been de-emphasized and due to increases in National Council claims which represent involuntary business. General liability combined ratios also increased primarily due to adverse development in California. Although Ohio Casualty has withdrawn from the state of California, the Statute of Limitations has not yet expired for general liability claims, and the Corporation continues to incur approximately 20 construction defect claims per week.

The third quarter catastrophe losses were $5.7 million and accounted for 1.8 points on the combined ratio. This compares with $5.4 million and 1.6 points for the same period in 1994. Catastrophes for the first nine months are $22.5 million or 2.3 points on the combined ratio compared with $34.3 million 3.5 points on the combined ratio representing a 34.5% decrease over the same period last year.

The Corporation's reserves for environmental liability claims have not changed materially since December 31, 1994, and continued to total just over $10.6 million. For a more complete discussion of this exposure see pages 21 and 29 of the Corporation's Annual Report to Shareholders.

Property and casualty investment income per share before tax increased .8% to $3.87 for the first nine months of 1995 from $3.84 reported in the same period in 1994. Third quarter investment income before income tax was $1.29 per share for 1995 and $1.28 per share for 1994. Investment income after tax per share remained unchanged in the first nine months and the third quarter compared with the corresponding periods in 1994. With the continuation of low interest rates and the cash outflows from weather related losses, investment income is likely to show no growth over the balance of the year. The effective tax rate on investment income for the first nine months of 1995 was 26.1% compared with 25.6% for the same period in 1994.

Net cash generated by operations was $45.3 million in the first nine months of the year compared with $31.6 million for the same period in 1994 due to improved underwriting results. Shareholder dividend payments were $40.8 million in the first nine months of 1995 and $39.5 million in 1994.

Consolidated investments at September 30, 1995 included taxable high yield and unrated securities with an aggregate market value of $303.0 million and an aggregate amortized value of $297.3 million. Comparable December 31, 1994 investments in taxable high yield and unrated securities had a market value of $306.6 million and an amortized value of $322.7 million. At September 30, 1995, the fixed maturity portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 87.1% investment grade securities, 10.6% high yield securities, and 2.3% unrated securities. Fixed maturity portfolio relating to discontinued life insurance operations totaled
$375.5 million which consisted of 96.1% investment grade securities, 1.7% high yield securities and 2.2% unrated securities. During the first nine months of 1995, $108.3 million of taxable high yield and unrated securities were acquired and $120.5 million were disposed of through sales, calls, or maturities resulting in net realized losses after tax of $2.6 million. In addition, security values were written down by $8.6 million after tax due to non-performance of the issuers of the securities.

At September 30, 1995, the securities in the Corporation's high yield and unrated portfolio were issued by more than 117 corporate borrowers in approximately 42 industries. At that time, approximately 93.8% of such investments (based on amortized value) were performing in accordance with contractual terms and were making principal and interest payments as required.

For further discussion of the Corporation's investments, see Item 1 of the Corporation's Form 10-K for the year ended December 31, 1994.

In 1994, the National Association of Insurance Commissioners developed a risk-based capital model to establish standards which will compare insurance company statutory surplus to required minimum capital based on risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk consisting of investment risk and credit risk; and underwriting risk composed of loss reserve and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies have at least twice the necessary capital to conform with the risk-based capital model.

In 1994, Ohio Casualty adopted FAS 112 "Employers' Accounting for Post-
Employment Benefits". This standard requires accrual of liabilities for benefits provided to former or inactive employees after employment, but before retirement. The cumulative effect of this accounting change adopted as of January 1, 1994 was a $.6 million after tax reduction of net income and shareholders' equity.

In the first quarter of 1994, Ohio Casualty also adopted FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", which required the investment portfolio to be divided into three categories: held to maturity, available for sale or trading account. The Corporation placed all of its holdings in the available for sale category. This necessitated them being marked to market value for balance sheet purposes. The cumulative effect of adoption of this accounting change as of January 1, 1994, was a $116.1 million increase to shareholders' equity and a $.3 million after tax increase of net income. The adoption of this accounting standard will lead to additional volatility in shareholders' equity as the market price of bonds fluctuates.
Shareholders' equity increased $193.1 million from $850.8 million to $1,043.9 million since December 31, 1994 due in part to the market prices of bonds.

Ohio Casualty does not own any "derivative financial instruments" as defined in FAS 119. The Corporation maintains a laddered maturity structure in our fixed income portfolios. Though not a formal "hedge", such a strategy does mitigate some interest rate swings.

In 1994, the Corporation closed on a renegotiation of its long term debt. The terms of the loan are substantially similar to the previous loan with the exception of the loan repayment schedule. Formerly, payments of $17.0 million were made semi-annually with a final payment of $18.0 million due in July
1996. The new loan has scheduled principal payments of $5.0 million semi-annually. The final payment is due October 25, 2001.

Interest on the loan is adjustable and is based on a spread from several indices including the Federal Funds Rate, the Prime Rate, and the Eurodollar
Rate. Interest is payable quarterly beginning January 25, 1995. The interest rate is 6.58% and is guaranteed through April 25, 1996. The Corporation refinanced and extended this loan in order to maximize its capital flexibility and permit the growth of its insurance subsidiaries without the strain of the previous repayment schedule.

In December 1992, the Ohio Casualty Group of Property and Casualty Companies stopped writing business in California and filed a withdrawal plan with the California Department of Insurance. Effective April 12, 1995, the California
Department of Insurance approved our withdrawal applications for The Ohio
Casualty Insurance Company, West American Insurance Company and Ohio Security
Insurance Company. American Fire and Casualty Company will remain licensed acting as reinsurer for the outstanding liabilities as they run off. Current outstanding reserves total $87.2 million.

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. Based on previous statements by the California Department of Insurance and the Corporation's lack of profitability in the state, it was concluded that no significant liability for premium rollbacks existed. However, the corporation has received a bill from the state of California. The Corporation continues to challenge the validity of any rollback and a tentative administrative hearing is scheduled for late
November.  The current accrued liability is $70.3 million.

On October 2, 1995, Ohio Life closed on its administrative agreement with Great Southern Life Insurance Company. Ohio Life transferred the servicing of its existing life insurance business to Great Southern, which will process existing business, issue new business, and assume administrative functions.
As part of this transaction, Ohio Life will receive a ceding commission of $48.2 million. Based on accounting rules (SFAS 113), this ceding commission and the corresponding deferred acquisition costs will be amortized over the contract period of 15 months. The net income impact will be approximately
$4.5 million per quarter.

PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and reports on Form 8-K

          A report on Form 8-K was filed September 15, 1995.






                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                OHIO CASUALTY CORPORATION
                                                -------------------------
                                                       (Registrant)




November 10, 1995                               /s/ Barry S. Porter
                                                ------------------------------
                                                Barry S. Porter, CFO/Treasurer
                                               (on behalf of Registrant and as
                                                Principal Accounting Officer)

                                    11
