Form 10-K
period 1995-12-31
OHIO CASUALTY CORP
filed 1996-03-27
CIK 73952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from            to


COMMISSION FILE NUMBER 0-5544

                           OHIO CASUALTY CORPORATION
             (Exact name of registrant as specified in its charter)

              OHIO                                      31-0783294
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

136 NORTH THIRD STREET, HAMILTON, OHIO                    45025
(Address of principal executive offices)                (Zip Code)

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

                                                Yes [x]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value as of March 1, 1996 of the voting stock held by non-affiliates of the registrant was $1,174,876,392.

     On March 1, 1996 there were 35,402,446 shares outstanding.


                                 Page 1 of 112
                          Index To Exhibits On Page 27

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the registrant's fiscal year ended December 31, 1995 is incorporated herein by reference for the following items:

                                     PART I

Item 1.    Business.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

Item 6.    Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data.

The Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1995 for the Annual Shareholders meeting to be held April 17, 1996 is incorporated herein by reference for the following items:

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Item 13.   Certain Relationships and Related Transactions.

                                     PART I

ITEM 1.   BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

Ohio Casualty Corporation (the Corporation) was incorporated under the laws of Ohio in August, 1969. The Corporation operates primarily as a holding company and is principally engaged, through its direct and indirect subsidiaries, in the business of property and casualty insurance and insurance premium finance.

The Corporation has two industry segments: property and casualty insurance and insurance premium finance. The Corporation conducts its property and casualty insurance business through The Ohio Casualty Insurance Company ("Ohio Casualty"), an Ohio corporation organized in 1919, the Ohio Casualty's three operating property and casualty insurance subsidiaries: West American Insurance Company ("West American"), an Indiana corporation (originally incorporated under the laws of the State of California) acquired in 1945; Ohio Security Insurance Company ("Ohio Security"), an Ohio corporation acquired in 1962; and American Fire and Casualty Company ("American Fire"), an Ohio corporation (originally incorporated under the laws of the State of Florida) acquired in 1969. This group of companies presently underwrites most forms of property and casualty insurance. The Corporation conducts its premium finance business through Ocasco Budget, Inc. ("Ocasco"), an Ohio corporation (originally incorporated under the laws of the State of California) organized in 1960. Ocasco is a direct subsidiary of Ohio Casualty. On May 31, 1995 the states of domicile of West American and Ocasco changed to Indiana and Ohio, respectively, in connection with the withdrawal from property and casualty insurance operations in California as previously announced and as discussed elsewhere herein.

During 1995, the Corporation's third industry segment, life operations, was discontinued. We found it increasingly difficult to achieve our required 16% rate of return in this segment of our business. After extensive analysis, it was determined that a 16% return could not be achieved without extensive capital contributions and a dramatic overhaul of the life operations. Since this was a small segment of our overall business, it was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. This will provide our agents and policyholders access to quality life insurance products to meet their financial needs. The existing blocks of business were reinsured through a 100% coinsurance arrangement with Employer's Reassurance Corporation. As of December 31, 1995, $16.7 million of the net ceding commission from the transaction remains unamortized. This will be amortized into income over the expected life of the underlying reinsured policies, in this case, 15 years. An assumption is scheduled for January 1, 1997 whereby Great Southern will legally replace Ohio Life as the primary carrier on these policies at which time the remaining unamortized gain will be recognized. Net income from discontinued operations amounted to $4.4 million or $.12 per share in 1995 compared with $5.9 million or $.16 per share in 1994 and $6.8 million or $.19 per share in 1993.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and identifiable assets of each industry segment for the three years ended December 31, 1995 are set forth in Note 10, Industry Segment Information, in the Notes to the Consolidated Financial Statements on page 33 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 1.   CONTINUED

      PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by Ohio Casualty, West American, American Fire, Ohio Security and Ohio Life as a group (collectively, the "Ohio Casualty Group") for the periods indicated. Life insurance premiums reflect adjustments for FAS 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-duration Contracts and Realized Gains and Losses from the Sale of Investments" which was implemented in 1989.

                              Ohio Casualty Group
                              Net Premiums Written
                              By Line of Business
                                 (in thousands)

                                1995           1994           1993           1992           1991
                            -----------     ----------     ----------     ----------     ----------
Auto liability              $   403,781     $  420,031     $  430,852     $  493,214     $  467,604
Auto physical damage            207,534        212,005        210,987        240,913        229,049
Homeowners
    multiple peril              160,444        160,089        156,797        185,518        181,643
Workers' compensation           140,558        145,641        165,577        199,402        218,387
Commercial
    multiple peril              131,553        135,595        136,559        147,894        133,589
Other liability                 108,483        112,906        107,983        122,277        132,427
All other lines                  96,842         98,714         95,562        116,450        126,314
                            -----------     ----------     ----------     ----------     ----------
Property and casualty
    premiums                $ 1,249,195     $1,284,981     $1,304,317     $1,505,668     $1,489,013
                            ===========     ==========     ==========     ==========     ==========
Premium finance
    revenues                $     2,314     $    2,528     $    2,887     $    4,313     $    4,979
                            ===========     ==========     ==========     ==========     ==========
Discontinued operations-
Statutory premiums:
    Individual life         $  (126,979)    $   22,238     $   38,409     $   36,698     $   20,938
    Annuity                    (195,870)        18,104         19,530         16,983         18,780
    Other                       (22,012)         8,606          6,716          7,113          5,215
                            -----------     ----------     ----------     ----------     ----------
       Total                   (344,861)        48,948         64,655         60,794         44,933
FAS 97 adjustments               (1,533)       (26,173)       (44,748)       (41,582)       (27,086)
                            -----------     ----------     ----------     ----------     ----------
Discontinued operations
    revenues                $  (346,394)    $   22,775     $   19,907     $   19,212     $   17,847
                            ===========     ==========     ==========     ==========     ==========


(C)   NARRATIVE DESCRIPTION OF BUSINESS

The Ohio Casualty Group is represented on a commission basis by approximately 4,367 independent insurance agencies. In most cases, these agencies also represent other unaffiliated companies which may compete with the Ohio Casualty Group. The 47 claim and 36 underwriting and service offices operated by the Ohio Casualty Group assist these independent agencies in the producing and servicing of the Group's business.

ITEM 1.   CONTINUED

The following table shows consolidated direct premiums written for the Ohio Casualty Group's ten largest states:

                              Ohio Casualty Group
                               Ten Largest States
                            Direct Premiums Written
                           From Continuing Operations
                                 (in thousands)

                              Percent                                 Percent                                 Percent
                     1995     of Total                      1994      of Total                      1993      of Total
                     ----     --------                      ----      --------                      ----      --------
New Jersey         $220,373     17.6      New Jersey      $211,233      16.4      New Jersey      $194,813      14.9
Pennsylvania        128,603     10.3      Pennsylvania     145,687      11.3      Pennsylvania     170,681      13.1
Ohio                126,622     10.1      Ohio             129,303      10.0      Ohio             133,256      10.2
Kentucky             80,498      6.4      Kentucky          79,710       6.2      Kentucky          83,006       6.4
Illinois             64,352      5.1      Illinois          63,682       4.9      Illinois          66,326       5.1
Maryland             56,741      4.5      Florida           56,846       4.4      Florida           59,574       4.6
Indiana              49,353      3.9      Maryland          56,637       4.4      Maryland          56,867       4.4
Texas                43,036      3.4      Indiana           47,817       3.7      Indiana           46,991       3.6
Florida              42,061      3.4      Texas             45,171       3.5      Texas             46,943       3.6
North Carolina       33,955      2.7      Michigan          32,846       2.6      Michigan          34,350       2.6
                   --------     ----                      --------      ----                      --------      ----
                   $845,594     67.4                      $868,932      67.5                      $892,807      68.5
                   ========     ====                      ========      ====                      ========      ====


Property and casualty net premiums written decreased 2.8% in 1995. New Jersey premiums written increased 4.1% primarily as a result of an 11.1% increase in private passenger automobile, due to continuing legislation requiring insurers to accept all automobile risks meeting broad underwriting guidelines. Pennsylvania premiums written decreased 11.8% principally due to a 13.9% reduction in workers' compensation, as a result of management's decision to limit writing due to poor underwriting experience.

      INVESTMENT OPERATIONS

Each of the Ohio Casualty Group companies must comply with the insurance laws of its domiciliary state and of the other states in which it is licensed for business. Among other things, these laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate.

The distribution of invested assets of the Ohio Casualty Group is determined by a number of factors, including insurance law requirements, the Corporation's liquidity needs and taxable position, and general market conditions. Accordingly, adjustments are made to the asset allocation from time to time. The Corporation has no investment real estate or commercial mortgages. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The following table sets forth the carrying values and other data of the consolidated invested assets of the Ohio Casualty Group as of the end of the years indicated:

ITEM 1.   CONTINUED

                              Ohio Casualty Group
                        Distribution of Invested Assets
                                 (in millions)

                                  1995
                                 Average                     % of                      % of                     % of
                                  Rating         1995        Total        1994         Total        1993        Total
                                 -------      ---------      -----    ----------       -----    ----------      -----
U.S. government                    AAA         $  116.5        3.8      $   88.0         2.9      $  102.9        3.3
Tax exempt bonds
    and notes                       AA+           898.5       29.1         694.3        22.8       1,109.4       35.3
Debt securities
    issued by foreign
    governments                      A+             3.4        0.1          38.1         1.3             0          0
Corporate securities               BBB+           986.4       32.0       1,091.9        35.9         839.9       26.8
Mortgage backed
    securities
       U.S. government             AAA            170.2        5.5         371.9        12.2         448.8       14.3
       Other                        AA            232.9        7.6         225.7         7.4         128.2        4.1
Total bonds                         AA-         2,407.9       78.1       2,509.9        82.5       2,629.2       83.8

Common stocks                                     627.4       20.3         459.5        15.1         442.8       14.1
Preferred stocks                                   33.7        1.1          60.5         2.0          49.4        1.6
Total stocks                                      661.1       21.4         520.0        17.1         492.2       15.7

Short-term                                         14.4        0.5          13.6         0.4          16.2        0.5
Total investments                              $3,083.4      100.0      $3,043.5       100.0      $3,137.6      100.0

Total market value
    of investments                             $3,083.4                 $3,043.5                  $3,316.2

Total amortized cost
    of investments                             $2,617.5                 $2,938.1                  $3,137.6


The consolidated fixed income portfolio (identified as "Total Bonds" in the foregoing table) of the Ohio Casualty Group had a weighted average Standard & Poor rating of "AA-" and an average stated maturity of ten years as of December 31, 1995. The mortgage-backed portfolio, which represents 16.7% of fixed maturity investments, has experienced a significantly increased level of prepayments over the last few years causing reinvestment of proceeds at the lower rates prevalent at that time. As rates have risen, prepayments have slowed and the fair value of the lower yielding bonds has decreased.

Investments in taxable high yield (less than investment grade, Standard & Poor rated below "BBB-") and unrated securities had an aggregate carrying value of $490.2 million and an aggregate amortized cost of $475.0 million at year-end 1995. At year-end 1994 and 1993, respectively, carrying values were $306.6 million and $206.0 million and market values were $322.7 million and $220.6 million. The taxable high yield securities had a weighted average Standard & Poor rating of "BB-" and an average maturity of ten years.

ITEM 1.   CONTINUED

Approximately 99.7% of the Corporation's high yield and unrated investments (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's high yield and unrated portfolio have been issued by 171 corporate borrowers in approximately 46 industries. At December 31, 1995, the Corporation's five largest investments in high yield and unrated securities totaled $37.1 million, and had an approximate amortized cost of $34.3 million. None of these holdings individually exceeded $8.9 million.

At December 31, 1995, the fixed income portfolio relating to property and casualty operations totaled $2.3 billion which consisted of 90.5% investment grade securities and 9.5% high yield securities. At December 31, 1995, the fixed income portfolio relating to discontinued operations totaled $80.1 million which consisted of 93.8% investment grade securities and 6.2% high yield securities.

Investments in high yield and, in many instances, unrated securities have greater risks than investments in investment grade securities. The risk of default by borrowers which issue high yield securities is significantly greater because these securities are generally unsecured and often subordinated to other debt and these borrowers are often highly leveraged and are more sensitive to adverse economic conditions such as a recession or a sharp increase in interest rates. Furthermore, the market for high yield and unrated securities is often thinly traded and market quotations may be unavailable or available only from a small number of dealers. Investment grade securities are also subject to significant adverse risks including the risks of re-leveraging and changes in control of the issuer. In most instances, investors are unprotected with respect to such risks, the effects of which can be substantial. The Corporation has no investment with a single issuer exceeding 3.1% of shareholders' equity.

Yield (based on cost of investments) for the taxable fixed income portfolio was 8.7% and 8.6% at December 31, 1995 and 1994, respectively. Unrated and high yield securities were yielding 10.1% and 9.5% at December 31, 1995 and 1994, respectively, while investment grade securities were yielding 7.5% in 1995 and 8.4% in 1994. Yield for tax exempt securities was 6.3% at December 31, 1995 and 6.7% at December 31, 1994; however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies. High yield and unrated corporate debt securities provided approximately 19.3% of consolidated net investment income before tax in 1995 and 12.7% in 1994. Because the Corporation has generally purchased high yield and unrated securities with the intention of holding them to maturity and has managed its investment portfolio so as to not be dependent on these securities to meet its liquidity needs, the Corporation has been willing to accept the relative lack of liquidity for these securities.

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in
Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 29 and 30 of the 1995 Annual Report to Shareholders.

ITEM 1.   CONTINUED

Purchases of taxable fixed income securities in 1995 were as follows: $480.9 million of investment grade securities, $56.7 million of high yield securities and $53.8 million of unrated securities. Purchases of tax-exempt and equity securities in 1995 totaled $352.7 million and $86.5 million, respectively.

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 1995 were as follows: $850.6 million of investment grade securities, $132.9 million of high yield securities and $39.4 million of unrated securities. Dispositions of tax-exempt and equity securities in 1995 totaled $39.6 million and $137.4 million, respectively. During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement was adopted on January 1, 1994, and required the Corporation to classify equity securities and debt securities into the following categories: 1) held to maturity securities; 2) trading securities; 3) available for sale.

All fixed income holdings were placed in the available for sale category. This accounting change increased shareholders' equity $116.1 million in 1994.

Consolidated net realized investment gains in 1995 totaled $6.1 million, $.17 per share. Included in this amount are approximately $16.0 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

      SHARE REPURCHASES

During 1990 the Board of Directors of Ohio Casualty Corporation authorized the additional purchase of as many as 3,000,000 (as adjusted for 1994 stock split) shares of its common stock through open market or privately negotiated transactions. 613,900 shares were repurchased during 1995 for $20.9 million. 50,000 shares were repurchased during 1994 for $1.4 million. No shares were repurchased during 1993. The remaining repurchase authorization is 2,336,100 shares as of December 31, 1995.

      LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1994, 1993 and 1992 were reduced in the subsequent year as shown below:

ITEM 1.   CONTINUED

           Accident Year Loss and Loss Adjustment Expense Liabilities
                           Subsequent Year Adjustment
                                 (in millions)

                                          1994        1993      1992
                                          ----        ----      ----
           Property                        $11        $ 31       $22
           Auto                             30          26        18
           Workers' compensation
                and other liability         35          51        18
                                          ----        ----       ---
           Total reduction                 $76        $108       $58
                                          ====        ====       ===


In the normal course of business, the Ohio Casualty Group is involved in disputes and litigation regarding terms of insurance contracts and the amount of liability under such contracts arising from insured events. The liabilities for loss and loss adjustment expenses include estimates of the amounts for which the Ohio Casualty Group may be liable upon settlement or other conclusion of such litigation.

Because of the inherent future uncertainties in estimating ultimate costs of settling claims, actual loss and loss adjustment expenses may deviate substantially from the amounts recorded in the Corporation's consolidated financial statements. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be accurately predicted since conditions and events which established historical loss and loss adjustment expense development and which serve as the basis for estimating ultimate claims cost may not occur in the future in exactly the same manner, if at all.

The anticipated effect of inflation is implicitly considered when estimating the liability for losses and loss adjustment expenses based on historical loss development trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends.

The following table presents an analysis of property and casualty losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in Note 1, Accounting Policies, paragraph E, in the Notes to Consolidated Financial Statements on page 28 of the 1995 Annual Report to Shareholders.

ITEM 1.   CONTINUED

      Reconciliation of Liabilities for Losses and Loss Adjustment Expense
                                 (in thousands)

                                           1995          1994          1993
                                           ----          ----          ----

Net liabilities, beginning of year       $1,606,487    $1,693,551    $1,673,868

Provision for current accident year
     claims                               1,008,321     1,084,072     1,131,055
Increase (decrease)in provisions for
     prior accident year claims            (104,998)     (153,717)      (71,799)
                                         ----------    ----------    ----------
                                            903,323       930,355     1,059,256

Payments for claims occurring during:
     Current accident year                  444,558       483,129       477,777
     Prior accident years                   508,187       534,290       561,796
                                         ----------    ----------    ----------
                                            952,745     1,017,419     1,039,573

Net liabilities, end of year              1,557,065     1,606,487     1,693,551

Reinsurance recoverable                      74,119        65,336        75,738
                                         ----------    ----------    ----------
Gross liabilities, end of year           $1,631,184    $1,671,823    $1,769,289
                                         ==========    ==========    ==========


Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31            1985       1986         1987        1988          1989           1990         1991         1992
----------------------         ---------  ----------   ----------  ----------    ----------    ----------    ----------   ----------
Liability as originally
  estimated:                   $ 806,474  $  981,335   $1,171,392  $1,252,404    $1,370,054    $1,483,985    $1,566,139   $1,673,205

Cumulative payments as of:
  One year later                 337,235     380,290      438,195     440,173       489,562       506,246       526,973      561,133
  Two years later                518,446     598,478      667,894     695,364       745,766       783,948       822,634      869,620
  Three years later              641,649     730,106      828,325     845,472       902,081       955,666     1,007,189    1,060,433
  Four years later               711,344     828,365      922,744     937,034     1,000,299     1,063,508     1,123,591
  Five years later               769,317     884,606      977,575     996,353     1,061,173     1,131,012
  Six years later                800,238     919,026    1,015,889   1,033,508     1,100,683
  Seven years later              822,163     942,572    1,041,563   1,055,972
  Eight years later              837,332     959,174    1,057,509
  Nine years later               849,845     968,586
  Ten years later                856,355

Liability reestimated as of:
  One year later                 827,244     989,512    1,131,539   1,179,052     1,285,233     1,403,172     1,515,129    1,601,406
  Two years later                876,906   1,029,086    1,139,684   1,175,861     1,299,428     1,407,197     1,500,890    1,555,452
  Three years later              899,911   1,032,435    1,139,584   1,193,127     1,296,215     1,388,381     1,467,256    1,524,054
  Four years later               902,062   1,028,893    1,156,930   1,195,712     1,281,246     1,368,530     1,449,789
  Five years later               898,292   1,048,419    1,160,997   1,186,680     1,268,193     1,366,676
  Six years later                918,089   1,054,589    1,159,372   1,178,126     1,270,734
  Seven years later              925,473   1,049,447    1,154,169   1,184,233
  Eight years later              920,223   1,046,494    1,162,837
  Nine years later               917,127   1,049,464
  Ten years later                919,896

Decrease (increase) in
  original estimates:          $(113,422) $  (68,129)  $    8,555  $   68,171    $   99,320    $  117,309    $  116,350   $  149,151

Year Ended December 31            1993          1994           1995
----------------------            ----          ----           ----
Liability as originally
  estimated:                   $1,692,895    $1,605,526     $1,553,131

Cumulative payments as of:
  One year later                  533,634       510,219
  Two years later                 833,399
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Liability reestimated as of:
  One year later                1,539,178     1,500,528
  Two years later               1,510,943
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:          $  181,952    $  104,998


This table presents the current period effects of changes in estimated loss and loss adjustment expense liabilities of the most recent and all prior accident years. Since conditions and trends that have affected loss and loss adjustment expense development in the past may not occur in the future in exactly the same manner, if at all, future results may not be reliably predicted by extrapolation of the data presented.

                                              1994             1995
                                              ----             ----
Gross liability - end of year              $1,670,862       $1,624,197
Reinsurance recoverable                        65,336           71,066
Net liability - end of year                 1,605,526        1,553,131
Gross re-estimated liability - latest       1,562,411
Re-estimated recoverable - latest              61,883
Net re-estimated liability - latest         1,500,528
Gross cumulative deficiency                   108,451


ITEM 1.   CONTINUED

      COMPETITION

More than 2,600 property and casualty insurance companies compete in the United States and no one company or company group has a market share greater than approximately 15.0%. The Ohio Casualty Group ranked as the forty-fifth largest property and casualty insurance groups in the United States based on net insurance premiums written in 1994, the latest year for which statistics are available. The Ohio Casualty Group competes with other companies on the basis of service, price and coverage.

      STATE INSURANCE REGULATION

General. The Corporation and the Ohio Casualty Group are subject to regulation under the insurance statutes, including the holding company statutes, of various states. Ohio Casualty, American Fire and Ohio Security are all domiciled in Ohio. West American is domiciled in Indiana. Collectively, the Ohio Casualty Group is authorized to transact the business of insurance in the District of Columbia and all states except Maine. The Ohio Casualty Group is subject to examination of their affairs by the insurance departments of the jurisdictions in which they are licensed.

The insurance holding company laws and regulations vary from state to state, but generally require insurance holding companies to register and file with the state regulatory authority certain reports, including information concerning their capital structure, ownership, financial condition and general business operations.

State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain material intercorporate transfers of assets within the holding company structure. Under applicable provisions of the Indiana insurance statutes ("Indiana Insurance Law") and the Ohio insurance statutes (the "Ohio Insurance Law"), a person would not be permitted to acquire direct or indirect control of the Corporation or any of the Ohio Casualty Group companies domiciled in such state, unless such person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance, respectively, for such acquisition. For the purposes of the Indiana Insurance Law and the Ohio Insurance Law, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired "control" of such company.

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California billed the Corporation $59.9 million for Proposition 103 assessment. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permits reduction of the rollback due to commissions and premium taxes paid. The billing was revised again in August of 1995 and at present the State has indicated the Corporation should not be required to pay in excess of $42.1 million plus interest as a Proposition 103 assessment. As a result, the Corporation's reserve for this alleged liability is $70.2 million. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. It is uncertain when this will be resolved.

ITEM 1.   CONTINUED

The State of New Jersey has historically been a profitable state for the Corporation. In recent years, however, the legislative environment in that state has deteriorated. Due to legislative rules and regulations designed to make insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. In order to meet our state imposed assessment obligations under the Fair Automobile Insurance Reform Act, the Unsatisfied Claim and Judgment fund, the New Jersey Surtax and the Market Transition Facility, the Corporation has incurred expenses of $3.7 million in 1995, $6.4 million in 1994 and $19.1 million in 1993. These assessments have negatively affected our combined ratios by .3, .5 and 1.4 points in the three years, respectively.

National Association of Insurance Commissioners. The National Association of Insurance Commissioners (the "NAIC") annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. None of the property and casualty companies of the Ohio Casualty Group had more than one NAIC financial ratio that was outside the usual range in the last five calendar years.

Beginning in 1994, the NAIC requires inclusion of a risk-based capital calculation in the Annual Statements. The risk-based capital model is used to establish standards which will relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies have at least twice the necessary capital to conform with the risk-based capital model.

The NAIC has developed a model law limiting dividend payments by insurance companies. This model law allows dividends to equal the greater of 10% of policyholders surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. The State of Ohio signed this model into law on September 30, 1993. For 1995, $116.3 million of policyholder surplus are not subject to restrictions or prior dividend approval.

      EMPLOYEES

At December 31, 1995, the Ohio Casualty Group had approximately 3,681 employees of which approximately 1,372 were located in Hamilton, Ohio.

ITEM 2.   PROPERTIES

The Ohio Casualty Group owns and leases office space in various parts of the country. The principal office building consists of an owned facility in Hamilton, Ohio.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 9 and Proposition 103 hearings described on page 12.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of Shareholders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers of the Corporation who are not separately reported in the Corporation's Proxy Statement:

Chief Financial Officer and Treasurer                                 Age
Barry S. Porter....................................................... 59

Mr. Porter has been an officer of the Corporation and its subsidiaries for more than five years.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

See inside front cover and page 36 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 6.      SELECTED FINANCIAL DATA

See pages 16 and 17 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 18 through 23 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
(See Index to Financial Statements attached hereto.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 4 through 6 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1995 and Executive Officers of the Registrant separately captioned under Part I of this annual report.

ITEM 11.     EXECUTIVE COMPENSATION

See pages 7 through 12 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1995.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 1 through 3 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1995.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See page 6 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1995.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

(b) Exhibit I - Fourth Amendment to Rights Agreement dated September 5, 1995. A report on Form 8-K was filed September 5, 1995.

(c)          Exhibits.   (See index to exhibits attached hereto.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OHIO CASUALTY CORPORATION
                                                       (Registrant)

March 26, 1996                            By:   /s/ Lauren N. Patch
                                                ------------------------------
                                                Lauren N. Patch, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1996      /s/ Joseph L. Marcum
                    ------------------------------------------------------
                    Joseph L. Marcum, Chairman of the Board

March 26, 1996      /s/ William L. Woodall
                    ------------------------------------------------------
                    William L. Woodall, Vice Chairman of the Board

March 26, 1996      /s/ Lauren N. Patch
                    ------------------------------------------------------
                    Lauren N. Patch, President and Chief Executive Officer

March 26, 1996      /s/ Arthur J. Bennert
                    ------------------------------------------------------
                    Arthur J. Bennert, Director

March 26, 1996      /s/ Jack E. Brown
                    ------------------------------------------------------
                    Jack E. Brown, Director

March 26, 1996      /s/ Catherine E. Dolan
                    ------------------------------------------------------
                    Catherine E. Dolan, Director

March 26, 1996      /s/ Wayne R. Embry
                    ------------------------------------------------------
                    Wayne R. Embry, Director

March 26, 1996      /s/ Vaden Fitton
                    ------------------------------------------------------
                    Vaden Fitton, Director

March 26, 1996      /s/ Jeffery D. Lowe
                    ------------------------------------------------------
                    Jeffery D. Lowe, Director

March 26, 1996      /s/ Stephen S. Marcum
                    ------------------------------------------------------
                    Stephen S. Marcum, Director

March 26, 1996      /s/ Stanley N. Pontius
                    ------------------------------------------------------
                    Stanley N. Pontius, Director

March 26, 1996      /s/ Howard L. Sloneker III
                    ------------------------------------------------------
                    Howard L. Sloneker III, Director

March 26, 1996      /s/ Barry S. Porter
                    ------------------------------------------------------
                    Barry S. Porter, Chief Financial Officer and Treasurer

March 26, 1996      /s/ Michael L. Evans
                    ------------------------------------------------------
                    Michael L. Evans, Vice President

                               FORM 10-K, ITEM 14
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                           OHIO CASUALTY CORPORATION

The following statements are incorporated by reference to the Annual Report to Shareholders for registrant's fiscal year ended December 31, 1995:

                                                                            Page Number
                                                                          in Annual Report
                                                                          ----------------
     Consolidated Balance Sheet at December 31, 1995, 1994, 1993                   24

     Statement of Consolidated Income for the years ended
     December 31, 1995, 1994 and 1993                                              25

     Statement of Consolidated Shareholders' Equity for the years
     ended December 31, 1995, 1994 and 1993                                        26

     Statement of Consolidated Cash Flows for the years ended
     December 31, 1995, 1994 and 1993                                              27

     Notes to Consolidated Financial Statements                                 28-35


                                                                            Page Number
                                                                          in this Report
                                                                          --------------
     Report of Independent Accountants

     The following financial statement schedules are included herein:

     Schedule I     -   Consolidated Summary of Investments Other Than
                        Investments in Related Parties at December 31, 1995        19

     Schedule III   -   Condensed Financial Information of Registrant for
                        the years ended December 31, 1995, 1994 and 1993           20

     Schedule V     -   Consolidated Supplementary Insurance Information
                        for the years ended December 31, 1995, 1994 and 1993    21-23

     Schedule VI    -   Consolidated Reinsurance for the years ended
                        December 31, 1995, 1994 and 1993                           24

     Schedule VIII  -   Valuation and Qualifying Accounts for the years
                        ended December 31, 1995, 1994 and 1993                     25

     Schedule X     -   Consolidated Supplemental Information Concerning
                        Property and Casualty Insurance Operations for the
                        years ended December 31, 1995, 1994 and 1993               26


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is disclosed elsewhere in the financial statements and related notes.

                         [COOPERS & LYBRAND letterhead]


                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Ohio Casualty Corporation

We have audited the consolidated financial statements of Ohio Casualty Corporation and subsidiaries as of December 31, 1995, 1994 and 1993 and for the years then ended, which financial statements are included on pages 24 through 35 of the 1995 Annual Report to Shareholders of Ohio Casualty Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries as of December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Corporation changed its method of accounting for debt and equity securities and post-employment benefits in 1994.

                                                  /s/ Coopers & Lybrand L.L.P.
                                                  ----------------------------
                                                  Coopers & Lybrand L.L.P.

Columbus, Ohio
February 3, 1996

                                                                     Schedule I

                   Ohio Casualty Corporation and Subsidiaries
                      Consolidated Summary of Investments
                   Other than Investments in Related Parties
                                 (In thousands)


December 31, 1995
                                                                          Amount shown
Type of investment                              Cost           Value    in balance sheet
------------------                              ----           -----    ----------------
Fixed maturities
    Bonds:
       United States govt. and
         govt. agencies with auth.           $  110,628     $  116,487    $  116,487
       States, municipalities and
         political subdivisions                 845,729        898,466       898,466
    Debt securities issued by
       foreign governments                        3,000          3,423         3,423
    Corporate securities                        927,375        986,398       986,398
    Mortgage-backed securities:
       U.S. government guaranteed               168,219        170,193       170,193
       Other                                    221,199        232,886       232,886
                                             ----------     ----------    ----------
             Total fixed maturities           2,276,150      2,407,853     2,407,853

Equity securities:
    Common stocks:
       Banks, trust and insurance
         companies                               53,338        139,939       139,939
       Industrial, miscellaneous and
         all other                              244,030        487,477       487,477

    Preferred stocks:
       Non-redeemable                            18,006         18,951        18,951
       Convertible                               11,625         14,787        14,787
                                             ----------     ----------    ----------
             Total equity securities            326,999        661,154       661,154

Short-term investments                           14,399         14,399        14,399
                                             ----------     ----------    ----------

             Total investments               $2,617,548     $3,083,406    $3,083,406
                                             ==========     ==========    ==========

                                                                    Schedule III


                           Ohio Casualty Corporation
                 Condensed Financial Information of Registrant
                                 (In thousands)

                                                     1995             1994            1993
                                                     ----             ----            ----
Condensed Balance Sheet:
     Investment in wholly-owned
        subsidiaries, at equity                   $1,156,718        $905,250        $949,546

     Investment in bonds                              20,165          22,618          15,335

     Cash and other assets                             2,468           4,725           3,041
                                                  ----------        --------        --------

            Total assets                           1,179,351         932,593         967,922

     Bank note payable                                60,000          70,000         103,000
     Other liabilities                                 8,337          11,803           2,584
                                                  ----------        --------        --------
            Total liabilities                         68,337          81,803         105,584

     Shareholders' equity                         $1,111,014        $850,790        $862,338
                                                  ==========        ========        ========

Condensed Statement of Income:
     Dividends from subsidiaries                  $   80,018        $ 91,098        $ 73,130

     Equity in undistributed net
        income of subsidiaries                        21,431           8,727          16,441

     Operating (expenses)                             (1,714)         (2,934)         (2,586)
                                                  ----------        --------        --------
            Net income                            $   99,735        $ 96,891        $ 86,985
                                                  ==========        ========        ========

Condensed Statement of Cash Flows:
     Cash flows from operations
        Net distributed income                    $   78,304        $ 88,174        $ 70,544

     Other                                             2,971         (15,712)        (24,048)
                                                  ----------        --------        --------
            Net cash from operations                  81,275          72,462          46,496

     Investing
        Purchase of bonds                              4,555          14,452          20,389
                                                  ----------        --------        --------
            Net cash from investing                    4,555          14,452          20,389

     Financing
        Note payable                                 (10,000)        (33,000)        (17,000)

        Exercise of stock options                        578             244           1,485

        Purchase of treasury stock                   (21,193)         (1,412)              0

        Dividends paid to shareholders               (54,335)        (52,597)        (51,145)
                                                  ----------        --------        --------
            Net cash from financing                  (84,950)        (86,765)        (66,660)

     Net change in cash                                  880             149             225

     Cash, beginning of year                           1,797           1,648           1,423
                                                  ----------        --------        --------
     Cash, end of year                            $    2,677        $  1,797        $  1,648
                                                  ==========        ========        ========


                                                                      Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                               December 31, 1995

                                  Deferred      Future policy                                           Benefits,     Amortization
                                   policy        benefits                                   Net        losses and     of deferred
                                 acquisition    losses and       Unearned    Premium    investment        loss        acquisition
                                    costs       loss expenses    premiums    revenue      income        expenses         costs
                                 -----------    -------------    --------   ----------  ----------    ------------    ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                   $ 36,990        $  608,689      $185,735   $  620,866  $              $ 490,036        $129,058
    Workers' compensation          10,767           403,440        55,861      142,004                    93,272          30,196
    Gen. liability, A&H            14,736           335,428        48,042      110,487                    67,201          37,785
    Homeowners                     27,209            74,599        92,099      161,116                   123,140          46,523
    CMP, fire and allied lines,
      inland marine                32,270           225,004        98,098      195,014                   123,179          65,875
    Fidelity, surety, burglary     11,358            17,037        25,936       33,719                     5,554          17,618
Investment                                                                               184,585
                                 --------        ----------      --------   ----------  --------       ---------        --------

Total property and
    casualty insurance            133,330         1,664,197       505,771    1,263,206   184,585         902,382         327,055

Life ins.
(discontinued operations)         (13,535)          367,061             7     (346,394)    4,143        (350,121)          4,097

Premium finance                                                       257        2,370       522

Corporation                                                                        196     3,000
                                 --------        ----------      --------   ----------  --------       ---------        --------
    Total                        $119,795        $2,031,258      $506,035   $  919,378  $192,250       $ 552,261        $331,152
                                 ========        ==========      ========   ==========  ========       =========        ========


                                    General
                                   operating   Premiums
                                    expenses   written
                                   ---------  ----------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                      $23,246   $  611,315
    Workers' compensation            10,806      140,558
    Gen. liability, A&H              12,236      108,283
    Homeowners                       12,747      160,444
    CMP, fire and allied lines,
      inland marine                  18,237      193,477
    Fidelity, surety, burglary        4,904       35,118
Investment
                                    -------    ---------

Total property and
    casualty insurance               82,176    1,249,195

Life ins.
(discontinued operations)             1,471     (346,394)

Premium finance                       1,819        2,314

Corporation                           5,975
                                    -------   ----------
    Total                           $91,441   $  905,115
                                    =======   ==========


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                      Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                               December 31, 1994

                                          Deferred     Future policy                                      Benefits,   Amortization
                                           policy       benefits                                Net      losses and   of deferred
                                        acquisition    losses and      Unearned    Premium   investment     loss      acquisition
                                           costs       loss expenses   premiums    revenue     income     expenses       costs
                                        -----------    -------------   --------  ----------  ----------  ----------   ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                            $ 40,416       $  617,871    $195,096  $  639,604   $           $495,209      $131,815
    Workers' compensation                   12,385          421,422      57,175     151,257                 89,992        35,089
    Gen. liability, A&H                     16,577          304,028      49,923     113,684                 53,577        38,992
    Homeowners                              26,686           77,043      90,696     158,077                157,347        46,173
    CMP, fire and allied lines,
      inland marine                         34,003          227,735     100,119     200,937                131,267        69,765
    Fidelity, surety, burglary              10,817           22,763      24,425      32,579                  2,003        16,212
Investment                                                                                     183,811
                                          --------       ----------    --------  ----------   --------    --------      --------

Total property and
    casualty insurance                     140,884        1,670,862     517,434   1,296,138    183,811     929,395       338,046

Life ins. (discontinued operations)         24,749          353,360                  22,775     28,082      29,509         3,630

Premium finance                                                             641       2,607        332

Corporation                                                                             115      1,565
                                          --------       ----------    --------  ----------   --------    --------      --------

    Total                                 $165,633       $2,024,222    $518,075  $1,321,635   $213,790    $958,904      $341,676
                                          ========       ==========    ========  ==========   ========    ========      ========

                                         General
                                        operating      Premiums
                                         expenses      written
                                        ---------     ----------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                          $20,493       $  632,036
    Workers' compensation                 9,173          145,641
    Gen. liability, A&H                   9,906          114,656
    Homeowners                           11,829          160,089
    CMP, fire and allied lines,
      inland marine                      18,164          199,350
    Fidelity, surety, burglary            4,802           33,209
Investment
                                        -------       ----------

Total property and
    casualty insurance                   74,367        1,284,981

Life ins. (discontinued operations)      11,516           22,775

Premium finance                           1,912            2,528

Corporation                               6,139
                                        -------       ----------

    Total                               $93,934       $1,310,284
                                        =======       ==========


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                      Schedule V


                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                               December 31, 1993

                                       Deferred      Future policy                                          Benefits,   Amortization
                                        policy          benefits                                Net        losses and   of deferred
                                      acquisition      losses and    Unearned     Premium    investment       loss      acquisition
                                         costs       loss expenses   premiums     revenue      income       expenses       costs
                                      -----------    -------------   --------     -------    ----------    ----------   ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                          $ 39,951      $  630,728     $203,010   $  666,813    $            $  503,438     $145,385
    Workers' compensation                 15,441         461,707       62,858      183,294                    153,447       41,310
    Gen. liability, A&H                   15,977         332,677       48,950      117,275                     87,327       41,791
    Homeowners                            26,687          76,265       88,782      167,729                    141,068       50,238
    CMP, fire and allied lines,
      inland marine                       35,645         243,441      101,759      209,063                    167,255       48,352
    Fidelity, surety, burglary             9,693          23,815       23,795       33,378                      6,064       46,726
Investment                                                                                     190,395
                                        --------      -----------    --------   ----------    --------     ----------     --------

Total property and
    casualty insurance                   143,394       1,768,633      529,154    1,377,552     190,395      1,058,599      373,802

Life ins. (discontinued operations)       25,441         319,375                    19,907      26,898         25,189        3,817

Premium finance                                                           721        3,109         204

Corporation                                                                             13       1,891
                                        --------      ----------     --------    ---------    --------     ----------     --------

    Total                               $168,835      $2,088,008     $529,875   $1,400,581    $219,388     $1,083,788     $377,619
                                        ========      ==========     ========   ==========    ========     ==========     ========


                                         General
                                        operating      Premiums
                                        expenses       written
                                       ----------     ----------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                         $ 44,665       $  641,837
    Workers' compensation                 8,190          165,577
    Gen. liability, A&H                  12,235          109,996
    Homeowners                            6,993          156,797
    CMP, fire and allied lines,
      inland marine                      72,076          198,963
    Fidelity, surety, burglary          (51,703)          31,148
Investment
                                       --------       ----------

Total property and
    casualty insurance                   92,456        1,304,318

Life ins. (discontinued operations)      11,352           19,907

Premium finance                           2,115            2,887

Corporation                               6,239
                                       --------       ----------

    Total                              $112,162       $1,327,112
                                       ========       ==========


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                     Schedule VI

                      Ohio Casualty Corporation and Subsidiaries
                               Consolidated Reinsurance
                                    (In thousands)
                            December, 1995, 1994 and 1993
                                                                                                                       Percent of
                                                                                                                         amount
                                                                      Ceded to        Assumed                           assumed
                                                          Gross         other        from other        Net               to net
                                                          amount      companies      companies       amount              amount
                                                       -----------   ----------     -----------     ----------         ----------
Year Ended December 31, 1995
     Life insurance in force                           $ 5,207,297   $5,298,297     $   91,000      $        0             0.0%
                                                       ===========   ==========     ==========      ==========

     Premiums
     Property and casualty insurance                   $ 1,251,079   $   41,252     $   39,692      $1,249,519             3.2%
     Life insurance                                         38,456      384,974            136        (346,382)            0.0%
     Accident and health insurance                           1,456        1,780          1,521           1,197           127.1%
                                                       -----------   ----------     ----------      ----------

     Total premiums                                      1,290,991      428,006         41,349         904,334             4.6%

     Premium finance charges                                                                             2,314
     Life insurance - FAS 97 adjustment                                                                 (1,533)
                                                                                                    ----------
     Total premiums and finance charges written                                                        905,115
     Change in unearned premiums and finance charges                                                    14,263
                                                                                                    ----------

     Total premiums and finance charges earned                                                         919,378
     Miscellaneous income                                                                                3,810
     Discontinued operations - life insurance                                                          345,081
                                                                                                    ----------
     Total premiums & finance charges earned -
     continuing operations                                                                          $1,268,269
                                                                                                    ==========

Year Ended December 31, 1994
     Life insurance in force                           $ 5,254,705   $1,534,389     $   91,000      $3,811,316             2.4%
                                                       ===========   ==========     ==========      ==========

     Premiums
     Property and casualty insurance                   $ 1,284,511   $   44,592     $   43,473      $1,283,392             3.4%
     Life insurance                                         53,910        5,436            231          48,705             0.5%
     Accident and health insurance                           1,766          177            243           1,832            13.3%
                                                       -----------   ----------     ----------      ----------

     Total premiums                                      1,340,187       50,205         43,947       1,333,929             3.3%

     Premium finance charges                                                                             2,528
     Life insurance - FAS 97 adjustment                                                                (26,173)
                                                                                                    ----------
     Total premiums and finance charges written                                                      1,310,284
     Change in unearned premiums and finance charges                                                    11,351
                                                                                                    ----------

     Total premiums and finance charges earned                                                       1,321,635
     Discontinued operations - life insurance                                                          (22,774)
                                                                                                    ----------
     Total premiums & finance charges earned -
     continuing operations                                                                          $1,298,861
                                                                                                    ==========

Year Ended December 31, 1993
     Life insurance in force                           $ 5,037,383   $1,467,192     $   91,000      $3,661,191             2.5%
                                                       ===========   ==========     ==========      ==========

     Premiums
     Property and casualty insurance                   $ 1,300,725   $   43,448     $   45,915      $1,303,192             3.5%
     Life insurance                                         68,739        4,607            247          64,379             0.4%
     Accident and health insurance                           1,297          172            270           1,395            19.4%
                                                       -----------   ----------     ----------      ----------

     Total premiums                                      1,370,761       48,227         46,432       1,368,966             3.4%

     Premium finance charges                                                                             2,887
     Life insurance - FAS 97 adjustment                                                                (44,748)
                                                                                                    ----------
     Total premiums and finance charges written                                                      1,327,105
     Change in unearned premiums and finance charges                                                    73,469
                                                                                                    ----------

     Total premiums and finance charges earned                                                       1,400,574
     Discontinued operations - life insurance                                                          (19,900)
                                                                                                    ----------
     Total premiums & finance charges earned -
     continuing operations                                                                          $1,380,674
                                                                                                    ==========

                                                                   Schedule VIII


                   Ohio Casualty Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                                 (In thousands)


                                      Balance at                                                    Balance at
                                      beginning             Charged to                                end of
                                      of period              expenses          Deductions             period


Year ended December 31, 1995
       Reserve for bad debt                4,500                (1,000)                0                3,500


Year ended December 31, 1994
       Reserve for bad debt                6,300                (1,800)                0                4,500


Year ended December 31, 1993
       Reserve for bad debt                6,791                  (491)                0                6,300


                                                                      Schedule X

                   Ohio Casualty Corporation and Subsidiaries
         Consolidated Supplemental Information Concerning Property and
                         Casualty Insurance Operations
                                 (In thousands)


                                                                                                        Claims and claim
                                      Reserves for                                                     adjustment expenses
                          Deferred    unpaid claims                                                    incurred related to
                           policy       and claim     Discount                               Net      ---------------------
   Affiliation with      acquisition    adjustment       of       Unearned    Earned     investment    Current        Prior
      registrant           costs        expenses      reserves    premiums   premiums     income         year         years
                         -----------  -------------   ---------   --------  ----------   ----------   ----------   ---------
Property and casualty
  subsidiaries


Year ended December 31,
   1995                   $133,330      $1,664,197   $        0   $505,771  $1,263,206   $ 184,585    $1,007,380   $(104,998)
                          ========      ==========   ==========   ========  ==========   =========    ==========   =========


Year ended December 31,
   1994                   $140,884      $1,670,862   $        0   $517,774  $1,296,138   $ 183,811    $1,083,112   $(153,717)
                          ========      ==========   ==========   ========  ==========   =========    ==========   =========


Year ended December 31,
   1993                   $143,394      $1,768,633   $        0   $529,154  $1,377,552   $ 190,395    $1,130,399   $ (71,799)
                          ========      ==========   ==========   ========  ==========   =========    ==========   =========


                           Amortization      Paid
                           of deferred      claims
                             policy        and claim
   Affiliation with        acquisition    adjustment     Premiums
      registrant             costs         expenses      written
                           ------------   ----------    ----------
Property and casualty
  subsidiaries


Year ended December 31,
   1995                      $327,055     $  954,777    $1,249,195
                             ========     ==========    ==========


Year ended December 31,
   1994                      $338,046     $1,016,763    $1,284,981
                             ========     ==========    ==========


Year ended December 31,
   1993                      $373,802     $1,038,910    $1,304,318
                             ========     ==========    ==========


                                   FORM 10-K
                           OHIO CASUALTY CORPORATION
                               INDEX TO EXHIBITS

                                                                                              Page
                                                                                             Number
                                                                                             ------

Exhibit 10b     Coinsurance Life, Annuity and Disability Income Reinsurance
                Agreement between Employer's Reassurance Corporation and
                The Ohio Life Insurance Company dated as of October 2, 1995                   28-37

Exhibit 11      Computation of Earnings Per Share on Primary and Fully Diluted
                Basis for the years ended December 31, 1995, 1994 and 1993                       38

Exhibit 13      Annual Report to Shareholders for the Registrant's fiscal year
                ended December 31, 1995                                                       39-78

Exhibit 21      Subsidiaries of Registrant                                                       79

Exhibit 22      Proxy Statement of the Board of Directors for the fiscal year
                ended December 31, 1995                                                       80-96

Exhibit 23      Consent of Independent Accountants to incorporation of their
                opinion by reference in Registration Statement on Form S-8                       97

Exhibit 27      Financial Data Schedule                                                          98

Exhibit 28      Information from Reports Furnished to State Insurance
                Regulation Authorities                                                       99-112

Exhibits incorporated by reference to previous filings:

Exhibit 3 Articles of Incorporation and By Laws amended 1986 and filed with Form 8-K on January 15, 1987

Exhibit 4a      Rights Agreement amended as of April 1, 1994 between Ohio
                Casualty Corporation and Mellon Bank, N.A. as rights agent filed with Form 8-K on April 1, 1994

Exhibit 4b First Supplement to Rights Agreement filed with Form 8-K on November 6, 1990

Exhibit 4c      Second Supplement to Rights Agreement filed with
                Form 8-K on November 6, 1990

Exhibit 4d      Rights Agreement amended as of September 5, 1995 between Ohio
                Casualty Corporation and First Chicago Trust Company of New York as rights agent filed with Form 8-K on September 5, 1995

Exhibit 10      Credit Agreement dated as of October 25, 1994 between Ohio
                Casualty Corporation and Chase Manhattan Bank, N.A., as agent, filed with Form 10-Q on November 1, 1994

Exhibit 10a Ohio Casualty Corporation 1993 Stock Incentive Program filed with Form 10-Q as Exhibit 10d on May 31, 1993
