Form 10-Q
period 1996-03-31
OHIO CASUALTY CORP
filed 1996-05-14
CIK 73952

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 1996

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(, and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X        No

   The aggregate market value as of May 1, 1996 of the voting stock held by non-affiliates of the registrant was $1,086,111,443.

   On May 1, 1996 there were 35,336,398 shares outstanding.

PART I
ITEM 1.   FINANCIAL STATEMENTS
OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                   March 31,      December 31,
                                                     1996             1995
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (cost:   $2,273,170 and $2,501,118)         $ 2,314,255     $ 2,407,853
   Equity securities, at fair value
      (cost:   $324,842 and $341,111)                 696,596         661,154
   Short-term investments at cost                      39,689          14,399
                                                  ------------    ------------
         Total investments                          3,050,540       3,083,406
Cash                                                   12,792          23,883
Premiums and other receivables                        200,996         196,175
Deferred policy acquisition costs                     118,470         119,795
Property and equipment                                 44,110          43,846
Reinsurance recoverable                               512,818         446,167
Deferred income taxes                                   2,960               0
Other assets                                           79,350          66,870
                                                  ------------    ------------
         Total assets                             $ 4,022,036     $ 3,980,142
                                                  ============    ============
Liabilities
Insurance reserves:
   Unearned premiums                              $   506,240      $  506,035
   Losses                                           1,307,275       1,275,077
   Loss adjustment expenses                           387,725         356,107
   Future policy benefits                             360,074         360,074
Note payable                                           60,000          60,000
California Proposition 103 reserve                     71,219          70,167
Deferred income taxes                                       0           2,112
Other liabilities                                     240,911         239,556
                                                  ------------    ------------
         Total liabilities                          2,933,444       2,869,128

Shareholders' equity
Common stock, $.125  par value
   Authorized:   150,000,000 shares
   Issued:   46,803,872                                 5,850           5,850
Additional paid-in capital                              3,489           3,422
Unrealized gain on investments, net of applicable
  income taxes                                        295,517         305,049
Retained earnings                                   1,019,854       1,030,468
Treasury stock, at cost:
   (Shares:  11,467,474; 11,407,745)                 (236,118)       (233,775)
                                                  ------------    ------------
      Total shareholders' equity                    1,088,592       1,111,014
                                                  ------------    ------------
      Total liabilities and shareholders' equity  $ 4,022,036     $ 3,980,142
                                                  ============    ============

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                           Three Months
                                                          Ended March 31,
                                                       1996            1995
Premiums and finance charges earned               $   310,217      $  322,063
Investment income less expenses                        44,988          47,385
Investment gains realized                               5,954             893
                                                  ------------     -----------
         Total income                                 361,159         370,341

Losses and benefits for policyholders                 220,338         208,370
Loss adjustment expenses                               40,532          42,372
General operating expenses                             24,121          20,491
California Proposition 103 reserve                      1,052             755
Amortization of deferred policy acquisition costs      78,546          83,149
                                                  ------------     -----------
         Total expenses                               364,589         355,137

Income before income taxes                             (3,430)         15,204

Income taxes
   Current                                             (4,239)          2,158
   Deferred                                            (2,026)         (1,359)
                                                  ------------     -----------
         Total income taxes                            (6,265)            799
                                                  ------------     -----------
Income from continuing operations                       2,835          14,405

Income from discontinued operations                       713             707

Net income                                        $     3,548      $   15,112
                                                  ============     ===========

Average shares outstanding                             35,387          35,960

Income from continuing operations, per share      $      0.08      $     0.40

Income from discontinued operations, per share    $      0.02      $     0.02

Net income, per share                             $      0.10      $     0.42

Cash dividends, per share                         $      0.40      $     0.38

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
                                          Additional    Unrealized                                      Total
                                Common     paid-in      gain (loss)      Retained    Treasury       shareholders'
                                stock      capital    on investments     earnings     stock            equity
Balance, January 1, 1995        $5,850    $  3,271      $ 69,610        $  985,068   $(213,009)     $  850,790
Unrealized gain                                          128,066                                       128,066
Deferred income tax on
   net unrealized gain                                   (44,535)                                      (44,535)
Net issuance of treasury stock
   under stock option plan
   (8,106 shares)                               85                                         111             196
Repurchase of treasury
   stock (117,500 shares)                                                   (1,679)     (3,857)         (5,536)
Net income                                                                  15,112                      15,112
Cash dividends paid
   ($.38 per share)                                                        (13,681)                    (13,681)
- ----------------------------------------------------------------------------------------------------------------
     BALANCE, MARCH 31, 1995    $5,850    $  3,356      $153,141        $  984,820   $(216,755)     $  930,412
================================================================================================================
Balance, January 1, 1996        $5,850    $  3,422      $305,049        $1,030,468   $(233,775)     $1,111,014
Unrealized loss                                          (13,330)                                      (13,330)
Deferred income tax on
   net unrealized loss                                     3,798                                         3,798
Net issuance of treasury stock
   under stock option plan
   (7,175 shares)                               67                                         115             182
Repurchase of treasury
   stock (66,100 shares)                                                                (2,459)         (2,459)
Net income                                                                   3,548                       3,548
Cash dividends paid
   ($.40 per share)                                                        (14,161)                    (14,161)
- ----------------------------------------------------------------------------------------------------------------
     BALANCE, MARCH 31, 1996    $5,850    $  3,489      $295,517        $1,019,855   $(236,119)     $1,088,592
================================================================================================================

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                      1996             1995
Cash flows from:
   Operations
      Net income                                  $     3,548      $   15,112
      Adjustments to reconcile net income to
      cash from operations:
         Changes in:
           Insurance reserves                          64,022          18,923
           Income taxes                               (16,863)        (10,250)
           Premiums and other receivables              (4,820)         (8,404)
           Deferred policy acquisition costs            1,325             870
           Reinsurance recoverable                    (66,651)           (587)
           Other assets                                 2,206           1,712
           Other liabilities                            8,223          (6,359)
         Depreciation and amortization                  3,149           2,687
         Investment gains and losses                   (6,048)           (553)
         California Proposition 103                     1,052           1,536
                                                  ------------     ------------
           Net cash generated (used) by operations    (10,857)         14,687
Investments
   Purchase of investments:
      Fixed income securities - available for sale   (137,187)       (134,166)
      Equity securities                                (5,021)        (24,569)
   Proceeds from sales:
      Fixed income securities - available for sale    143,862         182,464
      Equity securities                                12,494               0
   Proceeds from maturities and calls:
      Fixed income securities - available for sale     26,517          25,119
      Equity securities                                   870          24,964
                                                  ------------     -----------
Net cash from investments                              41,535          73,812

Financing
   Note payable                                             0               0
   Proceeds from exercise of stock options                142             196
   Purchase of treasury stock                          (2,459)         (3,857)
   Dividends paid to shareholders                     (14,161)        (13,681)
                                                  ------------     -----------
         Net cash used in financing activity          (16,478)        (17,342)

Net change in cash and cash equivalents                14,200          71,157
Cash and cash equivalents, beginning of period         38,282          28,656
                                                  ------------     -----------
Cash and cash equivalents, end of period          $    52,482      $   99,813
                                                  ============     ===========

Footnotes: For complete disclosures see Notes to Consolidated Financial
           Statements on pages 28-35 of Annual Report.

Note 1 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the quarter ended March 31, 1996 were $52.7 million, $1.49 per share, compared with $31.8 million, $.89 per share for the same period in 1995. Gross premiums for the first three months of 1996 decreased 4.4% for all lines of business. Commercial lines decreased 3.9% and personal lines decreased 4.8% from the same period last year. Property and casualty net premiums decreased 5.1% for the first quarter of 1996 from the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. Premium from active agents actually increased slightly, period over period. New Jersey is our largest state with 17.1% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1996 is approximately $4.0 million compared with $1.0 million in 1995.

The homeowners line combined ratio increased to 160.5% from 104.4% for the same period last year. The combined ratio this year was inflated due to the severe weather related losses experienced in the first quarter. Personal automobile, the Corporation's largest line, had a combined ratio of 111.6% compared with 99.3% in the first quarter 1995. Workers' compensation combined ratio decreased 17.2 points to 100.0% from 117.2% during the same period last year. This year's results were impacted positively by favorable accident year results.

The general liability combined ratio decreased 43.6 points to 98.8% from 142.4% during the first quarter 1995. The combined ratio for CMP, fire and inland marine increased to 132.4% from 112.5% during March 1995.

The first quarter catastrophe losses were $17.4 million and accounted for 5.6 points on the combined ratio. This compares with $.5 million and .2 points for the same period in 1995. Overall, weather related losses including catastrophes accounted for 12 points on the combined ratio.

The Corporation's reserves for environmental liability claims have not changed materially since December 31, 1995, and continued to total approximately $14.4 million. For more complete discussion of this exposure see pages 21 and 28 of the Corporation's Annual Report to Shareholders.

For the quarter, property and casualty before tax investment income was $44.3 million, $1.25 per share, down slightly from $46.5 million, $1.29 per share, for the same period last year. The effective tax rate on investment income for the first quarter of 1996 was 23.6% compared with 25.2% for the comparable period in 1995.

Net cash used by operations was $10.9 million for the first three months of the year compared with net cash generated of $14.7 million for the same period in 1995. Shareholder dividend payments were $14.2 million in the first three months of 1996 compared with $13.7 million for the same period of 1995.

Consolidated investments at March 31, 1996 included taxable high yield and unrated securities with an aggregate market value of $458.9 million and an aggregate amortized value of $454.0 million. Comparable December 31, 1995 investments in taxable high yield and unrated securities had a market value of $490.2 million and an amortized value of $475.0 million. At March 31, 1996, the fixed maturity portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 80.6% investment grade securities, 7.6% high yield securities and 11.8% unrated securities. The fixed maturity portfolio relating to life insurance operations totaled $66.4 million which consisted of 72.3% investment grade securities, 2.0% high yield securities and 25.7% unrated securities. In addition, security values were written down by $33.3 million after tax due to non-performance of the issuers of the securities.

At March 31, 1996, the securities in the Corporation's high yield and unrated portfolio were issued by more than 161 corporate borrowers in approximately 43 industries. At that time, approximately 99.9% of such investments (based on amortized value) were performing in accordance with contractual terms and were making principal and interest payments as required.

For further discussion of the Corporation's investments, see Item 1 of the Corporation's Form 10-K for the year ended December 31, 1995.

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

The Corporation has reserved $71.2 million plus interest for a Proposition 103 liability asserted by the California Department of Insurance. The Corporation continues to challenge the validity of any rollback. Hearings before an Administrative Law Judge are slated to begin June 3. For further discussion of the Corporation's California withdrawal, see page 21 and footnote 13 in the Corporation's Annual Report to Shareholders.

PART II

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -

        At the annual meeting on April 17, 1996, shareholders voted on board of director seats for three year terms. Those elected were:
        Arthur J. Bennert:  For  31,486,228; against  87,431;
                            abstentions  310,143
        Catherine A. Dolan: For  31,450,734; against  111,970;
                            abstentions  321,098
        Jeffery D. Lowe:    For  31,417,415; against  105,216;
                            abstentions  361,171
        Lauren N. Patch:    For  31,453,784; against   98,608;
                            abstentions  331,410

        Those directors whose term of office continued after the meeting were: Jack E. Brown, Vaden Fitton, Joseph L. Marcum, Howard L. Sloneker III, Wayne Embry, Stephen S. Marcum, Stanley N. Pontius and William L. Woodall.

        In addition, shareholders voted to amend the Company's Articles of Incorporation to increase the authorized number of common stock shares from 70,000,000 to 150,000,000. Those votes were cast as follows:
           For  26,330,110;  against  4,570,097;  abstentions  983,595

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K - None


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





                                              OHIO CASUALTY CORPORATION
                                              -------------------------
                                                    (Registrant)




May 14, 1996                                  /S/ Barry S. Porter
                                              -------------------------
                                              Barry S. Porter, CFO/Treasurer
                                             (on behalf of Registrant and as
                                              Principal Accounting Officer)
                                     8