Form 10-Q
period 1996-06-30
OHIO CASUALTY CORP
filed 1996-08-09
CIK 73952

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                               FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarter ended June 30, 1996

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

                                                   Yes    X        No

   The aggregate market value as of August 1, 1996 of the voting stock held by non-affiliates of the registrant was $1,043,638,464.

   On August 1, 1996 there were 35,223,083 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                 June 30,       December 31,
                                                   1996             1995
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (cost:   $2,267,741 and $2,290,549)       $ 2,318,975      $ 2,407,853
   Equity securities, at fair value
      (cost:   $311,076 and $326,999)               686,488          661,154
   Short-term investments at cost                     3,936           14,399
         Total investments                        3,009,399        3,083,406
Cash                                                 13,630           23,883
Premiums and other receivables                      206,627          196,175
Deferred policy acquisition costs                   118,376          119,795
Property and equipment                               44,785           43,846
Reinsurance recoverable                             402,100          446,167
Deferred income taxes                                 9,808                0
Other assets                                         78,677           66,870
                                                ------------     ------------
         Total assets                           $ 3,883,402      $ 3,980,142
                                                ============     ============
Liabilities
Insurance reserves:
   Unearned premiums                            $   510,351      $   506,035
   Losses                                         1,276,123        1,275,077
   Loss adjustment expenses                         363,482          356,107
   Future policy benefits                           303,119          360,074
Note payable                                         55,000           60,000
California Proposition 103 reserve                   72,271           70,167
Deferred income taxes                                     0            2,112
Other liabilities                                   232,238          239,556
                                                ------------     ------------
         Total liabilities                        2,812,584        2,869,128

Shareholders' equity
Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:                                            5,850           5,850
Additional paid-in capital                            3,489           3,422
Unrealized gain on investments, net of applicable
   income taxes                                     280,875         305,049
Retained earnings                                 1,020,580       1,030,468
Treasury stock, at cost:
   (Shares:  11,580,974; 11,407,745)               (239,976)       (233,775)
                                                ------------     -----------
    Total shareholders' equity                    1,070,818       1,111,014
                                                ------------     -----------
    Total liabilities and shareholders' equity  $ 3,883,402      $ 3,980,142
                                                ============     ============

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                       Three Months
                                                      Ended June 30,
                                                     1996            1995
Premiums and finance charges earned             $   304,641      $  317,937
Investment income less expenses                      43,302          47,106
Investment gains realized                            14,949          (1,904)
                                                ------------     -----------
         Total income                               362,892         363,139

Losses and benefits for policyholders               208,443         197,920
Loss adjustment expenses                             36,379          28,276
General operating expenses                           27,527          22,880
California Proposition 103 reserve                    1,052             768
Amortization of deferred policy acquisition costs    77,602          82,581
                                                ------------     -----------
         Total expenses                             351,003         332,425

Income before income taxes                           11,889          30,714

Income taxes
   Current                                           (1,371)          4,049
   Deferred                                             608           1,121
                                                ------------     -----------
         Total income taxes                            (763)          5,170
                                                ------------     -----------
Income from continuing operations                    12,652          25,544

Income from discontinued operations                   2,180             365

Net income                                      $    14,832      $   25,909
                                                ============     ===========

Average shares outstanding                           35,285          35,814

Income from continuing operations, per share    $      0.36      $     0.71

Income from discontinued operations, per share         0.06            0.01
                                                ------------     -----------
Net income, per share                           $      0.42      $     0.72
                                                ============     ===========

Cash dividends, per share                       $      0.40      $     0.38

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                        Six Months
                                                      Ended June 30,
                                                     1996            1995
Premiums and finance charges earned             $   614,858      $  639,999
Investment income less expenses                      88,290          94,490
Investment gains (losses) realized                   20,902          (1,011)
                                                ------------     -----------
         Total income                               724,050         733,478

Losses and benefits for policyholders               428,781         406,291
Loss adjustment expenses                             76,911          70,648
General operating expenses                           51,648          43,358
California Proposition 103 reserve                    2,105           1,536
Amortization of deferred policy acquisition costs   156,147         165,729
                                                ------------     -----------
         Total expenses                             715,592         687,562

Income before income taxes                            8,458          45,916

Income taxes
   Current                                           (5,609)          6,205
   Deferred                                          (1,419)           (238)
                                                ------------     -----------
         Total income taxes                          (7,028)          5,967
                                                ------------     -----------
Income from continuing operations                    15,486          39,949

Income from discontinued operations                   2,894           1,072

Net income                                      $    18,380      $   41,021
                                                ============     ===========

Average shares outstanding                           35,336          35,887

Income from continuing operations, per share    $      0.44      $     1.11

Income from discontinued operations, per share         0.09            0.03
                                                ------------     -----------
Net income, per share                           $      0.53      $     1.14
                                                ============     ===========

Cash dividends, per share                       $      0.80      $     0.76

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
                                          Additional    Unrealized                                       Total
                                Common      paid-in     gain (loss)    Retained        Treasury       shareholders'
                                stock       capital   on investments   earnings         stock            equity
Balance, January 1, 1995        $5,850     $  3,271    $   69,610     $  985,068     $  (213,009)     $   850,790
Unrealized gain                                           243,175                                         243,175
Deferred income tax on
   net unrealized gain                                    (84,480)                                        (84,480)
Net issuance of treasury stock
   under stock option plan
   ( 9,106 shares)                               92                                          131              223
Repurchase of treasury
   stock (258,100 shares)                                                   (761)         (8,458)          (9,219)
Net income                                                                41,021                           41,021
Cash dividends paid
   ($.38 per share)                                                      (27,263)                         (27,263)
- ------------------------------------------------------------------------------------------------------------------
      BALANCE, JUNE 30, 1995    $5,850     $  3,363    $  228,305     $  998,065     $  (221,336)     $ 1,014,247
==================================================================================================================

Balance, January 1, 1996        $5,850     $  3,422    $  305,049     $1,030,468     $  (233,775)     $ 1,111,014
Unrealized gain                                           (35,277)                                        (35,277)
Deferred income tax on
   net unrealized gain                                     11,105                                          11,105
Net issuance of treasury stock
   under stock option plan
   (7,175 shares)                                67                                          115              182
Repurchase of treasury
   stock (113,500 shares)                                                                 (6,317)          (6,317)
Net income                                                                18,381                           18,381
Cash dividends paid
   ($.40 per share)                                                      (28,270)                         (28,270)
- ------------------------------------------------------------------------------------------------------------------
      BALANCE, JUNE 30, 1996    $5,850     $  3,489    $  280,877     $1,020,579     $  (239,977)     $ 1,070,818
==================================================================================================================
                                     5

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                     1996              1995
Cash flows from:
  Operations
    Net income                                  $  18,380       $  41,021
     Adjustments to reconcile net income to
     cash from operations:
       Changes in:
         Insurance reserves                       (44,218)          7,440
         Income taxes                             (18,711)        (12,286)
         Premiums and other receivables           (10,451)        (22,094)
         Deferred policy acquisition costs          1,419           1,482
         Reinsurance recoverable                   44,067           3,079
         Other assets                              (2,278)        (12,588)
         Other liabilities                         (3,690)         (4,620)
      Depreciation and amortization                 6,670           6,045
      Investment gains and losses                 (21,586)          1,472
      California Proposition 103                    2,105           1,536
                                                ----------      ----------
         Net cash generated by operations         (28,293)         10,487

Investments
  Purchase of investments:
    Fixed income securities-available for sale   (298,342)       (322,230)
    Equity securities                             (43,862)        (46,102)
  Proceeds from sales:
    Fixed income securities-available for sale    274,678         380,924
    Equity securities                              47,616          13,647
  Proceeds from maturities and calls:
    Fixed income securities-available for sale     57,420          49,945
    Equity securities                               9,512          36,529
                                                ----------      ----------
       Net cash from investments                   47,022         112,713

Financing
   Note payable                                    (5,000)         (5,000)
   Proceeds from exercise of stock options            142             208
   Purchase of treasury stock                      (6,317)         (8,458)
   Dividends paid to shareholders                 (28,270)        (27,262)
                                                ----------      ----------
         Net cash used in financing activity      (39,445)        (40,512)

Net change in cash and cash equivalents           (20,716)         82,688
Cash and cash equivalents, beginning of period     38,282          28,656
                                                ----------      ----------
Cash and cash equivalents, end of period        $  17,566       $ 111,344
                                                ==========      ==========
Footnotes: For complete disclosures see Notes to Consolidated Financial
           Statements on pages 28-34 of Annual Report.

Note 1 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Property and casualty pre-tax underwriting losses for the six months ended June 30, 1996 were $97.9 million, $2.77 per share, compared with $45.0 million, $1.26 per share for the same period in 1995. Gross premiums for the first six months of 1996 decreased 6.0% for all lines of business. Commercial lines decreased 6.0% and personal lines decreased 3.2% from the same period last year. Property and casualty net premiums decreased 4.3% for the second quarter of 1996 from the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. Premium from active agents was essentially unchanged, period over period. New Jersey is our largest state with 18.0% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1996 is approximately $4.4 million compared with $1.0 million in 1995.

The combined ratio this year was inflated due to severe weather related losses in the first six months. The combined ratio for the first six months increased 8.6 points to 115.5% from 106.9%. The six-month combined ratio for homeowners increased 42.3 points to 159.3% from 117.0% in the same period last year. Personal automobile, the Corporation's largest line, recorded a 1996 six-month combined ratio of 112.8%, up 10.5 points from 102.3% in 1995. Workers' compensation combined ratio for the first six months of 1996 increased 6.4 points to 102.1% from 95.7% during the same period last year. Last year's results were impacted positively by favorable accident year results.

The general liability combined ratio for the second quarter increased 20 points to 101.5% from 81.5% in 1995. The six-month combined ratio decreased
14.9 points to 97.1% from 112.0% in the same period of 1995. The six-month combined ratio for CMP, fire and inland marine increased 10.2 points to 119.6% from 109.4% in 1995. This increase is due to the higher catastrophe losses experienced so far during 1996.

Second quarter catastrophe losses were $19.7 million and accounted for 6.4 points on the combined ratio. This compares with $16.3 million and 5.1 points for the same period in 1995. Year to date catastrophe losses increased $20.3 million from $16.7 million in 1995 to $37.0 million in 1996.

The Corporation's reserves for environmental liability claims have not changed materially since December 31, 1995, and continued to total approximately $14.4 million. For more complete discussion of this exposure see pages 21 and 29 of the Corporation's Annual Report to Shareholders.

For the second quarter, property and casualty investment income was $42.7 million down from $46.4 million for the same period last year. The investment income per share before tax decreased slightly from $1.29 to $1.21 for the second quarter and from $2.59 to $2.46 for the first six months of 1996. The effective tax rate on investment income for the first six months of 1996 was 23.5% compared with 24.1% for the comparable period in 1995. This decline reflects the Corporation's increased investment in tax exempt municipal bonds.

Net cash used by operations was $28.3 million for the first six months of the year compared with net cash generated of $10.5 million from operations for the same period in 1995. Shareholder dividend payments were $28.3 million in the first six months of 1996 compared with $27.3 million for the same period of 1995.

Consolidated investments at June 30, 1996 included taxable high yield and unrated securities with an aggregate market value of $466.5 million and an aggregate amortized value of $465.9 million. Comparable December 31, 1995 investments in taxable high yield and unrated securities had a market value of $490.2 million and an amortized value of $475.0 million. At June 30, 1996, the fixed maturity portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 79.5% investment grade securities, 8.2% high yield securities and 12.3% unrated securities. The fixed maturity portfolio relating to life insurance operations totaled $55.4 million which consisted of 66.9% investment grade securities, 2.6% high yield securities and 30.5% unrated securities.

At June 30, 1996, the securities in the Corporation's high yield and unrated portfolio were issued by more than 180 corporate borrowers in approximately 44 industries. At that time, approximately 99.9% of such investments (based on amortized value) were performing in accordance with contractual terms and were making principal and interest payments as required.

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

The Corporation has reserved $72.3 million for both principal and interest for a Proposition 103 liability asserted by the California Department of Insurance. The Corporation continues to challenge the validity of any rollback. Hearings before an Administrative Law Judge began June 3. A decision from these hearings is not expected until sometime in the fourth quarter of this year. For further discussion of the Corporation's California withdrawal, see page 21 and footnote 13 in the Corporation's Annual Report to Shareholders.

On July 29, 1996, Ohio Casualty accessed its line of credit for $8 million to capitalize on investment opportunities available at that time. This loan was repaid on August 2, 1996 with scheduled investment maturities.

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




                                               OHIO CASUALTY CORPORATION
                                               -------------------------
                                                     (Registrant)




August 9, 1996                                 /S/ Barry S. Porter
                                               -------------------------
                                               Barry S. Porter, CFO/Treasurer
                                              (on behalf of Registrant and as
                                               Principal Accounting Officer)
                                     9