Form 10-Q
period 1996-09-30
OHIO CASUALTY CORP
filed 1996-11-12
CIK 73952

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarter ended September 30, 1996

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

                                                Yes    X          No

   The aggregate market value as of November 1, 1996 of the voting stock held by non-affiliates of the registrant was $1,017,929,647.

   On November 1, 1996 there were 35,138,083 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                 September 30,    December 31,
                                                      1996            1995
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (Cost:   $2,265,265 and $2,290,549)         $ 2,312,573     $ 2,407,853
   Equity securities, at fair value
      (Cost:   $312,375 and $326,999)                 714,186         661,154
   Short-term investments at cost                       3,936          14,399
         Total investments                          3,030,695       3,083,406
Cash                                                   22,581          23,883
Premiums and other receivables                        199,859         196,175
Deferred policy acquisition costs                     118,891         119,795
Property and equipment                                 42,408          43,846
Reinsurance recoverable                               388,278         446,167
Other assets                                           69,642          66,870
                                                  ------------    ------------
         Total assets                             $ 3,872,354     $ 3,980,142
                                                  ============    ============
Liabilities
Insurance reserves:
   Unearned premiums                              $   509,154     $   506,035
   Losses                                           1,259,132       1,275,077
   Loss adjustment expenses                           349,837         356,107
   Future policy benefits                             298,939         360,074
Note payable                                           55,000          60,000
California Proposition 103 reserve                     73,324          70,167
Deferred income taxes                                   3,827           2,112
Other liabilities                                     226,389         239,556
                                                  ------------    ------------
         Total liabilities                          2,775,602       2,869,128

Shareholders' equity
Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:   46,803,872                                 5,850           5,850
Additional paid-in capital                              3,519           3,422
Unrealized gain on investments, net of applicable
   income taxes                                       296,427         305,049
Retained earnings                                   1,033,814       1,030,468
Treasury stock, at cost:
  (Shares:  11,665,789; 11,407,745)                  (242,858)       (233,775)
      Total shareholders' equity                    1,096,752       1,111,014
                                                  ------------    ------------
      Total liabilities and shareholders' equity  $ 3,872,354     $ 3,980,142
                                                  ============    ============

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                           Three months
                                                        Ended September 30,
                                                       1996            1995
Premiums and finance charges earned                $  301,054      $  317,165
Investment income less expenses                        46,105          47,004
Investment gains realized                              13,507            (430)
                                                   -----------     -----------
         Total income                                 360,666         363,739

Losses and benefits for policyholders                 199,695         191,266
Loss adjustment expenses                               22,968          33,730
General operating expenses                             26,014          22,513
California Proposition 103                              1,052          21,514
Amortization of deferred policy acquisition costs      76,717          81,515
                                                   -----------     -----------
         Total expenses                               326,446         350,538

Income before income taxes                             34,220          13,201

Income taxes
   Current                                              1,730          10,324
   Deferred                                             5,157          (7,398)
                                                   -----------     -----------
         Total income taxes                             6,887           2,926
                                                   -----------     -----------
Income from continuing operations                      27,333          10,275

Income from discontinued operations                     1,056           2,942
                                                   -----------     -----------
   Net income                                      $   28,389      $   13,217
                                                   ===========     ===========

Average shares outstanding                             35,178          35,705

Income from continuing operations, per share       $     0.78      $     0.29

Income from discontinued operations, per share           0.03            0.08
                                                   -----------     -----------
Net income, per share                              $     0.81      $     0.37
                                                   ===========     ===========

Cash dividends, per share                          $     0.40      $     0.38

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                       1996            1995
Premiums and finance charges earned                $  915,912      $  957,164
Investment income less expenses                       134,395         141,494
Investment gains (losses) realized                     34,409          (1,441)
                                                   -----------     -----------
         Total income                               1,084,716       1,097,217

Losses and benefits for policyholders                 628,475         597,557
Loss adjustment expenses                               99,879         104,378
General operating expenses                             77,662          65,871
California Proposition 103                              3,157          23,050
Amortization of deferred policy acquisition costs     232,864         247,244
                                                   -----------     -----------
         Total expenses                             1,042,037       1,038,100

Income before income taxes                             42,679          59,117

Income taxes
   Current                                             (3,879)         16,529
   Deferred                                             3,738          (7,636)
                                                   -----------     -----------
         Total income taxes                              (141)          8,893
                                                   -----------     -----------
Income from continuing operations                      42,820          50,224

Income from discontinued operations                     3,950           4,014
                                                   ===========     ===========
   Net income                                      $   46,770      $   54,238
                                                   ===========     ===========

Average shares outstanding                             35,283          35,825

Income from continuing operations, per share       $     1.22      $     1.40

Income from discontinued operations, per share           0.11            0.11
                                                   -----------     -----------
   Net income, per share                           $     1.33      $     1.51
                                                   ===========     ===========

Cash dividends, per share                          $     1.20      $     1.14

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)
                                       Additional     Unrealized                                Total
                             Common     paid-in      gain (loss)     Retained    Treasury    shareholders'
                             stock      capital    on investments    earnings     stock         equity
Balance, January 1, 1995     $5,850     $  3,271     $   69,610      $  985,068  $ (213,009)  $  850,790
Unrealized gain                                         296,604                                  296,604
Deferred income tax on
  net unrealized gain                                  (102,975)                                (102,975)
Net issuance of treasury
  stock under stock option
  (11,525 shares)                             76                                        179          255
Repurchase of treasury
  stock  (415,100 shares)                                                  (761)     (13,464)     (14,225)
Net income                                                               54,238                    54,238
Cash dividends paid
  ($1.14 per share)                                                     (40,826)                  (40,826)
----------------------------------------------------------------------------------------------------------
Balance, Sept. 30, 1995      $5,850     $  3,347     $  263,239      $  997,719  $  (226,294)  $1,043,861
==========================================================================================================

Balance January 1, 1996      $5,850     $  3,422     $  305,049      $1,030,468  $  (233,775)  $1,111,014
Unrealized gain                                         (12,944)                                  (12,944)
Deferred income tax on
  net unrealized gain                                     4,322                                     4,322
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (6,556 shares)                     97                         (1,099)          85         (917)
Repurchase of treasury
  stock  (264,600 shares)                                                             (9,168)      (9,168)
Net income                                                               46,770                    46,770
Cash dividends paid
  ($1.20 per share)                                                     (42,325)                  (42,325)
----------------------------------------------------------------------------------------------------------
Balance, Sept. 30, 1996      $5,850     $  3,519     $  296,427      $1,033,814  $  (242,858)  $1,096,752
==========================================================================================================

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                           Nine Months
                                                        Ended September 30,
                                                       1996            1995
Cash flows from:
   Operations
      Net income                                   $   46,770      $   54,238
      Adjustments to reconcile net income to
      cash from operations:
        Changes in:
          Insurance reserves                          (80,231)         (5,179)
          Income taxes                                (11,256)        (16,842)
          Premiums and other receivables               (3,684)         (8,770)
          Deferred policy acquisition costs               904           3,956
          Reinsurance recoverable                      57,889          (1,160)
          Other assets                                  1,220          (7,690)
          Other liabilities                            (6,931)         (3,770)
        Depreciation and amortization                  10,358           9,346
        Investment gains and losses                   (35,085)           (312)
        California Proposition 103                      3,157          21,514
                                                   -----------     -----------
          Net cash generated by operations            (16,889)         45,331

Investments
   Purchase of investments:
      Fixed income securities - available for sale   (458,268)       (723,733)
      Equity securities                               (59,830)        (63,895)
   Proceeds from sales:
      Fixed income securities - available for sale    387,241         691,899
      Equity securities                                71,314          29,073
   Proceeds from maturities and calls:
      Fixed income securities - available for sale    105,114          97,856
      Equity securities                                15,904          36,529
                                                   -----------     -----------
         Net cash from investments                     61,475          67,729

Financing
   Note payable                                        (5,000)         (5,000)
   Proceeds from exercise of stock options                142             230
   Purchase of treasury stock                          (9,168)        (13,464)
   Dividends paid to shareholders                     (42,325)        (40,825)
                                                   -----------     -----------
         Net cash used in financing activity          (56,351)        (59,059)

Net change in cash and cash equivalents               (11,765)         54,001
Cash and cash equivalents, beginning of period         38,282          28,656
                                                   -----------     -----------
Cash and cash equivalents, end of period           $   26,517      $   82,657
                                                   ===========     ===========
Footnotes: For complete disclosures see Notes to Consolidated Financial
           Statements on pages 28-34 of Annual Report.

Note 1 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the nine months ended September 30, 1996, were $121.6 million, $3.45 per share, compared with $77.2 million, $2.15 per share for the same period in 1995. Gross premiums for the first nine months of 1996 decreased 4.5% in total. Commercial lines decreased 8.4% and personal lines decreased 1.6% from the same period last year. Property and casualty net premiums decreased 4.5% in the first nine months and decreased 4.6% for the third quarter of 1996.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. However, premium from active agents increased 2.5% over the same period last year. New Jersey is our largest state with 18.1% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1996 is approximately $4.4 million compared with $1.0 million in 1995.

The combined ratio this year was higher due to severe weather related losses in the first nine months. The combined ratio for the first nine months increased 7.4 points to 113.2% from 105.8% from the same period last year. The nine-month combined ratio for homeowners increased 29.5 points to 148.3% from 118.8% in the same period last year. Personal automobile, the Corporation's largest line, recorded a 1996 nine-month combined ratio of 113.0%, up 12.5 points from 100.5% in 1995. Workers' compensation combined ratio for the first nine months of 1996 increased 3.3 points to 98.2% from 94.9% during the same period last year. Last year's results were impacted positively by favorable accident year results.

The general liability combined ratio for the third quarter decreased 25.8 points to 84.2% from 110.0% in 1995. The nine-month combined ratio decreased
18.4 points to 92.8% from 111.2% in the same period of 1995. The nine-month combined ratio for CMP, fire and inland marine increased 4.9 points to 114.5% from 109.6% in 1995. This increase is due to the higher catastrophe losses experienced so far during 1996.

Net income was positively impacted by a reserve reduction of $25 million in the quarter. This is primarily due to significant favorable development from non-California losses in the general liability and commercial multi peril lines of business. Future development is uncertain.

The third quarter catastrophe losses were $16.5 million and accounted for 5.5 points on the combined ratio. This compares with $5.7 million and 1.8 points for the same period in 1995. Catastrophes for the first nine months are $53.5 million or 5.8 points on the combined ratio compared with $22.5 million or 2.3 points on the combined ratio for the same period last year, representing a 137.8% increase. The $53.5 million represents the highest nine month catastrophe results in the Corporation's history.

Impacting third quarter results were losses from hurricanes Bertha and Fran totaling $9.1 million before taxes, including $1.5 million in windstorm pool assessments. These catastrophe losses added 3.0 points on the third quarter combined ratio. Further development in the fourth quarter of Hurricane Fran losses totals $3.6 million, before taxes.

The Corporation's reserves for environmental liability claims have not changed materially since December 31, 1995, and continue to total approximately $14.4 million. For a more complete discussion of this exposure see pages 21 and 29 of the Corporation's Annual Report to Shareholders.

For the third quarter, property and casualty investment income was $44.9 million, down from $46.0 million for the same period last year. Investment income per share before tax decreased slightly for the third quarter from $1.29 to $1.28 in 1996. Investment income per share decreased from $3.87 in 1995 to $3.74 in 1996. The effective tax rate on investment income for the first nine months of 1996 was 23.6% compared with 26.1% for the comparable period in 1995. This decline reflects the Corporation's increased investment in tax exempt municipal bonds.

Net cash used by operations was $16.9 million in the first nine months of the year compared with net cash generated of $45.3 million for the same period in 1995. Shareholder dividend payments were $42.3 million in the first nine months of 1996 compared with $40.8 million for the same period of 1995. The decrease in cash flows from operations was primarily attributable to the heavy catastrophe losses incurred this year.

Consolidated investments at September 30, 1996, included taxable high yield and unrated securities with an aggregate market value of $267.8 million. Comparable December 31, 1995 investments in taxable high yield and unrated securities had a market value of $232.8 million. At September 30, 1996, the fixed maturity portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 80.6% investment grade securities, 8.4% high yield securities, and 11.0% unrated securities. Fixed maturity portfolio relating to discontinued life insurance operations totaled $45.6 million which consisted of 66.6% investment grade securities, 3.2% high yield securities and 30.2% unrated securities.

At September 30, 1996, the securities in the Corporation's high yield and unrated portfolio were issued by more than 84 corporate borrowers in approximately 39 industries. At that time, approximately 99.7% of such investments (based on amortized value) were performing in accordance with contractual terms and were making principal and interest payments as required.

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

The Corporation has reserved $73.3 million for both principal and interest for a Proposition 103 liability asserted by the California Department of Insurance. The Corporation continues to challenge the validity of any rollback. Hearings before an Administrative Law Judge began June 3. A decision from these hearings is not expected until sometime in the fourth quarter of this year. For further discussion of the Corporation's California withdrawal, see page 21 and footnote 13 in the Corporation's Annual Report to Shareholders.

On July 29, 1996, Ohio Casualty accessed its line of credit for $8 million to capitalize on investment opportunities available at that time. This loan was repaid on August 2, 1996, with scheduled investment maturities.

Recently, the "Year 2000 Problem" has received extensive press in the insurance industry. Apparently, many of our competitors are making large expenditures in order to convert their computer systems to recognize the year 2000. Most computer systems were originally written with two digit date fields. Therefore, the computer believes that the difference between `99 and `00 is a negative 99 years instead of one year. Since the late 1980's, Ohio Casualty has been converting our computer systems to be year 2000 compliant as we modified and adjusted the programs for other purposes. As such, the Corporation has not had to make such a dedicated and expensive effort to fix the problem. Currently, over 60% of our systems are already compliant with the remainder expected over the next two years. To date, we have spent approximately $.3 million and expect to spend an additional $.2 million to complete our efforts.

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







                                             OHIO CASUALTY CORPORATION
                                             -------------------------
                                                   (Registrant)




November 11, 1996                            /s/ Barry S. Porter
                                             -------------------------
                                             Barry S. Porter, CFO/Treasurer
                                            (on behalf of Registrant and as
                                             Principal Accounting Officer)
                                      9