Form 10-K
period 1996-12-31
OHIO CASUALTY CORP
filed 1997-03-28
CIK 73952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996
                                           ------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _____________________

Commission File Number 0-5544

                            OHIO CASUALTY CORPORATION
             (Exact name of registrant as specified in its charter)

                     OHIO                                                               31-0783294
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

       136 NORTH THIRD STREET, HAMILTON, OHIO                                             45025
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

                                 Yes      X              No
                                     ----------               ----------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value as of March 1, 1997 of the voting stock held by non-affiliates of the registrant was $1,251,573,458.

      On March 1, 1997 there were 35,110,231 shares outstanding.



                                  Page 1 of 127
                          INDEX TO EXHIBITS ON PAGE 28

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the registrant's fiscal year ended December 31, 1996 is incorporated herein by reference for the following items:



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

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

Item 6.    Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data.



The Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1996 for the Annual Shareholders meeting to be held April 16, 1997 is incorporated herein by reference for the following items:



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

During 1995, the Corporation's third industry segment, life operations, was discontinued. We found it increasingly difficult to achieve our targeted 16% rate of return in this segment of our business. After extensive analysis, it was determined that a 16% return could not be achieved without substantial capital contributions and a dramatic overhaul of the life operations. Since this was a small segment of our overall business, it was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance arrangement with Employer's Reassurance Corporation. As of December 31, 1996, $12.9 million of the net ceding commission from the transaction remains unamortized. This will be amortized into income over the remaining expected life of the underlying reinsured policies, in this case, 14 years. It is anticipated that Great Southern will replace Ohio Life as the primary carrier of these policies in the second quarter of 1997 through an assumption. Upon assumption, the remaining unamortized gain will be recognized. Net income from discontinued operations amounted to $5.3 million or $.15 per share in 1996 compared with $4.4 million or $.12 per share in 1995 and $5.9 million or $.16 per share in 1994.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and identifiable assets of each industry segment for the three years ended December 31, 1996 are set forth in Note 11, Industry Segment Information, in the Notes to the Consolidated Financial Statements on page 33 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 1.   CONTINUED


      PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by Ohio Casualty, West American, American Fire, Ohio Security and Ohio Life as a group (collectively, the "Ohio Casualty Group") for the periods indicated.

                                                Ohio Casualty Group
                                                Net Premiums Written
                                                By Line of Business
                                                   (in thousands)

                                          1996              1995             1994              1993             1992
                                  --------------------------------------------------------------------------------------
Auto liability                         $  386,121        $  403,781       $  420,031       $  430,852        $  493,214
Auto physical damage                      208,541           207,534          212,005          210,987           240,913
Homeowners
    multiple peril                        166,457           160,444          160,089          156,797           185,518
Workers' compensation                     115,398           140,558          145,641          165,577           199,402
Commercial
    multiple peril                        132,808           131,553          135,595          136,559           147,894
Other liability                           101,688           108,483          112,906          107,983           122,277
All other lines                            97,059            96,842           98,714           95,562           116,450
                                       ----------        ----------       ----------       ----------        ----------
Property and casualty
    premiums                           $1,208,072        $1,249,195       $1,284,981       $1,304,317        $1,505,668
                                       ==========        ==========       ==========       ==========        ==========

Premium finance
    revenues                           $    1,981        $    2,314       $    2,528       $    2,887        $    4,313
                                       ==========        ==========       ==========       ==========        ==========

Discontinued operations-
Statutory premiums:
    Individual life                    $        0        $ (126,979)      $   22,238       $   38,409        $   36,698
    Annuity                                     0          (195,870)          18,104           19,530            16,983
    Other                                     215           (22,012)           8,606            6,716             7,113
                                       ----------        ----------       ----------       ----------        ----------
       Total                                  215          (344,861)          48,948           64,655            60,794
FAS 97 adjustments                              0            (1,533)         (26,173)         (44,748)          (41,582)
                                       ----------        ----------       ----------       ----------        ----------
Discontinued operations
    revenues                           $      215        $ (346,394)      $   22,775       $   19,907        $   19,212
                                       ==========        ==========       ==========       ==========        ==========

Property and casualty net premiums written decreased 3.3% in 1996. New Jersey net premiums written decreased 2.2%, however, private passenger automobile line of business increased .4% due to continuing legislation requiring insurers to accept all automobile risks meeting broad underwriting guidelines regardless of risk concentration. Pennsylvania net premiums written decreased 9.5% principally due to a 23% reduction in workers' compensation, as a result of management's decision to limit writing due to poor underwriting experience.

ITEM 1.   CONTINUED


(c)   NARRATIVE DESCRIPTION OF BUSINESS

The Ohio Casualty Group is represented on a commission basis by approximately 4,306 independent insurance agents. In most cases, these agencies also represent other unaffiliated companies which may compete with the Ohio Casualty Group. The 37 claim and 29 underwriting and service offices operated by the Ohio Casualty Group assist these independent agencies in the producing and servicing of the Group's business.

The following table shows consolidated direct premiums written for the Ohio Casualty Group's ten largest states:

                                                Ohio Casualty Group
                                                 Ten Largest States
                                              Direct Premiums Written
                                             From Continuing Operations
                                                   (in thousands)

                             Percent                                   Percent                                 Percent
                   1996      of Total                       1995      of Total                      1994      of Total
                   ----      --------                       ----      --------                      ----      --------
New Jersey         $218,553     18.0      New Jersey        $220,373     17.6       New Jersey     $211,233      16.4
Ohio                125,675     10.3      Pennsylvania       128,603     10.3       Pennsylvania    145,687      11.3
Pennsylvania        114,998      9.5      Ohio               126,622     10.1       Ohio            129,303      10.0
Kentucky             87,002      7.2      Kentucky            80,498      6.4       Kentucky         79,710       6.2
Illinois             60,311      5.0      Illinois            64,352      5.1       Illinois         63,682       4.9
Maryland             52,204      4.3      Maryland            56,741      4.5       Florida          56,846       4.4
Indiana              50,560      4.2      Indiana             49,353      3.9       Maryland         56,637       4.4
Texas                37,678      3.1      Texas               43,036      3.4       Indiana          47,817       3.7
Florida              36,995      3.0      Florida             42,061      3.4       Texas            45,171       3.5
North Carolina       34,108      2.8      North Carolina      33,955      2.7       Michigan         32,846       2.6
                   --------     ----                        --------     ----                      --------      ----
                   $818,084     67.4                        $845,594     67.4                      $868,932      67.5
                   ========     ====                        ========     ====                      ========      ====


      INVESTMENT OPERATIONS

Each of the companies in the Ohio Casualty Group must comply with the insurance laws of its domiciliary state and of the other states in which it is licensed for business. Among other things, these laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate.

The distribution of invested assets of the Ohio Casualty Group is determined by a number of factors, including insurance law requirements, the Corporation's liquidity needs, tax position, and general market conditions. In addition, our business mix and liability payout patterns are considered. Adjustments are made to the asset allocation from time to time. The Corporation has no real estate investments. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The following table sets forth the carrying values and other data of the consolidated invested assets of the Ohio Casualty Group as of the end of the years indicated:

ITEM 1.   CONTINUED

                                                Ohio Casualty Group
                                          Distribution of Invested Assets
                                                   (in millions)

                                  1996
                                 Average                    % of                      % of                     % of
                                  Rating        1996        Total        1995         Total        1994        Total
                                  ------        ----        -----        ----         -----        ----        -----
U.S. government                    AAA         $   82.5        2.7      $  116.5         3.8      $   88.0        2.9
Tax exempt bonds
    and notes                       AA+           794.5       25.8         898.5        29.1         694.3       22.8
Debt securities
    issued by foreign
    governments                      A+             3.3        0.1           3.4         0.1          38.1        1.3
Corporate securities               BBB+           983.7       32.0         986.4        32.0       1,091.9       35.9
Mortgage backed
    securities
       U.S. government             AAA            176.9        5.8         170.2         5.5         371.9       12.2
       Other                        AA            270.0        8.8         232.9         7.6         225.7        7.4
                                               --------      -----      --------       -----      --------      -----
Total bonds                          A+         2,310.9       75.2       2,407.9        78.1       2,509.9       82.5

Common stocks                                     713.4       23.2         627.4        20.3         459.5       15.1
Preferred stocks                                    7.8        0.2          33.7         1.1          60.5        2.0
                                               --------      -----      --------       -----      --------      -----
Total stocks                                      721.2       23.4         661.1        21.4         520.0       17.1

Short-term                                         41.5        1.4          14.4         0.5          13.6        0.4
                                               --------      -----      --------       -----      --------      -----
Total investments                              $3,073.6      100.0      $3,083.4       100.0      $3,043.5      100.0
                                               ========      =====      ========       =====      ========      =====

Total market value
    of investments                             $3,073.6                 $3,083.4                  $3,043.5
                                               ========                 ========                  ========

Total amortized cost
    of investments                             $2,573.9                 $2,617.5                  $2,938.1
                                               ========                 ========                  ========


The consolidated fixed income portfolio (identified as "Total Bonds" in the foregoing table) of the Ohio Casualty Group had a weighted average rating of "A+" and an average stated maturity of twelve years as of December 31, 1996.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) had an aggregate carrying value of $184.6 million and an aggregate amortized cost of $180.0 million at year-end 1996. Unrated securities had an aggregate carrying value of $315.4 million and an aggregate amortized cost of $308.3 million. At year-end 1995 and 1994, respectively, aggregate carrying values for below investment grade securities were $203.9 million and $266.0 million and aggregate amortized costs were $203.7 million and $282.3 million. At year-end 1995 and 1994, respectively, aggregate carrying values for unrated securities were $286.3 million and $257.9 million and aggregate amortized costs were $271.2 million and $262.8 million. Utilizing ratings provided by other agencies such as the NAIC, categorizes $27.3 million of $315.4 million in unrated securities as non-investment grade. This brings the aggregate market value of non-investment grade securities to $211.9 million at December 31, 1996, compared with $232.8 million and $302.2 million at year-end 1995 and 1994, respectively.

ITEM 1.   CONTINUED

All of the Corporation's below investment grade investments (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 78 corporate borrowers in approximately 35 industries. At December 31, 1996, the Corporation's five largest investments in securities totaled $54.8 million, and had an approximate amortized cost of $51.6 million. None of these holdings individually exceeded $21.6 million.

At December 31, 1996, the fixed income portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 90.6% investment grade securities and 9.4% below investment grade and/or unrated securities. At December 31, 1996, the fixed income portfolio relating to discontinued operations totaled $41.0 million which consisted of 96.4% investment grade securities and 3.6% high yield securities.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers which issue securities rated below investment grade is significantly greater because these securities are generally unsecured and often subordinated to other debt and these borrowers are often highly leveraged and are more sensitive to adverse economic conditions such as a recession or a sharp increase in interest rates. Investment grade securities are also subject to significant adverse risks including the risks of re-leveraging and changes in control of the issuer. In most instances, investors are unprotected with respect to such risks, the effects of which can be substantial.

Yield (based on cost of investments) for the taxable fixed income portfolio was 8.4% and 8.7% at December 31, 1996 and 1995, respectively. Below investment grade securities were yielding 9.5% and 10.1% at December 31, 1996 and 1995, respectively, while investment grade securities were yielding 8.7% in 1996 and 7.5% in 1995. Yield for tax exempt securities was 6.4% at December 31, 1996 and 6.3% at December 31, 1995; however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies.

The Corporation remains committed to a diversified common stock portfolio. As of December 31, 1996, the portfolio consisted of 65 separate issues, diversified across 36 different industries; and the largest single position was 8.1% of the portfolio. The portfolio strategy with respect to common stocks has been to invest in companies whose stocks have below average valuations, yet above average growth prospects.

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in
Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 27 and 28 of the 1996 Annual Report to Shareholders.

Purchases of taxable fixed income securities in 1996 were as follows: $312.9 million of investment grade securities, $113.4 million of high yield securities and $36.3 million of unrated securities. Purchases of tax-exempt and equity securities in 1996 totaled $76.6 million and $74.4 million, respectively.

ITEM 1.   CONTINUED

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 1996 were as follows: $266.1 million of investment grade securities, $160.3 million of high yield securities and $13.4 million of unrated securities. Dispositions of tax-exempt and equity securities in 1996 totaled $163.8 million and $129.7 million, respectively. During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement was adopted on January 1, 1994, and required the Corporation to classify equity securities and debt securities into the following categories: 1) held to maturity; 2) trading; 3) available for sale.

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 13 on page 34 of the Annual Report to Shareholders, we have an interest rate swap with Chase Manhattan Bank covering our term loan. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan.

All holdings were placed in the "available for sale" category. This accounting change increased shareholders' equity by $116.1 million in 1994. Consolidated net realized investment gains (before taxes) in 1996 totaled $49.7 million, $1.41 per share. Included in this amount are approximately $6.5 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

      SHARE REPURCHASES

During 1990 the Board of Directors of Ohio Casualty Corporation authorized the additional purchase of as many as 3,000,000 (as adjusted for 1994 stock split) shares of its common stock through open market or privately negotiated transactions. 264,600 shares were repurchased during 1996 for $9.2 million. 613,900 shares were repurchased during 1995 for $20.9 million and 50,000 shares were repurchased during 1994 for $1.4 million. The remaining repurchase authorization is 2,071,500 shares as of December 31, 1996.

      LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1995, 1994 and 1993 were reduced in the subsequent year as shown below:

                             Accident Year Loss and Loss Adjustment Expense Liabilities
                                             Subsequent Year Adjustment
                                                   (in millions)
                                                            1995            1994             1993
                                                            ----            ----             ----
                       Property                              $27              $11            $ 31
                       Auto                                   14               30              26
                       Workers' compensation
                            and other liability               37               35              51
                                                             ---              ---            ----
                       Total reduction                       $78              $76            $108
                                                             ===              ===            ====

ITEM 1.   CONTINUED


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

The following table presents an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in
Note 9, Losses and Loss Reserves, in the Notes to Consolidated Financial Statements on page 32 of the 1996 Annual Report to Shareholders.

                        Reconciliation of Liabilities for Losses and Loss Adjustment Expense
                                                   (in thousands)

                                                        1996                  1995                  1994
                                                        ----                  ----                  ----
Net liabilities, beginning of year                    $1,557,065            $1,606,487            $1,693,551
Provision for current accident year
     claims                                            1,009,086             1,008,321             1,084,072
Increase (decrease)in provisions for
     prior accident year claims                          (76,920)             (104,998)             (153,717)
                                                      ----------            ----------            ----------
                                                         932,166               903,323               930,355
Payments for claims occurring during:
     Current accident year                               515,025               444,558               483,129

     Prior accident years                                487,584               508,187               534,290
                                                      ----------            ----------            ----------
                                                       1,002,609               952,745             1,017,419

Net liabilities, end of year                           1,486,622             1,557,065             1,606,487
Reinsurance recoverable                                   70,048                74,119                65,336
                                                      ----------            ----------            ----------
Gross liabilities, end of year                        $1,556,670            $1,631,184            $1,671,823
                                                      ==========            ==========            ==========

ITEM 1.   CONTINUED

Property and Casualty Insurance Operations
Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31              1986             1987              1988             1989              1990             1991
----------------------              ----             ----              ----             ----              ----             ----
Liability as originally
  estimated:                      $ 981,335        $1,171,392       $1,252,404        $1,370,054       $1,483,985        $1,566,139

Cumulative payments as of:
  One year later                    380,290           438,195          440,173           489,562          506,246           526,973
  Two years later                   598,478           667,894          695,364           745,766          783,948           822,634
  Three years later                 730,106           828,325          845,472           902,081          955,666         1,007,189
  Four years later                  828,365           922,744          937,034         1,000,299        1,063,507         1,123,591
  Five years later                  884,606           977,575          996,353         1,061,173        1,131,012         1,201,317
  Six years later                   919,026         1,015,889        1,033,508         1,100,683        1,182,110
  Seven years later                 942,572         1,041,563        1,055,972         1,134,145
  Eight years later                 959,174         1,057,509        1,078,561
  Nine years later                  968,586         1,076,321
  Ten years later                   980,782

Liability reestimated as of:
  One year later                    989,512         1,131,539        1,179,052         1,285,233        1,403,172         1,515,129
  Two years later                 1,029,086         1,139,684        1,175,861         1,299,428        1,407,197         1,500,890
  Three years later               1,032,435         1,139,584        1,193,127         1,296,215        1,388,381         1,467,256
  Four years later                1,028,893         1,156,930        1,195,712         1,281,246        1,368,530         1,449,789
  Five years later                1,048,419         1,160,997        1,186,680         1,268,193        1,366,676         1,498,881
  Six years later                 1,054,589         1,159,372        1,178,126         1,270,734        1,423,277
  Seven years later               1,049,447         1,154,169        1,184,233         1,327,228
  Eight years later               1,046,494         1,162,837        1,233,809
  Nine years later                1,049,464         1,208,920
  Ten years later                 1,091,480

Decrease (increase) in
  original estimates:             $(110,145)       $  (37,528)      $   18,595        $   42,826       $   60,708        $   67,258

Year Ended December 31               1992             1993              1994             1995              1996
----------------------               ----             ----              ----             ----              ----
Liability as originally
  estimated:                      $1,673,205        $1,692,895       $1,605,526        $1,553,131       $1,482,900

Cumulative payments as of:
  One year later                     561,133           533,634          510,219           486,168
  Two years later                    869,620           833,399          803,273
  Three years later                1,060,433         1,017,893
  Four years later                 1,176,831
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Liability reestimated as of:
  One year later                   1,601,406         1,539,178        1,500,528         1,474,795
  Two years later                  1,555,452         1,510,943        1,501,530
  Three years later                1,524,054         1,515,114
  Four years later                 1,559,492
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:             $  113,713        $  177,781       $  103,996        $   78,336

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

                                                 1994              1995              1996
                                                 ----              ----              ----
Gross liability - end of year                 $1,670,862        $1,624,197       $1,547,595
Reinsurance recoverable                           65,336            71,066           64,695
Net liability - end of year                    1,605,526         1,553,131        1,482,900
Gross re-estimated liability - latest          1,556,914         1,532,567
Re-estimated recoverable - latest                 55,383            57,772
Net re-estimated liability - latest            1,501,530         1,474,795
Gross cumulative deficiency                      113,949            91,630

ITEM 1.   CONTINUED


      COMPETITION

More than 3,200 property and casualty insurance companies compete in the United States and no one company or company group has a market share greater than approximately 12%. The Ohio Casualty Group ranked as the forty-second largest property and casualty insurance groups in the United States based on net insurance premiums written in 1995, the latest year for which statistics are available. The Ohio Casualty Group competes with other companies on the basis of service, price and coverage.

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

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California billed the Corporation $59.9 million for Proposition 103 assessment. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permits reduction of the rollback due to commissions and premium taxes paid. The billing was revised again in August of 1995 and at present the State has indicated the Corporation should not be required to pay in excess of $42.1 million plus interest as a Proposition 103 assessment. As a result, the Corporation's reserve for this alleged liability is $74.4 million at December 31, 1996.

The Corporation is currently involved in hearings with the State of California. The final arguments are expected to conclude in the first quarter of 1997. A ruling from the Administrative Law Judge is expected in the second quarter of 1997. At that time, the Insurance Commissioner will have 60 days to take the ruling under advisement and return with a final ruling.

The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. It is uncertain when this will be resolved. To date, the Corporation has paid $2.9 million in legal costs related to the withdrawal, Proposition 103 and Fair Plan assessments.

ITEM 1.   CONTINUED


The State of New Jersey has historically been a profitable state for the Corporation. In recent years, however, the legislative environment in that state has deteriorated. Due to legislative rules and regulations designed to make insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. In order to meet our state imposed assessment obligations under the Fair Automobile Insurance Reform Act, the Unsatisfied Claim and Judgment fund and the Market Transition Facility, the Corporation has incurred expenses of $3.6 million in 1996, $3.7 million in 1995 and $6.4 million in 1994. These assessments have negatively affected our combined ratios by .3, .3 and .5 points in the three years, respectively.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS. The National Association of Insurance Commissioners (the "NAIC") annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. None of the property and casualty companies of the Ohio Casualty Group had more than two NAIC financial ratios that were outside the usual range in the last five calendar years.

Beginning in 1994, the NAIC requires inclusion of a risk-based capital calculation in the Annual Statements. The risk-based capital model is used to establish standards which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies have at least four times the necessary capital to conform with the risk-based capital model.

The States of Ohio and Indiana have adopted the NAIC model law limiting dividend payments by insurance companies. This law allows dividends to equal the greater of 10% of policyholders surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. For 1996, $123.4 million of policyholder surplus are not subject to restrictions or prior dividend approval.

      EMPLOYEES

At December 31, 1996, the Ohio Casualty Group had approximately 3,390 employees of which approximately 1,288 were located in Hamilton, Ohio.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which supersedes APB Opinion No. 15, Earnings Per Share. This standard replaces the primary EPS requirements with a basic EPS computation and requires a dual presentation of basic and diluted EPS for those companies with complex capital structures. The Corporation intends to adopt the standards of Statement No. 128 for financial statements issued after December 15, 1997. The impact of this statement is expected to be immaterial on the Corporation's EPS calculation.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers who are not separately reported in the Corporation's Proxy Statement:

                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Barry S. Porter                  60      Chief Financial Officer and Treasurer of The Ohio Casualty
                                           Corporation, The Ohio Casualty Insurance Company, American Fire and
                                           Casualty Company, Ocasco Budget, Inc., The Ohio Life Insurance
                                           Company, The Ohio Security Insurance Company and West American
                                           Insurance Company since August 1993.

  Andrew T. Fogarty                65      Senior Vice President of The Ohio Casualty Insurance Company, American
                                           Fire and Casualty Company, Ocasco Budget, Inc., The Ohio Security
                                           Insurance Company and West American Insurance Company since May 1990.

  Michael L.. Evans                53      Vice President of The Ohio Casualty Corporation and Executive Vice
                                           President of The Ohio Casualty Insurance Company, American Fire and
                                           Casualty Company, Ocasco Budget, Inc., The Ohio Life Insurance
                                           Company, The Ohio Security Insurance Company and West American
                                           Insurance Company since April 1995; prior thereto, Vice President of
                                           The Ohio Casualty Insurance Company, American Fire and Casualty
                                           Company, Ocasco Budget, Inc., The Ohio Life Insurance Company and West
                                           American Insurance Company.

  John S. Busby                    51      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since May 1991.

ITEM 4.   CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Donald J. Dehne                  46      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company.

  Steven J. Adams                  42      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Commercial Lines Customer Strategist; prior thereto, Imaging
                                           Technology Expert.

  Thomas P. Prentice               44      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Personal Lines Customer Specialist; prior thereto, Claims Manager.

  Coy Leonard, Jr.                 52      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Vice President of The Ohio Casualty Insurance
                                           Company, American Fire and Casualty Company, Ocasco Budget, Inc., Ohio
                                           Security Insurance Company and West American Insurance Company; prior thereto, Manager of Strategic Planning and Technology.

  Frederick W. Wendt               56      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since January 1991.

ITEM 4.   CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Elizabeth M. Riczko              30      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Corporate Actuarial Manager.

  William E. Minor                 42      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since September 1996; prior thereto,
                                           Account Director for Sire/Young and Rubicam.

  Susan D. Dillon                  41      Assistant Vice President of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ohio Security Insurance Company
                                           and West American Insurance Company since May 1995; prior thereto,
                                           Branch Manager; prior thereto, Field Representative.

---------------------------------------
(1)   Ages listed are as of the annual meeting.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See inside front cover and page 36 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

See pages 14 and 15 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 16 through 21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
(See Index to Financial Statements attached hereto.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See pages 4 and 5 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1996 and Executive Officers of the Registrant separately captioned under Part I of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

See pages 7 through 13 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 1 through 4 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See page 6 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1996.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

(b)  Exhibits. (See index to exhibits attached hereto.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OHIO CASUALTY CORPORATION
                                                   (Registrant)

March 27, 1997                          By:   /s/ Lauren N. Patch
                                              -------------------------------
                                              Lauren N. Patch, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 27, 1997             /s/ Joseph L. Marcum
                           -------------------------------------------------------
                           Joseph L. Marcum, Chairman of the Board

March 27, 1997             /s/ William L. Woodall
                           -------------------------------------------------------
                           William L. Woodall, Vice Chairman of the Board

March 27, 1997             /s/ Lauren N. Patch
                           -------------------------------------------------------
                           Lauren N. Patch, President and Chief Executive Officer

March 27, 1997             /s/ Arthur J. Bennert
                           -------------------------------------------------------
                           Arthur J. Bennert, Director

March 27, 1997             /s/ Jack E. Brown
                           -------------------------------------------------------
                           Jack E. Brown, Director

March 27, 1997             /s/ Catherine E. Dolan
                           -------------------------------------------------------
                           Catherine E. Dolan, Director

March 27, 1997             /s/ Wayne R. Embry
                           -------------------------------------------------------
                           Wayne R. Embry, Director

March 27, 1997             /s/ Vaden Fitton
                           -------------------------------------------------------
                           Vaden Fitton, Director

March 27, 1997             /s/ Jeffery D. Lowe
                           -------------------------------------------------------
                           Jeffery D. Lowe, Director

March 27, 1997             /s/ Stephen S. Marcum
                           -------------------------------------------------------
                           Stephen S. Marcum, Director

March 27, 1997             /s/ Stanley N. Pontius
                           -------------------------------------------------------
                           Stanley N. Pontius, Director

March 27, 1997             /s/ Howard L. Sloneker III
                           -------------------------------------------------------
                           Howard L. Sloneker III, Director

March 27, 1997             /s/ Barry S. Porter
                           -------------------------------------------------------
                           Barry S. Porter, Chief Financial Officer and Treasurer

March 27, 1997             /s/ Michael L. Evans
                           -------------------------------------------------------
                           Michael L. Evans, Vice President

                               FORM 10-K, ITEM 14
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                            OHIO CASUALTY CORPORATION

The following statements are incorporated by reference to the Annual Report to Shareholders for registrant's fiscal year ended December 31, 1996:

                                                                                                    Page Number
                                                                                                  in Annual Report
                                                                                                  ----------------
     Consolidated Balance Sheet at December 31, 1996, 1995, 1994                                          22

     Statement of Consolidated Income for the years ended
     December 31, 1996, 1995 and 1994                                                                     23

     Statement of Consolidated Shareholders' Equity for the years
     ended December 31, 1996, 1995 and 1994                                                               24

     Statement of Consolidated Cash Flow for the years ended
     December 31, 1996, 1995 and 1994                                                                     25

     Notes to Consolidated Financial Statements                                                        26-35

                                                                                                    Page Number
                                                                                                   in this Report
                                                                                                   --------------
     Report of Independent Accountants                                                                    19

     The following financial statement schedules are included herein:

     Schedule I     -   Consolidated Summary of Investments Other Than
                        Investments in Related Parties at December 31, 1996                               20

     Schedule II    -   Condensed Financial Information of Registrant for
                        the years ended December 31, 1996, 1995 and 1994                                  21

     Schedule III   -   Consolidated Supplementary Insurance Information
                        for the years ended December 31, 1996, 1995 and 1994                           22-24

     Schedule IV    -   Consolidated Reinsurance for the years ended
                        December 31, 1996, 1995 and 1994                                                  25

     Schedule V     -   Valuation and Qualifying Accounts for the years
                        ended December 31, 1996, 1995 and 1994                                            26

     Schedule VI    -   Consolidated Supplemental Information Concerning
                        Property and Casualty Insurance Operations for the
                        years ended December 31, 1996, 1995 and 1994                                      27

                         [COOPERS & LYBRAND LETTERHEAD]





                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Ohio Casualty Corporation


We have audited the consolidated financial statements of Ohio Casualty Corporation and subsidiaries as of December 31, 1996, 1995 and 1994 and for the years then ended, which financial statements are included on pages 22 through 35 of the 1996 Annual Report to Shareholders of Ohio Casualty Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 18 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Corporation changed its method of accounting for debt and equity securities and post-employment benefits in 1994.



                                   /s/ Coopers & Lybrand L..L.P.
                                   Coopers & Lybrand L.L.P.


Cincinnati, Ohio
January 30, 1997

                                                                      Schedule I
                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                 (In thousands)

December 31, 1996

                                                                  Amount shown
Type of investment                         Cost        Value    in balance sheet
------------------                         ----        -----    ----------------
Fixed maturities
    Bonds:
       United States govt. and
         govt. agencies with auth.     $   80,822   $   82,541   $   82,541
       States, municipalities and
         political subdivisions           760,602      794,539      794,539
    Debt securities issued by
       foreign governments                  3,000        3,296        3,296
    Corporate securities                  940,540      983,658      983,658
    Mortgage-backed securities:
       U.S. government guaranteed         171,291      176,906      176,906
       Other                              269,262      269,998      269,998
                                       ----------   ----------   ----------
             Total fixed maturities     2,225,517    2,310,938    2,310,938

Equity securities:
    Common stocks:
       Banks, trust and insurance
         companies                         65,391      196,886      196,886
       Industrial, miscellaneous and
         all other                        234,618      516,443      516,443

    Preferred stocks:
       Non-redeemable                       1,010        1,005        1,005
       Convertible                          5,846        6,818        6,818
                                       ----------   ----------   ----------
             Total equity securities      306,865      721,152      721,152

Short-term investments                     41,546       41,546       41,546
                                       ----------   ----------   ----------

             Total investments         $2,573,928   $3,073,636   $3,073,636
                                       ==========   ==========   ==========

                                                                     Schedule II
                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                 (In thousands)

                                             1996           1995         1994
                                             ----           ----         ----
Condensed Balance Sheet:
     Investment in wholly-owned
        subsidiaries, at equity          $ 1,167,237    $ 1,156,718    $ 905,250

     Investment in bonds/stocks               57,233         20,165       22,618

     Cash and other assets                     5,706          2,468        4,725
                                         -----------    -----------    ---------

            Total assets                   1,230,176      1,179,351      932,593

     Bank note payable                        50,000         60,000       70,000
     Other liabilities                         5,076          8,337       11,803
                                         -----------    -----------    ---------

            Total liabilities                 55,076         68,337       81,803

     Shareholders' equity                $ 1,175,100    $ 1,111,014    $ 850,790
                                         ===========    ===========    =========

Condensed Statement of Income:
     Dividends from subsidiaries         $   100,000    $    80,018    $  91,098

     Equity in undistributed net
        income of subsidiaries                 3,957         21,431        8,727

     Operating (expenses)                     (1,500)        (1,714)      (2,934)
                                         -----------    -----------    ---------

            Net income                   $   102,457    $    99,735    $  96,891
                                         ===========    ===========    =========

Condensed Statement of Cash Flows:
     Cash flows from operations
        Net distributed income           $    98,500    $    78,304    $  88,174

     Other                                     4,879          4,358        6,751
                                         -----------    -----------    ---------

            Net cash from operations         103,379         82,662       94,925

     Investing
        Purchase of bonds/stocks             (34,458)        (4,555)     (14,452)
        Sales of bonds/stocks                  7,190          7,723        6,441
                                         -----------    -----------    ---------

            Net cash from investing          (27,268)         3,168       (8,011)

     Financing
        Note payable                         (10,000)       (10,000)     (33,000)

        Exercise of stock options                135            578          244

        Purchase of treasury stock            (9,168)       (21,193)      (1,412)

        Dividends paid to shareholders       (56,380)       (54,335)     (52,597)
                                         -----------    -----------    ---------

            Net cash from financing          (75,413)       (84,950)     (86,765)

     Net change in cash                          698            880          149

     Cash, beginning of year                   2,677          1,797        1,648
                                         -----------    -----------    ---------

     Cash, end of year                   $     3,375    $     2,677    $   1,797
                                         ===========    ===========    =========

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1996

                                         Deferred      Future policy                                                Benefits,
                                          policy         benefits                                       Net        losses and
                                        acquisition     losses and      Unearned       Premium       investment       loss
                                           costs       loss expenses    premiums       revenue         income       expenses
                                        ------------   -------------  -------------  -------------  -------------  ------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                           $   36,325     $   596,131     $  181,834    $   598,339     $            $   495,278
    Workers' compensation                     7,990         387,951         47,012        124,157                       80,975
    Gen. liability, A&H                      13,833         265,399         45,337        104,428                       43,799
    Homeowners                               26,553          70,969         92,950        165,630                      167,302
    CMP, fire and allied lines,
      inland marine                          32,634         213,270         97,943        195,437                      141,331
    Fidelity, surety, burglary               10,835          13,867         26,312         34,135                        1,904
Miscellaneous Income                                                                        2,410
Investment                                                                                               179,407
                                        ------------   -------------  -------------  -------------  -------------  ------------

Total property and
    casualty insurance                      128,170       1,547,587        491,388      1,224,536        179,407       930,589

Life ins. (discontinued operations)         (11,486)        289,086                         4,582          4,812           693

Premium finance                                                                225          2,115            293

Corporation                                                                                                3,608
                                        ------------   -------------  -------------  -------------  -------------  ------------

    Total                                $  116,684     $ 1,836,673     $  491,613    $ 1,231,233     $  188,120    $  931,282
                                        ============   =============  =============  =============  =============  ============

                                       Amortization
                                       of deferred     General
                                       acquisition    operating       Premiums
                                          costs        expenses        written
                                       ------------  -------------  -------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                          $  120,874    $    34,268    $    594,661
    Workers' compensation                   26,221         10,124         115,398
    Gen. liability, A&H                     34,829         14,081         101,793
    Homeowners                              46,149         12,641         166,457
    CMP, fire and allied lines,
      inland marine                         62,688         20,364         195,290
    Fidelity, surety, burglary              18,095          5,794          34,473
Miscellaneous Income
Investment
                                       ------------  -------------  --------------

Total property and
    casualty insurance                     308,856         97,272       1,208,072

Life ins. (discontinued operations)          2,004           (193)            215

Premium finance                                             1,969           1,981

Corporation                                                 5,907
                                       ------------  -------------  --------------

    Total                               $  310,860     $  104,955    $  1,210,268
                                       ============  =============  ==============


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on policy counts.

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1995

                                        Deferred     Future policy                                                Benefits,
                                         policy        benefits                                       Net        losses and
                                      acquisition     losses and      Unearned       Premium       investment       loss
                                         costs       loss expenses    premiums       revenue         income       expenses
                                      -------------  -------------   ------------  -------------   -----------   ------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                          $   36,990    $   608,689     $  185,735    $   620,866     $             $  490,036
    Workers' compensation                   10,767        403,440         55,861        142,004                       93,272
    Gen. liability, A&H                     14,736        335,428         48,042        110,487                       67,201
    Homeowners                              27,209         74,599         92,099        161,116                      123,140
    CMP, fire and allied lines,
      inland marine                         32,270        225,004         98,098        195,014                      123,179
    Fidelity, surety, burglary              11,358         17,037         25,936         33,719                        5,554
Miscellaneous Income                                                                      2,497
Investment                                                                                            184,585
                                      -------------  -------------   ------------  -------------   -----------   ------------

Total property and
    casualty insurance                     133,330      1,664,197        505,771      1,265,703       184,585        902,382

Life ins. (discontinued operations)        (13,535)       367,061              7       (345,080)        4,143       (350,121)

Premium finance                                                              257          2,370           522

Corporation                                                                                 196         3,000
                                      -------------  -------------   ------------  -------------   -----------   ------------

    Total                               $  119,795    $ 2,031,258     $  506,035    $   923,189     $ 192,250     $  552,261
                                      =============  =============   ============  =============   ===========   ============

                                      Amortization
                                      of deferred     General
                                      acquisition    operating      Premiums
                                         costs        expenses       written
                                      ------------   -----------  --------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                         $  129,058     $  23,246    $    611,315
    Workers' compensation                  30,196        10,806         140,558
    Gen. liability, A&H                    37,785        12,236         108,283
    Homeowners                             46,523        12,747         160,444
    CMP, fire and allied lines,
      inland marine                        65,875        18,237         193,477
    Fidelity, surety, burglary             17,618         4,904          35,118
Miscellaneous Income
Investment
                                      ------------   -----------  --------------

Total property and
    casualty insurance                    327,055        82,176       1,249,195

Life ins. (discontinued operations)         4,097         1,471        (346,394)

Premium finance                                           1,819           2,314

Corporation                                               5,975
                                      ------------   -----------  --------------

    Total                              $  331,152     $   91,441   $     905,115
                                      ============   ===========  ==============


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1994

                                        Deferred     Future policy                                                Benefits,
                                         policy        benefits                                        Net        losses and
                                      acquisition     losses and      Unearned       Premium       investment        loss
                                         costs       loss expenses    premiums       revenue         income        expenses
                                      -------------  -------------   ------------  -------------   ------------  -------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                          $   40,416    $   617,871     $  195,096    $   639,604     $              $  495,209
    Workers' compensation                   12,385        421,422         57,175        151,257                        89,992
    Gen. liability, A&H                     16,577        304,028         49,923        113,684                        53,577
    Homeowners                              26,686         77,043         90,696        158,077                       157,347
    CMP, fire and allied lines,
      inland marine                         34,003        227,735        100,119        200,937                       131,267
    Fidelity, surety, burglary              10,817         22,763         24,425         32,579                         2,003
Miscellaneous Income                                                                          0
Investment                                                                                             183,811
                                      -------------  -------------   ------------  -------------   ------------  -------------

Total property and
    casualty insurance                     140,884      1,670,862        517,434      1,296,138        183,811        929,395

Life ins. (discontinued operations)         24,749        353,360                        22,775         28,082         29,509

Premium finance                                                              641          2,607            332

Corporation                                                                                 115          1,565
                                      -------------  -------------   ------------  -------------   ------------  -------------

    Total                               $  165,633    $ 2,024,222     $  518,075    $ 1,321,635     $  213,790     $  958,904
                                      =============  =============   ============  =============   ============  =============

                                      Amortization
                                      of deferred      General
                                      acquisition     operating      Premiums
                                         costs        expenses        written
                                      ------------   ------------  --------------
Segment
Property and
    casualty insurance:
Underwriting
    Automobile                         $  131,815     $   20,493    $    632,036
    Workers' compensation                  35,089          9,173         145,641
    Gen. liability, A&H                    38,992          9,906         114,656
    Homeowners                             46,173         11,829         160,089
    CMP, fire and allied lines,
      inland marine                        69,765         18,164         199,350
    Fidelity, surety, burglary             16,212          4,802          33,209
Miscellaneous Income
Investment
                                      ------------   ------------  --------------

Total property and
    casualty insurance                    338,046         74,367       1,284,981

Life ins. (discontinued operations)         3,630         11,516          22,775

Premium finance                                            1,912           2,528

Corporation                                                6,139
                                      ------------   ------------  --------------

    Total                              $  341,676     $    93,934   $  1,310,284
                                      ============   ============  ==============


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                     Schedule IV
                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                 (In thousands)
                          December, 1996, 1995 and 1994

                                                                                                                        Percent of
                                                                                                                         amount
                                                                         Ceded to        Assumed                         assumed
                                                          Gross           other         from other           Net         to net
                                                          amount        companies       companies           amount       amount
                                                        ----------      ----------      ----------        ----------     -------
Year Ended December 31, 1996
     Life insurance in force                            $4,623,435      $4,623,435      $        0        $        0         0.0%

     Premiums
     Property and casualty insurance                    $1,211,695      $   29,039      $   25,416        $1,208,072         2.1%
     Life insurance (Discontinued operations)               29,822          29,822               0                 0         0.0%
     Accident and health insurance                           2,204           3,502           1,513               215       703.7%
                                                        ----------      ----------      ----------         ---------

     Total premiums                                      1,243,721          62,363          26,929         1,208,287         2.2%

     Premium finance charges                                                                                   1,981
     Life insurance - FAS 97 adjustment                                                                            0
                                                                                                          ----------
     Total premiums and finance charges written                                                            1,210,268
     Change in unearned premiums and finance charges                                                          14,182
                                                                                                          ----------

     Total premiums and finance charges earned                                                             1,224,450
     Miscellaneous income                                                                                      2,416
     Discontinued operations - life insurance                                                                   (215)
                                                                                                          ----------
     Total premiums & finance charges earned - continuing operations                                      $1,226,651
                                                                                                          ==========

Year Ended December 31, 1995
     Life insurance in force                            $5,207,297      $5,298,297      $   91,000        $        0         0.0%
                                                        ==========      ==========      ==========        ==========

     Premiums
     Property and casualty insurance                    $1,251,079      $   41,252      $   39,692        $1,249,519         3.2%
     Life insurance (Discontinued operations)               38,456         384,974             136          (346,382)        0.0%
     Accident and health insurance                           1,456           1,780           1,521             1,197       127.1%
                                                        ----------      ----------      ----------        ----------

     Total premiums                                      1,290,991         428,006          41,349           904,334         4.6%

     Premium finance charges                                                                                   2,314
     Life insurance - FAS 97 adjustment                                                                       (1,533)
                                                                                                          ----------
     Total premiums and finance charges written                                                              905,115
     Change in unearned premiums and finance charges                                                          14,263
                                                                                                          ----------

     Total premiums and finance charges earned                                                               919,378
     Miscellaneous income                                                                                      3,810
     Discontinued operations - life insurance                                                                345,081
                                                                                                          ----------
     Total premiums & finance charges earned - continuing operations                                      $1,268,269
                                                                                                          ==========

Year Ended December 31, 1994
     Life insurance in force                            $5,254,705      $1,534,389      $   91,000        $3,811,316         2.4%
                                                        ==========      ==========      ==========        ==========

     Premiums
     Property and casualty insurance                    $1,284,511      $   44,592      $   43,473        $1,283,392         3.4%
     Life insurance (Discontinued operations)               53,910           5,436             231            48,705         0.5%
     Accident and health insurance                           1,766             177             243             1,832        13.3%
                                                        ----------      ----------      ----------        ----------

     Total premiums                                      1,340,187          50,205          43,947         1,333,929         3.3%

     Premium finance charges                                                                                   2,528
     Life insurance - FAS 97 adjustment                                                                      (26,173)
                                                                                                          ----------
     Total premiums and finance charges written                                                            1,310,284
     Change in unearned premiums and finance charges                                                          11,351
                                                                                                          ----------

     Total premiums and finance charges earned                                                             1,321,635
     Discontinued operations - life insurance                                                                (22,774)
                                                                                                          ----------
     Total premiums & finance charges earned - continuing operations                                      $1,298,861
                                                                                                          ==========

                                                                      Schedule V
                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                            Balance at                                                   Balance at
                                            beginning          Charged to                                 end of
                                            of period           expenses             Deductions           period
Year ended December 31, 1996
      Reserve for bad debt                   3,500                 200                    0               3,700


Year ended December 31, 1995
      Reserve for bad debt                   4,500              (1,000)                   0               3,500


Year ended December 31, 1994
      Reserve for bad debt                   6,300              (1,800)                   0               4,500

                                                                     Schedule VI

                   Ohio Casualty Corporation and Subsidiaries
            Consolidated Supplemental Information Concerning Property
                       and Casualty Insurance Operations
                                 (In thousands)



                                               Reserves for
                              Deferred        unpaid claims
                               policy           and claim           Discount                                              Net
        Affiliation with     acquisition        adjustment             of            Unearned          Earned          investment
           registrant           costs            expenses           reserves         premiums         premiums           income
                           ---------------- ------------------- ----------------- --------------- ------------------ ---------------
Property and casualty
  subsidiaries


Year ended December 31,
   1996                          $ 128,170         $ 1,547,587  $         0             $491,388         $1,224,536        $179,407
                           ================ =================== ================= =============== ================== ===============


Year ended December 31,
   1995                          $ 133,330         $ 1,664,197  $         0             $505,771         $1,265,703        $184,585
                           ================ =================== ================= =============== ================== ===============


Year ended December 31,
   1994                          $ 140,884         $ 1,670,862  $         0             $517,434         $1,296,138        $183,811
                           ================ =================== ================= =============== ================== ===============


                                   Claims and claim
                                 adjustment expenses            Amortization           Paid
                                 incurred related to             of deferred          claims
                          -----------------------------------      policy            and claim
        Affiliation with       Current            Prior          acquisition        adjustment          Premiums
           registrant           year              years             costs            expenses            written
                          ------------------ ---------------- ------------------ ------------------ ------------------
Property and casualty
  subsidiaries


Year ended December 31,
   1996                          $1,008,395        $ (76,920)        $  308,856         $1,001,706         $1,208,072
                          ================== ================ ================== ================== ==================


Year ended December 31,
   1995                          $1,007,380        $(104,998)        $  327,055         $  954,777         $1,249,195
                          ================== ================ ================== ================== ==================


Year ended December 31,
   1994                          $1,083,112        $(153,717)        $  338,046         $1,016,763         $1,284,981
                          ================== ================ ================== ================== ==================

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Exhibit 3a      Amendment to Amended Articles of Incorporation increasing
                authorized number of shares to 150,000,000 common shares
                and authorized 2,000,000 preferred shares, dated April 17, 1996                                29-30

Exhibit 11      Computation of Earnings Per Share on Primary and Fully Diluted
                Basis for the years ended December 31, 1996, 1995 and 1994                                        31

Exhibit 13      Annual Report to Shareholders for the Registrant's fiscal year
                ended December 31, 1996                                                                        32-71

Exhibit 21      Subsidiaries of Registrant                                                                        72

Exhibit 22      Proxy Statement of the Board of Directors for the fiscal year
                ended December 31, 1996                                                                       73-110

Exhibit 23      Consent of Independent Accountants to incorporation of their
                opinion by reference in Registration Statement on Form S-8                                       111

Exhibit 27      Financial Data Schedule                                                                          112

Exhibit 28      Information from Reports Furnished to State Insurance
                Regulation Authorities                                                                       113-127

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