Form 10-Q
period 1997-03-31
OHIO CASUALTY CORP
filed 1997-05-14
CIK 73952

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 1997

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

                                                    Yes   X        No

   The aggregate market value as of May 1, 1997 of the voting stock held by non-affiliates of the registrant was $1,217,441,728.

   On May 1, 1997 there were 34,324,231 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

                                                  March 31,     December 31,
                                                    1997            1996
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
      (cost:   $2,174,485 and $2,225,517)        $2,218,189      $2,310,938
   Equity securities, at fair value
      (cost:   $306,289 and $306,865)               707,052         721,152
   Short-term investments, at cost                   29,137          41,546
                                                 -----------     -----------
     Total investments                            2,954,378       3,073,636
Cash                                                 17,351          20,078
Premiums and other receivables                      199,486         186,676
Deferred policy acquisition costs                   116,107         116,684
Property and equipment                               43,978          42,239
Reinsurance recoverable                             363,489         362,683
Other assets                                         71,899          87,985
                                                 -----------     -----------
     Total assets                                $3,766,688      $3,889,981
                                                 ===========     ===========
Liabilities
Insurance reserves:
   Unearned premiums                             $  503,951      $  491,613
   Losses                                         1,195,559       1,224,873
   Loss adjustment expenses                         329,903         331,797
   Future policy benefits                           278,468         280,002
Note payable                                         50,000          50,000
California Proposition 103 reserve                   75,429          74,376
Deferred income taxes                                 7,278          27,993
Other liabilities                                   201,708         234,227
                                                 -----------     -----------
     Total liabilities                            2,642,296       2,714,881

Shareholders' equity
Common stock, $.125  par value
   Authorized:   150,000,000 shares
   Issued:   46,803,872                               5,850           5,850
Additional paid-in capital                            3,834           3,603
Unrealized gain on investments, net of applicable
  income taxes                                      295,498         332,042
Retained earnings                                 1,094,723       1,076,545
Treasury stock, at cost:
   (Shares:  12,459,641; 11,662,559)               (275,513)       (242,940)
                                                 -----------     -----------
     Total shareholders' equity                   1,124,392       1,175,100
                                                 -----------     -----------
     Total liabilities and shareholders' equity  $3,766,688      $3,889,981
                                                 ===========     ===========

                                       2

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                           Three Months
                                                          Ended March 31,
                                                        1997            1996

Premiums and finance charges earned                 $ 302,479       $ 310,217
Investment income less expenses                        43,717          44,988
Investment gains realized                              13,340           5,954
                                                    ----------      ----------
         Total income                                 359,536         361,159

Losses and benefits for policyholders                 186,181         220,338
Loss adjustment expenses                               30,255          40,532
General operating expenses                             25,272          24,121
California Proposition 103 reserve                      1,052           1,052
Amortization of deferred policy acquisition costs      75,701          78,546
                                                     ---------       ---------
         Total expenses                               318,461         364,589

Income before income taxes                             41,075          (3,430)

Income taxes
   Current                                             11,668          (4,239)
   Deferred                                            (1,850)         (2,026)
                                                     ---------       ---------
         Total income taxes                             9,818          (6,265)

Income from continuing operations                      31,257           2,835

Income from discontinued operations                     1,458             713
                                                     ---------       ---------
Net income                                           $ 32,715        $  3,548
                                                     =========       =========

Average shares outstanding                             34,904          35,387
                                                     =========       =========

Income from continuing operations, per share         $   0.90        $   0.08

Income from discontinued operations, per share           0.04            0.02
                                                     ---------       ---------
Net income, per share                                $   0.94        $   0.10

Cash dividends, per share                            $   0.42        $   0.40
                                                     =========       =========

                                       3

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                       Additional     Unrealized                                 Total
                             Common      paid-in      gain (loss)     Retained     Treasury   shareholders'
                              Stock      capital     on investment    earnings      stock        equity
Balance,
January 1, 1996              $5,850      $3,422        $305,049      $1,030,468   $(233,775)   $1,111,014

Unrealized gain (loss)                                  (13,330)                                  (13,330)
Deferred income tax benefit on
  net unrealized gain (loss)                              3,798                                     3,798
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (6,371 shares)                    67                                         115           182
Repurchase of treasury
  stock  (66,100 shares)                                                             (2,459)       (2,459)
Net income                                                                3,548                     3,548
Cash dividends paid
  ($.40 per share)                                                      (14,161)                  (14,161)
----------------------------------------------------------------------------------------------------------
Balance,
March 31, 1996               $5,850      $3,489        $295,517      $1,019,855   $(236,119)   $1,088,592
==========================================================================================================
Balance
January 1, 1997              $5,850      $3,603        $332,042      $1,076,545   $(242,940)   $1,175,100

Unrealized gain (loss)                                  (56,083)                                  (56,083)
Deferred income tax benefit on
  net unrealized gain (loss)                             19,539                                    19,539
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (19,418 shares)                  231                             172         261           664
Repurchase of treasury
  stock  (816,500 shares)                                                           (32,834)      (32,834)
Net income                                                               32,715                    32,715
Cash dividends paid
  ($.42 per share)                                                      (14,709)                  (14,709)
----------------------------------------------------------------------------------------------------------
Balance,
March 31, 1997               $5,850      $3,834        $295,498      $1,094,723    $(275,513)  $1,124,392
==========================================================================================================

                                       4

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                       Three Months
                                                      Ended March 31,
                                                   1997            1996
Cash flows from:
  Operations
    Net income                                   $ 32,715        $  3,548
     Adjustments to reconcile net income to
     cash from operations:
      Changes in:
        Insurance reserves                        (20,405)         64,022
        Income taxes                               (5,071)        (16,863)
        Premiums and other receivables            (12,810)         (4,820)
        Deferred policy acquisition costs             577           1,325
        Reinsurance recoverable                      (806)        (66,651)
        Other assets                               (1,191)          2,206
        Other liabilities                         (15,305)          8,223
      Depreciation and amortization                 6,610           3,149
      Investment gains and losses                 (14,063)         (6,048)
      California Proposition 103                    1,052           1,052
                                                 ---------       ---------
        Net cash generated (used) by operations   (28,697)        (10,857)

Investments
  Purchase of investments:
   Fixed income securities - available for sale   (74,831)       (137,187)
   Equity securities                               (8,116)         (5,021)
  Proceeds from sales:
   Fixed income securities - available for sale    90,906         143,862
   Equity securities                               41,065          12,494
  Proceeds from maturities and calls:
   Fixed income securities - available for sale    11,863          26,517
   Equity securities                                    4             870
                                                 ---------       ---------
     Net cash from investments                     60,891          41,535

Financing
  Note payable                                          0               0
  Proceeds from exercise of stock options             213             142
  Purchase of treasury stock                      (32,834)         (2,459)
  Dividends paid to shareholders                  (14,709)        (14,161)
     Net cash used in financing activity          (47,330)        (16,478)

Net change in cash and cash equivalents           (15,136)         14,200
Cash and cash equivalents, beginning of period     61,624          38,282
                                                 ---------       ---------
Cash and cash equivalents, end of period         $ 46,488        $ 52,482
                                                 =========       =========

Footnotes: For complete disclosures see Notes to Consolidated Financial
           Statements on pages 26-35 of Annual Report.

Note 1 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

                                       5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the quarter ended March 31, 1997 were $14.4 million, $.41 per share, compared with $52.7 million, $1.49 per share for the same period in 1996. Gross premiums for the first three months of 1997 decreased .4% for all lines of business. Commercial lines decreased 2.8% and personal lines increased 1.7% from the same period last year. Property and casualty net premiums increased .3% for the first quarter of 1997 from the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. Premium from active agents actually increased 5.5% over the same period last year. New Jersey is our largest state with 17% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1997 is approximately $4.2 million compared with $4.0 million in 1996.

The combined ratio for the first three months decreased 11.5 points to 105.6% from 117.1% from the same period last year. The three-month combined ratio for homeowners decreased 41 points to 119.5% from 160.5% in the same period last year. Personal automobile, the Corporation's largest line, recorded a 1997 three-month combined ratio of 108.8%, down 2.8 points from 111.6% in 1996. During the first quarter of 1996, results for both homeowners and personal automobile were negatively impacted by a series of severe winter storms that occurred throughout the Midwest. Workers' compensation combined ratio for the first three months of 1997 decreased 18.1 points to 81.9% from 100.0% during the same period last year. The improvements in workers' compensation were seen in both frequency and severity.

The general liability combined ratio increased 6.1 points to 98.8% from 92.7% during the first quarter 1997. The combined ratio for CMP, fire and inland marine decreased to 101.3% from 132.4% during March 1997.

The first quarter catastrophe losses were $5.3 million and accounted for 1.8 points on the combined ratio. This compares with $17.4 million and 5.6 points for the same period in 1996.

In 1996, the Corporation analyzed incurred but not reported reserves for general liability and commercial multiple peril to segregate between asbestos and environmental losses and all other losses. As a result of this analysis, $27.4 million in incurred but not reported reserves were segregated as asbestos and environmental related. This brings total asbestos and environmental reserves as of March 31, 1997 to $41.0 million.

For the quarter, property and casualty before tax investment income was $42.4 million, $1.21 per share, down slightly from $44.3 million, $1.25 per share, for the same period last year. The effective tax rate on investment income for the first quarter of 1997 was 24.3% compared with 23.6% for the comparable period in 1996. Investment income is down due to the decrease in invested assets resulting from the Corporation's declining premium volume in recent years.

Net cash used by operations was $28.7 million for the first three months of the year compared with $10.9 million for the same period in 1996. Shareholder dividend payments were $14.7 million in the first three months of 1997 compared with $14.2 million for the same period of 1996.

In 1995 the Corporation reinsured substantially all of its life insurance and related business to Great Southern Life Insurance Company. Great Southern is expected to replace Ohio Life as the primary carrier through an assumption and novation on or before July 1, 1997. The ultimate timing of the assumption is dependent upon receipt of state approval from each state in which the life business is located. A minimum of 75% of the business will be assumed by Great Southern and Great Southern is required to ultimately assume 100% of the outstanding business. When the assumption occurs, a percentage of the unamortized ceding commission equal to the percentage of business assumed will be recognized in that period's income. The current unamortized balance of the ceding commission is $12.1 million.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) had an aggregate carrying value of $165.4 million and an aggregate amortized cost of $164.5 million at March 31, 1997. Unrated securities had an aggregate carrying value of $248.7 million and an aggregate amortized cost of $242.8 million. At year-end 1996 the aggregate carrying value of below investment grade securities was $184.6 million and the aggregate amortized cost was $180.0 million. At year-end 1996, the aggregate carrying value of unrated securities was $315.4 million and the aggregate amortized cost was $308.3 million. Utilizing ratings provided by other agencies such as the NAIC, categorizes $27.7 million of $248.7 million in unrated securities as non-investment grade. This brings the aggregate market value of non-investment grade securities to $193.1 million at March 31, 1997, compared with $211.9 million at year-end 1996.

All of the Corporation's below investment grade securities (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 75 corporate borrowers in approximately 33 industries.

In 1996 the Insurance Services Office (ISO) elected to become a public corporation. As such, each member of ISO was allocated an equity stake in the new entity. Effective January 1, 1997, ISO became a for-profit cororation and Ohio Casualty received 138,889 shares valued at $25 per share for a total value of $3.5 million. The receipt of these shares was recorded as miscellaneous income and the value of the shares was added to our equity portfolio.

For further discussion of the Corporation's investments, see Item 1 of the Corporation's Form 10-K for the year ended December 31, 1996.

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

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 13 on page 34 of the Annual Report to Shareholders, we have an interest rate swap with Chase Manhattan Bank covering our term loan. This swap is not classified as an investment but rather as a hedge against a portion of the Corporation's variable rate note payble.

The Corporation has reserved $75.4 million (including interest) for Proposition 103 liability asserted by the California Department of Insurance. The Corporation is currently involved in hearings with the State of California. The final arguments concluded in the first quarter of 1997. A ruling from the Administrative Law Judge is expected in the second quarter of 1997. At that time, the Insurance Commissioner will have 60 days to take the ruling under advisement and return with a final ruling. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. It is uncertain when this will be resolved. For further discussion of the Corporation's California withdrawal, see footnote 14 in the Corporation's Annual Report to Shareholders.

During the first quarter, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the quarter was 816,500, or 2.3% of outstanding shares, at an average price of $40.21 per share. The Company has remaining authorization to repurchase 1,255,000 additional shares.

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

PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -

          At the annual meeting on April 16, 1997, shareholders voted on board of director seats for three year terms. Those elected were:
          Jack E. Brown:           For  31,017,469;  against  2,492;
                                   abstentions  331,108
          Vaden Fitton:            For  31,021,080;  against  2,492;
                                   abstentions  327,498
          Joseph L. Marcum:        For  31,011,440;  against  2,492;
                                   abstentions  337,137
          Howard L. Sloneker III:  For  31,013,319;  against  2,492;
                                   abstentions  335,258

          Those directors whose term of office continued after the meeting were: Arthur J. Bennert, Catherine A. Dolan, Wayne Embry, Jeffery D. Lowe, Stephen S. Marcum, Lauren N. Patch, Stanley N. Pontius and William L. Woodall.

          In addition, shareholders voted to amend the Company's 1993 Stock Incentive Program. Those votes were cast as follows:
          For  26,119,118;  against    4,869,485;  abstentions  362,466

Item 5.   Other Information - None

Item 6.   Exhibits and reports on Form 8-K

          Exhibit 10.a1: Ohio Casualty Corporation Amended 1993 Stock Incentive Program

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.


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



                                              OHIO CASUALTY CORPORATION
                                              -------------------------
                                                     (Registrant)




May 14, 1997                                  /s/ Barry S. Porter
                                              -------------------------
                                              Barry S. Porter, CFO/Treasurer
                                             (on behalf of Registrant and as
                                              Principal Accounting Officer)