Form 10-Q
period 1997-06-30
OHIO CASUALTY CORP
filed 1997-08-14
CIK 73952

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 1997

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

                                                      Yes    X      No

     The aggregate market value as of August 1, 1997 of the voting stock held by non-affiliates of the registrant was $1,440,352,922.

     On August 1, 1997 there were 34,083,413 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                    June 30,        December 31,
                                                      1997             1996
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (cost:   $2,161,614 and $2,225,517)           $2,237,305       $2,310,938
   Equity securities, at fair value
      (cost:   $300,423 and $306,865)                  819,526          721,152
   Short-term investments at cost                       24,532           41,546
                                                    ----------       ----------
         Total investments                           3,081,363        3,073,636
Cash                                                    29,290           20,078
Premiums and other receivables                         212,058          186,676
Deferred policy acquisition costs                      120,916          116,684
Property and equipment                                  43,778           42,239
Reinsurance recoverable                                353,769          362,683
Other assets                                            91,022           87,985
                                                    ----------       ----------
         Total assets                               $3,932,196       $3,889,981
                                                    ==========       ==========
Liabilities
Insurance reserves:
   Unearned premiums                                $  513,712       $  491,613
   Losses                                            1,185,620        1,224,873
   Loss adjustment expenses                            323,712          331,797
   Future policy benefits                              278,468          280,002
Note payable                                            45,000           50,000
California Proposition 103 reserve                      76,481           74,376
Deferred income taxes                                   68,591           27,993
Other liabilities                                      214,377          234,227
                                                    ----------        ---------
         Total liabilities                           2,705,961        2,714,881

Shareholders' equity
Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:   46,803,872                                  5,850            5,850
Additional paid-in capital                               3,876            3,603
Unrealized gain on investments, net of applicable
   income taxes                                        387,557          332,042
Retained earnings                                    1,114,488        1,076,545
Treasury stock, at cost:
   (Shares:  12,699,559 ; 11,662,559)                 (285,536)        (242,940)
                                                   ------------     ------------
     Total shareholders' equity                      1,226,235        1,175,100
                                                   ------------     ------------
     Total liabilities and shareholders' equity    $ 3,932,196      $ 3,889,981
                                                   ===========      ============
                                        2

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                           Three Months
                                                          Ended June 30,
                                                        1997           1996

Premiums and finance charges earned                  $ 307,788       $ 304,641
Investment income less expenses                         45,153          43,302
Investment gains realized                                8,498          14,948
                                                     ---------       ---------
         Total income                                  361,439         362,891

Losses and benefits for policyholders                  183,254         208,443
Loss adjustment expenses                                29,874          36,379
General operating expenses                              27,836          27,527
California Proposition 103 reserve                       1,053           1,053
Amortization of deferred policy acquisition costs       76,080          77,601
                                                     ---------       ---------
         Total expenses                                318,097         351,002

Income before income taxes                              43,342          11,889

Income taxes
   Current                                               7,423          (1,370)
   Deferred                                              2,957             607
                                                     ---------       ----------
         Total income taxes                            10,380             (763)

Income from continuing operations                      32,962           12,652

Income from discontinued operations                     1,143            2,181
                                                     --------         ---------
Net income                                           $ 34,105         $ 14,833
                                                     ========         =========


Average shares outstanding                             34,222           35,285
                                                     ========         =========
Income from continuing operations, per share         $   0.96         $   0.37

Income from discontinued operations, per share           0.04             0.06
                                                     --------         ---------
Net income, per share                                $   1.00         $   0.43

Cash dividends, per share                            $   0.42         $   0.40
                                                     ========         =========

                                      3

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                            Six Months
                                                           Ended June 30,
                                                        1997            1996
Premiums and finance charges earned                 $ 610,267       $ 614,858
Investment income less expenses                        88,871          88,290
Investment gains (losses) realized                     21,838          20,902
                                                    ---------       ---------
         Total income                                 720,976         724,050

Losses and benefits for policyholders                 369,435         428,781
Loss adjustment expenses                               60,129          76,911
General operating expenses                             53,108          51,648
California Proposition 103 reserve                      2,105           2,105
Amortization of deferred policy acquisition costs     151,781         156,147
                                                    ---------       ---------
         Total expenses                               636,558         715,591

Income before income taxes                             84,418           8,459

Income taxes
   Current                                             19,091          (5,609)
   Deferred                                             1,108          (1,419)
                                                    ---------       ----------
         Total income taxes                            20,199          (7,028)

Income from continuing operations                      64,219          15,487

Income from discontinued operations                     2,601           2,894
                                                    ---------       ----------
Net income                                          $  66,820       $  18,381
                                                    =========       ==========


Average shares outstanding                             34,561          35,336
                                                    =========       ==========
Income from continuing operations, per share        $    1.86       $    0.43

Income from discontinued operations, per share           0.07            0.08
                                                    ---------       ----------
Net income, per share                               $    1.93       $    0.51

Cash dividends, per share                           $    0.84       $    0.80
                                                    =========       ==========

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                       Additional     Unrealized                                   Total
                            Common      paid-in      gain (loss)     Retained       Treasury     shareholders'
                            Stock       capital     on investment    earnings        stock         equity
Balance,
January 1, 1996            $5,850       $3,422         $305,049     $1,030,468     $(233,775)     $1,111,014

Unrealized gain                                         (35,277)                                     (35,277)
Deferred income tax on
  net unrealized gain                                    11,105                                       11,105
Net issuance of treasury
  stock under stock option
  (7,175 shares)                            67                                           115             182
Repurchase of treasury
  stock  (113,500 shares)                                                             (6,317)         (6,317)
Net income                                                              18,381                        18,381
Cash dividends paid
  ($.80 per share)                                                     (28,270)                      (28,270)
--------------------------------------------------------------------------------------------------------------
Balance,
June 30, 1996              $5,850       $3,489         $280,877     $1,020,579     $(239,977)     $1,070,818
==============================================================================================================
Balance
January 1, 1997            $5,850       $3,603         $332,042     $1,076,545     $(242,940)     $1,175,100

Unrealized gain                                          87,885                                       87,885
Deferred income tax on
  net unrealized gain                                   (32,370)                                     (32,370)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (20,288 shares)                 273                             173           220             666
Repurchase of treasury
  stock  (1,057,288 shares)                                                          (42,816)        (42,816)
Net income                                                              66,820                        66,820
Cash dividends paid
  ($.84 per share)                                                     (29,050)                      (29,050)
--------------------------------------------------------------------------------------------------------------
Balance,
June 30, 1997              $5,850       $3,876         $387,557     $1,114,488     $(285,536)     $1,226,235
==============================================================================================================

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                             Six Months
                                                            Ended June 30,
                                                        1997            1996
Cash flows from:
   Operations
      Net income                                     $ 66,820         $ 18,380
      Adjustments to reconcile net income to cash from operations:
         Changes in:
            Insurance reserves                        (26,774)         (44,218)
            Income taxes                               (9,751)         (18,711)
            Premiums and other receivables            (25,382)         (10,451)
            Deferred policy acquisition costs          (4,232)           1,419
            Reinsurance recoverable                     8,913           44,067
            Other assets                              (13,272)          (2,278)
            Other liabilities                          (9,553)          (3,690)
         Depreciation and amortization                 11,134            6,670
         Investment gains and losses                  (22,562)         (21,586)
         California Proposition 103                     2,105            2,105
                                                     ---------        ---------
            Net cash generated by operations          (22,554)         (28,293)

Investments
   Purchase of investments:
      Fixed income securities - available for sale   (136,360)        (298,342)
      Equity securities                               (14,210)         (43,862)
   Proceeds from sales:
      Fixed income securities - available for sale    144,780          274,678
      Equity securities                                64,793           47,616
   Proceeds from maturities and calls:
      Fixed income securities - available for sale     27,740           57,420
      Equity securities                                 2,784            9,512
                                                     ---------        ---------
         Net cash from investments                     89,527           47,022

Financing
   Note payable                                        (5,000)          (5,000)
   Proceeds from exercise of stock options                318              142
   Purchase of treasury stock                         (41,043)          (6,317)
   Dividends paid to shareholders                     (29,050)         (28,270)
         Net cash used in financing activity          (74,775)         (39,445)

Net change in cash and cash equivalents                (7,802)         (20,716)
Cash and cash equivalents, beginning of period         61,624           38,282
                                                     ---------       ----------
Cash and cash equivalents, end of period             $ 53,822        $  17,566
                                                     =========       ==========
Footnotes:  For complete disclosures see Notes to Consolidated Financial
Statements on pages 28-34 of Annual Report.

Note 1 - During 1996, the Corporation entered into an interest rate swap. The effect of the swap agreement is to establish a hedge against future interest rate swings on its variable rate term loan. Net proceeds or payments from the swap are charged to interest expense in the current period.

Covered call options are written on stocks and bonds held in the investment portfolio. Changes in the values of the covered call options are recognized in shareholders equity as unrealized appreciation or depreciation.

Note 2 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Property and casualty pre-tax underwriting losses for the six months ended June 30, 1997 were $23.9 million, $0.69 per share, compared with $97.9 million, $2.77 per share for the same period in 1996. Gross premiums for the first six months of 1997 remained essentially unchanged for all lines of business. Commercial lines decreased 2.3% and personal lines increased 1.6% for the first six months of 1997. Property and casualty net premiums increased 2.5% for the second quarter of 1997 over the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. Premium from active agents increased 5.5% over the same period last year. New Jersey is our largest state with 18.2% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1997 is approximately $4.2 million compared with $4.4 million in 1996. On August 11 the governor of New Jersey, Christie Whitman, called for guaranteed rate reductions on personal auto insurance of up to 25%. Her proposals are currently pending in the New Jersey Legislature and it is uncertain what impact, if any, they will have on the Corporation. Through June of 1997, New Jersey private passenger auto premium totaled $55.4 million which is 8.8% of total premium and 23.8% of total private passenger auto premium for the Corporation.

As part of its reinsurance transactions, the Corporation participates in an experience rated First Casualty Excess of Loss Treaty. In accordance with FASB 113 (Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts), anticipated profits from this agreement are recorded as returned premium. As of June 30, 1997, due to unanticipated favorable development in our liability lines, the actuarial projections of the estimated profit from this agreement were updated to $10.3 million. Of this amount, $7.3 million was recognized as return premium in the second quarter with $3.0 million recognized as return premium in the first quarter.

The combined ratio for the first six months decreased 11.9 points to 103.6% from 115.5% from the same period last year. The six-month combined ratio for homeowners decreased 44.5 points to 114.8% from 159.3% in the same period last year. Personal automobile, the Corporation's largest line, recorded a 1997 six-month combined ratio of 103.0%, down 9.8 points from 112.8% in 1996. During the first six months of 1996, results for both homeowners and personal automobile were negatively impacted by a series of severe winter storms that occurred throughout the Midwest. Workers' compensation combined ratio for the first six months of 1997 decreased 17.6 points to 84.5% from 102.1% during the same period last year. The improvements in workers' compensation were seen in both frequency and severity.

The general liability combined ratio for the second quarter increased 1.5 points to 103.0% from 101.5% in 1996. The six-month combined ratio increased
3.8 points to 100.9% from 97.1% in the same period of 1996. The six-month combined ratio for CMP, fire and inland marine decreased 13.5 points to 106.1% from 119.6% in 1996 due primarily to reduced weather related losses.

Second quarter catastrophe losses were $4.6 million and accounted for 1.5 points on the combined ratio. This compares with $19.7 million and 6.4 points for the same period in 1996. Year to date catastrophe losses decreased $27.2 million from $37.1 million in 1996 to $9.9 million in 1997.

In 1996, the Corporation analyzed incurred but not reported reserves for general liability and commercial multiple peril to segregate between asbestos and environmental losses and all other losses. As a result of this analysis, $27.4 million in incurred but not reported reserves were segregated as asbestos and environmental related. This brings total asbestos and environmental reserves as of June 30, 1997 to $41.0 million.

For the quarter, property and casualty before tax investment income was $44.1 million, $1.29 per share, increasing slightly from $42.7 million, $1.21 per share, for the same period last year. The effective tax rate on investment income for the second quarter of 1997 was 24.1% compared with 23.5% for the comparable period in 1996. Additional discussion of the Corporation's investment tax planning strategy is included in the 1996 Annual Report to Shareholders.

Net cash used by operations was $22.6 million for the first six months of the year compared with net cash used of $28.3 million from operations for the same period in 1996. Shareholder dividend payments were $29.0 million in the first six months of 1997 compared with $28.3 million for the same period of 1996.

During the first six months of 1997, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the period was 1,057,288, or 3.1% of outstanding shares, at an average price of $40.50 per share for a total cash outflow of $42.8 million. The Company has remaining authorization to repurchase 1,014,212 additional shares.

In 1995, the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. Great Southern is expected to replace Ohio Life as the primary carrier through an assumption and novation sometime during the third quarter. The ultimate timing of the assumption is dependent upon receipt of state approval from each state in which the life business is located. A minimum of 75% of the business will be assumed by Great Southern and Great Southern is required to ultimately assume 100% of the outstanding business. When the assumption occurs, a percentage of the unamortized ceding commission equal to the percentage of business assumed will be recognized in that period's income. The current unamortized balance of the ceding commission is $12.1 million.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) had an aggregate carrying value of $152.0 million and an aggregate amortized cost of $145.3 million at June 30, 1997. Unrated securities had an aggregate carrying value of $259.4 million and an aggregate amortized cost of $250.3 million. At year-end 1996 the aggregate carrying value of below investment grade securities was $184.6 million and the aggregate amortized cost was $180.0 million. At year-end 1996, the aggregate carrying value of unrated securities was $315.4 million and the aggregate amortized cost was $308.3 million. Utilizing ratings provided by other agencies such as the National Association of Insurance Commissioners, categorizes $22.2 million of $259.4 million in unrated securities as non-investment grade. This brings the aggregate market value of non-investment grade securities to $174.2 million at June 30, 1997, compared with $211.9 million at year-end 1996.

All of the Corporation's below investment grade securities (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 64 corporate borrowers in approximately 36 industries.

In 1996 the Insurance Services Office (ISO) elected to become a public corporation. As such, each member of ISO was allocated an equity stake in the new entity. Effective January 1, 1997, ISO became a for-profit corporation and Ohio Casualty received 138,899 shares valued at $25 per share for a total value of $3.5 million. The receipt of these shares was recorded as miscellaneous income and the value of the shares was added to our equity portfolio.

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

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 13 on page 34 of the Annual Report to Shareholders, we have an interest rate swap with Chase Manhattan Bank covering our term loan. This swap is not classified as an investment but rather as a hedge against a portion of the Corporation's variable rate note payable.

The SEC issued Financial Reporting Release 48 (Disclosures about Derivatives and Other Financial Instruments) which is effective for periods ending after June 15, 1997 for registrants with market capitalizations in excess of $2.5 billion and effective one year later for all other registrants. The Corporation has a market capitalization of less than $2.5 billion. FRR 48 does not impact the Corporation's financial statements but does require enhanced disclosures about market risk inherent in derivatives and other financial instruments (as defined by FRR 48). The additional information will be included in the footnotes to the Annual Report and quarterly filings with the SEC after June 15, 1998.

The Corporation has reserved $76.5 million (including interest) for a Proposition 103 liability asserted by the California Department of Insurance. The Corporation is currently involved in hearings with the State of California. The final arguments concluded in the first quarter of 1997 but were recently reopened for additional testimony on loss development. A ruling from the Administrative Law Judge is expected before the end of 1997. At that time, the Insurance Commissioner will have 60 days to take the ruling under advisement and return with a final ruling. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. It is uncertain when this will be resolved. For further discussion of the Corporation's California withdrawal, see footnote 14 in the Corporation's Annual Report to Shareholders.

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




                                                 OHIO CASUALTY CORPORATION
                                                 -------------------------
                                                        (Registrant)




August 14, 1997                                 /s/ Barry S. Porter
                                                --------------------------
                                                Barry S. Porter, CFO/Treasurer
                                                (on behalf of Registrant and as
                                                 Principal Accounting Officer)
                                     10