Form 10-Q
period 1997-09-30
OHIO CASUALTY CORP
filed 1997-11-13
CIK 73952

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended September 30, 1997

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

                                              Yes    X           No

   The aggregate market value as of November 1, 1997 of the voting stock held by non-affiliates of the registrant was $1,359,007,216.

   On November 1, 1997 there were 33,861,403 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

                 OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (In thousands)
                                (Unaudited)
                                                September 30,     December 31,
                                                    1997              1996
------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (Cost:   $2,126,507 and $2,225,517)         $2,225,528       $2,310,938
   Equity securities, at fair value
      (Cost:   $290,253 and $306,865)                834,439          721,152
   Short-term investments at cost                     51,419           41,546
                                                  -----------      -----------
         Total investments                         3,111,386        3,073,636
Cash                                                  60,225           20,078
Premiums and other receivables                       206,042          186,676
Deferred policy acquisition costs                    119,708          116,684
Property and equipment                                43,408           42,239
Reinsurance recoverable                              337,014          362,683
Other assets                                          89,795           87,985
------------------------------------------------------------------------------
         Total assets                             $3,967,578       $3,889,981
==============================================================================
Liabilities
Insurance reserves:
   Unearned premiums                              $  508,984       $  491,613
   Losses                                          1,188,302        1,224,873
   Loss adjustment expenses                          317,698          331,797
   Future policy benefits                            264,822          280,002
Note payable                                          45,000           50,000
California Proposition 103 reserve                    77,533           74,376
Deferred income taxes                                 81,147           27,993
Other liabilities                                    217,077          234,227
                                                  -----------      -----------
         Total liabilities                         2,700,563        2,714,881

Shareholders' equity

Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:   46,803,872                                5,850            5,850
Additional paid-in capital                             3,885            3,603
Unrealized gain on investments, net of applicable
   income taxes                                      418,465          332,042
Retained earnings                                  1,131,701        1,076,545
Treasury stock, at cost:
    (Shares:  12,859,534; 11,662,559)               (292,886)        (242,940)
                                                  -----------      -----------
     Total shareholders' equity                    1,267,015        1,175,100
------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $3,967,578       $3,889,981
==============================================================================
See Notes to Consolidated Financial Statements on Page 6

                  OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                                (In thousands)
                                 (Unaudited)
                                                           Three months
                                                        Ended September 30,
                                                        1997           1996
------------------------------------------------------------------------------
Premiums and finance charges earned                  $300,252        $301,054
Investment income less expenses                        45,365          46,105
Investment gains realized                              20,806          13,507
                                                     ---------       ---------
         Total income                                 366,423         360,666

Losses and benefits for policyholders                 200,085         199,695
Loss adjustment expenses                               30,097          22,968
General operating expenses                             25,184          26,014
California Proposition 103 reserve                      1,052           1,052
Amortization of deferred policy acquisition costs      76,399          76,717
                                                     ---------       ---------
         Total expenses                               332,817         326,446

Income before income taxes                             33,606          34,220

Income taxes
   Current                                              6,602           1,730
   Deferred                                             1,680           5,157
                                                     ---------       ---------
         Total income taxes                             8,282           6,887
------------------------------------------------------------------------------
Income from continuing operations                      25,324          27,333

Income from discontinued operations                       (85)          1,056
------------------------------------------------------------------------------
Net income                                           $ 25,239        $ 28,389
==============================================================================


Average shares outstanding                             34,025          35,178
==============================================================================

Income from continuing operations, per share         $   0.74        $   0.78

Income from discontinued operations, per share           0.00            0.03
                                                     ---------       ---------
Net income, per share                                $   0.74        $   0.81

Cash dividends, per share                            $   0.42        $   0.40
==============================================================================
See Notes to Consolidated Financial Statements on Page 6

                  OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                                (In thousands)
                                 (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                       1997            1996
------------------------------------------------------------------------------
Premiums and finance charges earned                $  910,519      $  915,912
Investment income less expenses                       134,236         134,395
Investment gains (losses) realized                     42,644          34,409
                                                   -----------     -----------
         Total income                               1,087,399       1,084,716

Losses and benefits for policyholders                 569,520         628,475
Loss adjustment expenses                               90,226          99,879
General operating expenses                             78,292          77,662
California Proposition 103 reserve                      3,157           3,157
Amortization of deferred policy acquisition costs     228,180         232,864
                                                   -----------     -----------
         Total expenses                               969,375       1,042,037

Income before income taxes                            118,024          42,679

Income taxes
   Current                                             25,693          (3,879)
   Deferred                                             2,788           3,738
                                                   -----------     -----------
         Total income taxes                            28,481            (141)
------------------------------------------------------------------------------

Income from continuing operations                      89,543          42,820

Income from discontinued operations                     2,516           3,950
------------------------------------------------------------------------------

Net income                                         $   92,059      $   46,770
==============================================================================


Average shares outstanding                             34,380          35,283
==============================================================================

Income from continuing operations, per share       $     2.61      $     1.22

Income from discontinued operations, per share           0.07            0.11
                                                   -----------     -----------
Net income, per share                              $     2.68      $     1.33

Cash dividends, per share                          $     1.26      $     1.20
==============================================================================
See Notes to Consoliated Financial Statements on Page 6

                                       OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                                                 STATEMENT OF CONSOLIDATED
                                                   SHAREHOLDERS' EQUITY
                                                      (In thousands)
                                                       (Unaudited)

                                         Additional    Unrealized                                   Total
                             Common       paid-in      gain (loss)     Retained     Treasury    shareholders'
                              stock       capital     on investment    earnings      stock         equity
Balance
January 1, 1996             $ 5,850      $ 3,422        $ 305,049    $ 1,030,468  $ (233,775)   $ 1,111,014

Unrealized gain                                           (12,944)                                  (12,944)
Deferred income tax on
  net unrealized gain                                       4,322                                     4,322
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (6,556 shares)                     97                          (1,099)         85           (917)
Repurchase of treasury
  stock  (264,600 shares)                                                             (9,168)        (9,168)
Net income                                                                46,770                     46,770
Cash dividends paid
  ($1.20 per share)                                                      (42,325)                   (42,325)
------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1996          $ 5,850      $ 3,519        $ 296,427    $ 1,033,814  $ (242,858)   $ 1,096,752
============================================================================================================

Balance
January 1, 1997             $ 5,850      $ 3,603        $ 332,042    $ 1,076,545  $ (242,940)   $ 1,175,100

Unrealized gain                                           143,546                                   143,546
Deferred income tax on
  net unrealized gain                                     (50,242)                                  (50,242)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (20,913 shares)                   282                            (478)        233             37
Repurchase of treasury
  stock  (1,217,888 shares)                                                          (50,179)       (50,179)
Net income                                                                92,059                     92,059
Cash dividends paid
  ($1.26 per share)                                                      (43,306)                   (43,306)
------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1997          $ 5,850      $ 3,885        $ 425,346    $ 1,124,820  $ (292,886)   $ 1,267,015
============================================================================================================
See Notes to Consolidated Financial Statements on Page 6

                   OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In thousands)
                                   (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                        1997           1996
Cash flows from:
   Operations
      Net income                                     $ 92,059        $ 46,770
      Adjustments to reconcile net income
      to cash from operations:
         Changes in:
            Insurance reserves                        (48,480)        (80,231)
            Income taxes                               (7,471)        (11,256)
            Premiums and other receivables            (19,366)         (3,684)
            Deferred policy acquisition costs          (3,024)            904
            Reinsurance recoverable                    25,668          57,889
            Other assets                              (19,510)          1,220
            Other liabilities                           4,592          (6,931)
         Depreciation and amortization                 16,216          10,358
         Investment gains and losses                  (43,507)        (35,085)
         California Proposition 103 reserve             3,157           3,157
                                                     ---------       ---------
            Net cash generated by operations              334         (16,889)
                                                     ---------       ---------

Investments
   Purchase of investments:
      Fixed income securities - available for sale   (265,441)       (458,268)
      Equity securities                               (21,812)        (59,830)
   Proceeds from sales:
      Fixed income securities - available for sale    261,926         387,241
      Equity securities                                86,225          71,314
   Proceeds from maturities and calls:
      Fixed income securities - available for sale     77,267         105,114
      Equity securities                                 9,660          15,904
                                                     ---------       ---------
         Net cash from investments                    147,825          61,475
                                                     ---------       ---------

Financing
   Note payable                                        (5,000)         (5,000)
   Proceeds from exercise of stock options                346             142
   Purchase of treasury stock                         (50,179)         (9,168)
   Dividends paid to shareholders                     (43,306)        (42,325)
                                                     ---------       ---------
         Net cash used in financing activity          (98,139)        (56,351)
                                                     ---------       ---------

Net change in cash and cash equivalents                50,020         (11,765)
                                                     ---------       ---------
Cash and cash equivalents, beginning of period         61,624          38,282
------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $111,644        $ 26,517
==============================================================================
Footnotes:  For complete disclosures see Notes to Consolidated Financial
            Statements on pages 28-34 of Annual Report.

Note 1 - During 1996, the Corporation entered into an interest rate swap. The effect of the swap agreement is to establish a hedge against future interest rate swings on its variable rate term loan. Net proceeds or payments from the swap are charged to interest expense in the current period.

Covered call options are written on stocks and bonds held in the investment portfolio. Changes in the values of the covered call options are recognized in shareholders' equity as unrealized appreciation or depreciation.

Note 2 - It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.

                                      6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the nine months ended September 30, 1997 were $55.4 million, $1.61 per share, compared with $121.6 million, $3.45 per share for the same period in 1996. Gross premiums for the first nine months of 1997 decreased .4% over the same period in 1996. Commercial lines decreased 1.7% and personal lines increased .7% for the first nine months of 1997. Property and casualty net premiums decreased 1.3% for the third quarter of 1997 over the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy of last year. Premium from active agents increased 5.1% year-to-date over 1996. New Jersey is our largest state with 18.2% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1997 is approximately $4.2 million compared with $4.4 million in 1996. On August 11 the governor of New Jersey, Christie Whitman, called for guaranteed rate reductions on personal auto insurance of up to 25%. Her proposals are currently pending in the New Jersey Legislature and it is uncertain what impact, if any, they will have on the Corporation. Through September of 1997, New Jersey private passenger auto premium totaled $83.7 million which is 9.1% of total premium and 23.9% of total private passenger auto premium for the Corporation.

As part of its reinsurance transactions, the Corporation participates in an experience rated First Casualty Excess of Loss Treaty. In accordance with FASB 113 (Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts), anticipated profits from this agreement are recorded as returned premium. Through September 30, 1997, due to unanticipated favorable development in our liability lines, the actuarial projections of the estimated profit from this agreement were updated to $10.3 million. Of this amount, $7.3 million was recognized as return premium in the second quarter with $3.0 million recognized as return premium in the first quarter.

The combined ratio for the first nine months decreased 7.1 points to 106.1% from 113.2% over the same period last year. The nine-month combined ratio for homeowners decreased 31.2 points to 117.1% from 148.3% in the same period last year. Personal automobile, the Corporation's largest line, recorded a 1997 nine-month combined ratio of 104.0%, down 9.0 points from 113.0% in 1996. During the first nine months of 1996, results for both homeowners and personal automobile were negatively impacted by a series of severe winter storms that occurred throughout the Midwest. Workers' compensation combined ratio for the first nine months of 1997 decreased 5.5 points to 92.7% from 98.2% during the same period last year.

The general liability combined ratio for the third quarter increased 27.3 points to 111.5% from 84.2% in 1996. The nine-month combined ratio increased
11.3 points to 104.1% from 92.8% in the same period of 1996. These increases are due primarily to increased severity in that line. At present the Corporation believes this to be an aberration rather than a trend. The nine-month combined ratio for CMP, fire and inland marine decreased 5.7 points to 108.8% from 114.5% in 1996 due primarily to reduced weather related losses.

Third quarter catastrophe losses were $9.0 million and accounted for 3.0 points on the combined ratio. This compares with $16.5 million and 5.5 points for the same period in 1996. Year to date catastrophe losses decreased $34.7 million from $53.5 million in 1996 to $18.8 million in 1997. While catastrophe losses for the period were considerably lower than in 1996, an increase in severity in general liability and workers' compensation led to the increased combined ratio for the quarter.

In 1996, the Corporation analyzed incurred but not reported reserves for general liability and commercial multiple peril to segregate between asbestos and environmental losses and all other losses. As a result of this analysis, $27.4 million in incurred but not reported reserves were segregated as asbestos and environmental related. This brought total asbestos and environmental reserves to their current level of $41.0 million.

For the quarter, property and casualty before tax investment income was $44.1 million, $1.30 per share, decreasing slightly from $44.9 million, $1.29 per share, for the same period last year. The effective tax rate on investment income for the third quarter of 1997 was 25.6% compared with 23.7% for the comparable period in 1996. Additional discussion of the Corporation's investment tax planning strategy is included in the 1996 Annual Report to Shareholders.

Net cash generated by operations was $.3 million for the first nine months of the year compared with net cash used of $16.9 million for the same period in 1996. Shareholder dividend payments were $43.3 million in the first nine months of 1997 compared with $42.3 million for the same period of 1996.

During the first nine months of 1997, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the period was 1,217,888, or 3.6% of outstanding shares, at an average price of $41.20 per share for a total cash outflow of $50.2 million. The Company has remaining authorization to repurchase 853,612 additional shares.

In 1995, the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. Great Southern is expected to replace Ohio Life as the primary carrier through an assumption and novation sometime during the fourth quarter. The ultimate timing of the assumption is dependent upon receipt of state approval from each state in which the life business is located. When the assumption occurs, the unamortized ceding commission will be recognized in that period's income. The current unamortized balance of the ceding commission is $10.1 million.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) had an aggregate carrying value of $141.3 million and an aggregate amortized cost of $135.0 million at September 30, 1997. Unrated securities had an aggregate carrying value of $247.2 million and an aggregate amortized cost of $230.1 million. At year-end 1996 the aggregate carrying value of below investment grade securities was $184.6 million and the aggregate amortized cost was $180.0 million. At year-end 1996, the aggregate carrying value of unrated securities was $315.4 million and the aggregate amortized cost was $308.3 million. Utilizing ratings provided by other agencies such as the National Association of Insurance Commissioners, categorizes $18.4 million of $247.2 million in unrated securities as non-investment grade. This brings the aggregate market value of non-investment grade securities to $159.7 million at September 30, 1997, compared with $211.9 million at year-end 1996.

All of the Corporation's below investment grade securities (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 61 corporate borrowers in approximately 31 industries.

In 1996 the Insurance Services Office (ISO) elected to become a public corporation. As such, each member of ISO was allocated an equity stake in the new entity. Effective January 1, 1997, ISO became a for-profit corporation and Ohio Casualty received 138,899 shares valued at $25 per share for a total value of $3.5 million. The receipt of these shares was recorded in the first quarter as miscellaneous income and the value of the shares was added to our equity portfolio.

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

On October 27, 1997, the Corporation signed a new credit facility with Chase Manhattan Bank (see Exhibit 10c ). The credit facility makes available a $300 million revolving line of credit, which will immediately be accessed to refinance the existing term loan balance with Chase Manhattan Bank. The interest rate on the line of credit is based upon various bases including the London InterBank Offered Rate. The credit agreement contains financial convenants and provisions customary for such arrangements. Those financial covenants include a required minimum level of statutory surplus and a maximum debt to equity ratio. The agreement expires October 27, 2002, with any outstanding balance due at that time.

The Corporation has reserved $77.5 million (including interest) for a Proposition 103 liability asserted by the California Department of Insurance. The Corporation is currently involved in hearings with the State of California. The final arguments concluded in the first quarter of 1997 but were recently reopened for additional testimony on loss development. A ruling from the Administrative Law Judge is expected before the end of 1997. At that time, the Insurance Commissioner will have 60 days to take the ruling under advisement and return with a final ruling. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. It is uncertain when this will be resolved. For further discussion of the Corporation's California withdrawal, see footnote 14 in the Corporation's Annual Report to Shareholders.

The SEC issued Financial Reporting Release 48 (Disclosures about Derivatives and Other Financial Instruments) which is effective for periods ending after June 15, 1997 for registrants with market capitalizations in excess of $2.5 billion and effective one year later for all other registrants. The Corporation has a market capitalization of less than $2.5 billion. FRR 48 does not impact the Corporation's financial statements but does require enhanced disclosures about market risk inherent in derivatives and other financial instruments (as defined by FRR 48). The additional information will be included in the footnotes to the Annual Report and annual filings with the SEC after June 15, 1998.

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

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 which clarifies disclosure requirements regarding a company's capital structure. The Corporation is currently assessing the disclosure required with SFAS 129 which becomes effective December 31, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard establishes a requirement for display of Comprehensive Income in a set of general-purpose financial statements for fiscal periods beginning after December 15, 1997.

In June 1997, the FASB also released Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The standard requires reporting certain information about operating segments for fiscal periods beginning after December 15, 1997. The Corporation is currently reviewing what changes, if any, this will require in the presentation of financial results.

PART II

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         Attached hereto as Exhibit No. 10c, under Reg. S-K, Item 601, is the Credit Agreement dated October 27, 1997 with The Chase Manhattan Bank, NA as Agent.

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.





                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                OHIO CASUALTY CORPORATION
                                                ---------------------------
                                                       (Registrant)




November 13, 1997                               /s/ Barry S. Porter
                                                ---------------------------
                                                Barry S. Porter, CFO/Treasurer
                                               (on behalf of Registrant and as
                                                Principal Accounting Officer)