Form 10-K
period 1997-12-31
OHIO CASUALTY CORP
filed 1998-03-27
CIK 73952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                           -----------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from  _________________  to  ____________________


Commission File Number 0-5544

                            OHIO CASUALTY CORPORATION
             (Exact name of registrant as specified in its charter)

              OHIO                                       31-0783294
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 136 NORTH THIRD STREET, HAMILTON, OHIO                    45025
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

                                                    Yes    X    No
                                                          ---       ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value as of March 1, 1998 of the voting stock held by non-affiliates of the registrant was $1,416,224,864.

      On March 1, 1998 there were 33,629,908 shares outstanding.



                                  Page 1 of 102
                        INDEX TO EXHIBITS ON PAGES 31-32

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the registrant's fiscal year ended December 31, 1997 is incorporated herein by reference for the following items:



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

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

Item 6.    Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data.



The Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1997 for the Annual Shareholders meeting to be held April 15, 1998 is incorporated herein by reference for the following items:



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

The Corporation has two industry segments: property and casualty insurance and insurance premium finance. The Corporation conducts its property and casualty insurance business through The Ohio Casualty Insurance Company ("Ohio Casualty"), an Ohio corporation organized in 1919, the Ohio Casualty's four operating property and casualty insurance subsidiaries: West American Insurance Company ("West American"), an Indiana corporation (originally incorporated under the laws of the State of California) acquired in 1945; Ohio Security Insurance Company ("Ohio Security"), an Ohio corporation acquired in 1962; American Fire and Casualty Company ("American Fire"), an Ohio corporation (originally incorporated under the laws of the State of Florida) acquired in 1969; and Avomark Insurance Company ("Avomark"), an Indiana corporation created in 1997. This group of companies presently underwrites most forms of property and casualty insurance. The Corporation conducts its premium finance business through Ocasco Budget, Inc. ("Ocasco"), an Ohio corporation (originally incorporated under the laws of the State of California) organized in 1960. Ocasco is a direct subsidiary of Ohio Casualty. On May 31, 1995 the states of domicile of West American and Ocasco changed to Indiana and Ohio, respectively, in connection with the withdrawal from property and casualty insurance operations in California as previously announced and as discussed elsewhere herein.

During 1995, the Corporation's third industry segment, life operations, was discontinued. We found it increasingly difficult to achieve our targeted 16% rate of return in this segment of our business. After extensive analysis, it was determined that a 16% return could not be achieved without substantial capital contributions and a dramatic overhaul of the life operations. Since this was a small segment of our overall business, it was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance arrangement with Employer's Reassurance Corporation. During the fourth quarter of 1997, Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, fourth quarter net income was positively impacted by a partial recognition of unamortized ceding commission. The after-tax impact was an increase to net income of $5.3 million. There remains approximately $2.2 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies. Net income from discontinued operations amounted to $8.7 million or $.25 per share in 1997 compared with $5.3 million or $.15 per share in 1996 and $4.4 million or $.12 per share in 1995.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and identifiable assets of each industry segment for the three years ended December 31, 1997 are set forth in Note 12, Industry Segment Information, in the Notes to the Consolidated Financial Statements on page 29 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 1.   CONTINUED


      PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by Ohio Casualty, West American, American Fire, Avomark, Ohio Security and Ohio Life as a group (collectively, the "Ohio Casualty Group") for the periods indicated.

                               Ohio Casualty Group
                              Net Premiums Written
                               By Line of Business
                                 (in thousands)

                                  1997             1996             1995              1994              1993
                              -----------      -----------      -----------       -----------       -----------
Auto liability                $   384,358      $   386,121      $   403,781       $   420,031       $   430,852
Auto physical damage              219,870          208,541          207,534           212,005           210,987
Homeowners
    multiple peril                168,168          166,457          160,444           160,089           156,797
Workers' compensation              97,176          115,398          140,558           145,641           165,577
Commercial
    multiple peril                141,931          132,808          131,553           135,595           136,559
Other liability                    96,610          101,688          108,483           112,906           107,983
All other lines                    98,708           97,059           96,842            98,714            95,562
                              -----------      -----------      -----------       -----------       -----------
Property and casualty
    premiums                  $ 1,206,821      $ 1,208,072      $ 1,249,195       $ 1,284,981       $ 1,304,317
                              ===========      ===========      ===========       ===========       ===========

Premium finance
    revenues                  $     1,511      $     1,981      $     2,314       $     2,528       $     2,887
                              ===========      ===========      ===========       ===========       ===========

Discontinued operations-
Statutory premiums:
    Individual life           $         0      $         0      $  (126,979)      $    22,238       $    38,409
    Annuity                             0                0         (195,870)           18,104            19,530
    Other                               6              215          (22,012)            8,606             6,716
                              -----------      -----------      -----------       -----------       -----------
       Total                            6              215         (344,861)           48,948            64,655
FAS 97 adjustments                      0                0           (1,533)          (26,173)          (44,748)
                              -----------      -----------      -----------       -----------       -----------
Discontinued operations
    revenues                  $         6      $       215      $  (346,394)      $    22,775       $    19,907
                              ===========      ===========      ===========       ===========       ===========


Property and casualty net premiums written decreased 0.1% in 1997. New Jersey net premiums written decreased 2.3%, primarily due to a decline in the workers' compensation, general liability and auto lines of business. Premiums written in Pennsylvania declined 12.0% during 1997. This decline has primarily been driven by competitive pricing conditions in commercial lines during 1997. The Corporation is currently developing strategies to help counteract this decline. Net premiums written increased in both Ohio and Kentucky during 1997. In Ohio, premiums grew 4.8% in 1997. The growth has occurred in the auto and CMP lines of business. In Kentucky, premiums grew 14.6% in 1997. This growth is seen in our auto, homeowners and CMP lines of business.

ITEM 1.   CONTINUED


(c)   NARRATIVE DESCRIPTION OF BUSINESS

The Ohio Casualty Group is represented on a commission basis by approximately 4,442 independent insurance agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Ohio Casualty Group. The 34 claim and 13 underwriting and service offices operated by the Ohio Casualty Group assist these independent agents in producing and servicing the Group's business.

The following table shows consolidated direct premiums written for the Ohio Casualty Group's ten largest states:

                               Ohio Casualty Group
                               Ten Largest States
                             Direct Premiums Written
                           From Continuing Operations
                                 (in thousands)

                            Percent                                 Percent                                Percent
                   1997     of Total                       1996    of Total                       1995     of Total
                   ----     --------                       ----    --------                       ----     --------
New Jersey        $220,588     18.0     New Jersey       $218,553      18.0     New Jersey       $220,373     17.6
Ohio               132,325     10.8     Ohio              125,675      10.3     Pennsylvania      128,603     10.3
Kentucky           101,341      8.3     Pennsylvania      114,998       9.5     Ohio              126,622     10.1
Pennsylvania       101,074      8.2     Kentucky           87,002       7.2     Kentucky           80,498      6.4
Illinois            63,347      5.2     Illinois           60,311       5.0     Illinois           64,352      5.1
Indiana             54,415      4.4     Maryland           52,204       4.3     Maryland           56,741      4.5
Maryland            46,660      3.8     Indiana            50,560       4.2     Indiana            49,353      3.9
Texas               42,005      3.4     Texas              37,678       3.1     Texas              43,036      3.4
North Carolina      37,383      3.0     Florida            36,995       3.0     Florida            42,061      3.4
Florida             34,570      2.8     North Carolina     34,108       2.8     North Carolina     33,955      2.7
                 ---------    -----                     ---------    ------                     ---------   ------
                  $833,708     67.9                      $818,084      67.4                      $845,594     67.4
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

ITEM 1.   CONTINUED

The following table sets forth the carrying values and other data of the consolidated invested assets of the Ohio Casualty Group as of the end of the years indicated:

                               Ohio Casualty Group
                         Distribution of Invested Assets
                                  (in millions)

                                 1997
                                Average                         % of                       % of                     % of
                                Rating           1997           Total        1996         Total         1995        Total
                                -------        --------         -----       --------      -----      --------      -----

U.S. government                  AAA         $     69.8           2.2     $     82.5        2.7     $   116.5        3.8
Tax exempt bonds
    and notes                    AA+              875.7          27.8          794.5       25.8         898.5       29.1
Debt securities
    issued by foreign
    governments                  A+                 3.5           0.1            3.3        0.1           3.4        0.1
Corporate securities             BBB+             929.9          29.5          983.7       32.0         986.4       32.0
Mortgage backed
    securities
       U.S. government           AAA               17.6           0.6          176.9        5.8         170.2        5.5
       Other                     AA+              329.5          10.4          270.0        8.8         232.9        7.6
                                               --------         -----       --------      -----      --------      -----
Total bonds                      A+             2,226.0          70.6        2,310.9       75.2       2,407.9       78.1

Common stocks                                     853.9          27.1          713.4       23.2         627.4       20.3
Preferred stocks                                    5.6           0.2            7.8        0.2          33.7        1.1
                                               --------         -----       --------      -----      --------      -----
Total stocks                                      859.5          27.3          721.2       23.4         661.1       21.4

Short-term                                         65.9           2.1           41.5        1.4          14.4        0.5
                                               --------         -----       --------      -----      --------      -----
Total investments                              $3,151.4         100.0       $3,073.6      100.0      $3,083.4      100.0
                                               ========         =====       ========      =====      ========      =====

Total market value
    of investments                             $3,151.4                     $3,073.6                 $3,083.4
                                               ========                     ========                 ========

Total amortized cost
    of investments                             $2,453.8                     $2,573.9                 $2,617.5
                                               ========                     ========                 ========


The consolidated fixed income portfolio (identified as "Total Bonds" in the foregoing table) of the Ohio Casualty Group had a weighted average rating of "A+" and an average stated maturity of twelve years as of December 31, 1997.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

                                                           1997                 1996                 1995
                                                           ----                 ----                 ----
Below investment grade securities:
      Carrying value                                       $141.4               $184.6               $203.9
      Amortized cost                                        135.6                180.0                203.7

Unrated securities:
      Carrying value                                       $242.8               $315.4               $286.3
      Amortized cost                                        228.6                308.3                271.2

ITEM 1.   CONTINUED

Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

                                                           1997                 1996                 1995
                                                           ----                 ----                 ----
Below investment grade securities at
      carrying value                                       $141.4               $184.6               $203.9

Other rating agencies categorizing
      unrated securities as below
      investment grade                                        8.1                 27.3                 28.9
                                                        ---------             --------             --------

Below investment grade securities at
      carrying value                                       $149.5               $211.9               $232.8

All of the Corporation's below investment grade investments (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 51 corporate borrowers in approximately 36 industries. At December 31, 1997, the market value of the Corporation's five largest investments in below investment grade securities totaled $44.4 million, and had an approximate amortized cost of $41.2 million. None of these holdings individually exceeded $15.9 million.

At December 31, 1997, the fixed income portfolio relating to property and casualty operations totaled $2.2 billion which consisted of 89.1% investment grade securities and 10.9% below investment grade and/or unrated securities. At December 31, 1997, the fixed income portfolio relating to discontinued operations totaled $18.2 million, all of which are classified as investment grade securities.

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

Yield (based on cost of investments) for the taxable fixed income portfolio was 8.6% and 8.4% at December 31, 1997 and 1996, respectively. Below investment grade securities were yielding 9.3% and 9.2% at December 31, 1997 and 1996, respectively, while investment grade securities were yielding 8.5% in 1997 and 8.2% in 1996. Yield for tax exempt securities was 6.2% at December 31, 1997 and 1996, however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies.

The Corporation remains committed to a diversified common stock portfolio. As of December 31, 1997, the portfolio consisted of 74 separate issues, diversified across 53 different industries; and the largest single position was 10.2% of the portfolio. The portfolio strategy with respect to common stocks has been to invest in companies whose stocks have below average valuations, yet above average growth prospects.

ITEM 1.   CONTINUED

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in
Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 23 and 24 of the 1997 Annual Report to Shareholders.

Purchases of taxable fixed income securities in 1997 were as follows: $90.7 million of investment grade securities, $43.1 million of high yield securities and $30.0 million of unrated securities. Purchases of tax-exempt and equity securities in 1997 totaled $187.6 million and $66.4 million, respectively.

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 1997 were as follows: $200.9 million of investment grade securities, $79.5 million of high yield securities and $68.8 million of unrated securities. Dispositions of tax-exempt and equity securities in 1997 totaled $96.2 million and $154.7 million, respectively.

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 14 on page 30 of the Annual Report to Shareholders, we have an interest rate swap with Chase Manhattan Bank covering one-half the outstanding balance of the revolving line of credit. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan.

Consolidated net realized investment gains (before taxes) in 1997 totaled $50.7 million, $1.48 per share. Included in this amount are approximately $7.0 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

      SHARE REPURCHASES

During 1990 the Board of Directors of Ohio Casualty Corporation authorized the additional purchase of as many as 3,000,000 (as adjusted for 1994 stock split) shares of its common stock through open market or privately negotiated transactions. During 1997, 1,544,688 shares were repurchased for $64.9 million. This compares with 264,600 shares repurchased in 1996 for $9.2 million and 613,900 shares repurchased in 1995 for $20.9 million. In November 1997, the Board of Directors authorized an additional 1.5 million shares to be repurchased. This brings the remaining repurchase authorization to 2,026,812 shares as of December 31, 1997.

      LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and

ITEM 1.   CONTINUED

general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1996, 1995 and 1994 were reduced in the subsequent year as shown below:
           Accident Year Loss and Loss Adjustment Expense Liabilities
                           Subsequent Year Adjustment
                                  (in millions)

                                        1996            1995             1994
                                        ----            ----             ----

          Property                      $  2              $27            $ 11
          Auto                            12               14              30
          Workers' compensation
               and other liability         6               37              35
                                       -----            -----           -----
          Total reduction                $20              $78             $76
                                       =====            =====           =====


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

The following table presents an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in
Note 9, Losses and Loss Reserves, in the Notes to Consolidated Financial Statements on pages 28 and 29 of the 1997 Annual Report to Shareholders.

ITEM 1.   CONTINUED

      Reconciliation of Liabilities for Losses and Loss Adjustment Expense
                                 (in thousands)

                                                        1997                  1996                  1995
                                                        ----                  ----                  ----

Net liabilities, beginning of year                    $1,486,622            $1,557,065            $1,606,487
Provision for current accident year
     claims                                              922,065             1,009,086             1,008,321
Increase (decrease)in provisions for
     prior accident year claims                          (53,615)              (76,920)             (104,998)
                                                      ----------            ----------            ----------
                                                         868,450               932,166               903,323
Payments for claims occurring during:
     Current accident year                               484,402               515,025               444,558
     Prior accident years                                484,866               487,584               508,187
                                                      ----------            ----------            ----------
                                                         933,268             1,002,609               952,745

Net liabilities, end of year                           1,421,804             1,486,622             1,557,065
Reinsurance recoverable                                   62,003                70,048                74,119
                                                      ----------            ----------            ----------
Gross liabilities, end of year                        $1,483,807            $1,556,670            $1,631,184
                                                      ==========            ==========            ==========

Property and Casualty Insurance Operations
Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31            1987          1988         1989          1990         1991         1992          1993
----------------------            ----          ----         ----          ----         ----         ----          ----
Liability as originally
  estimated:                    $ 1,171,392  $ 1,252,404   $ 1,370,054  $ 1,483,985  $ 1,566,139   $ 1,673,205  $ 1,692,895

Cumulative payments as of:
  One year later                    438,195      440,173       489,562      506,246      526,973       561,133      533,634
  Two years later                   667,894      695,364       745,766      783,948      822,634       869,620      833,399
  Three years later                 828,325      845,472       902,081      955,666    1,007,189     1,060,433    1,017,893
  Four years later                  922,744      937,034     1,000,299    1,063,507    1,123,591     1,176,831    1,147,266
  Five years later                  977,575      996,353     1,061,173    1,131,012    1,201,317     1,264,900
  Six years later                 1,015,889    1,033,508     1,100,683    1,182,110    1,266,605
  Seven years later               1,041,563    1,055,972     1,134,145    1,235,315
  Eight years later               1,057,509    1,078,561     1,177,259
  Nine years later                1,076,321    1,112,120
  Ten years later                 1,105,530

Liability reestimated as of:
  One year later                  1,131,539    1,179,052     1,285,233    1,403,172    1,515,129     1,601,406    1,539,178
  Two years later                 1,139,684    1,175,861     1,299,428    1,407,197    1,500,890     1,555,452    1,510,943
  Three years later               1,139,584    1,193,127     1,296,215    1,388,381    1,467,256     1,524,054    1,515,114
  Four years later                1,156,930    1,195,712     1,281,246    1,368,530    1,449,789     1,559,492    1,525,493
  Five years later                1,160,997    1,186,680     1,268,193    1,366,676    1,498,881     1,561,763
  Six years later                 1,159,372    1,178,126     1,270,734    1,423,277    1,499,009
  Seven years later               1,154,169    1,184,233     1,327,228    1,420,105
  Eight years later               1,162,837    1,233,809     1,325,938
  Nine years later                1,208,920    1,230,778
  Ten years later                 1,204,196

Decrease (increase) in
  original estimates:             $ (32,804)    $ 21,626      $ 44,116     $ 63,880     $ 67,130     $ 111,442    $ 167,402

Year Ended December 31            1994          1995         1996          1997
----------------------            ----          ----         ----          ----
Liability as originally
  estimated:                    $ 1,605,526  $ 1,553,131   $ 1,482,900  $ 1,421,704

Cumulative payments as of:
  One year later                    510,219      486,168       483,574
  Two years later                   803,273      772,670
  Three years later                 997,027
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Liability reestimated as of:
  One year later                  1,500,528    1,474,795     1,427,992
  Two years later                 1,501,530    1,441,081
  Three years later               1,486,455
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:             $ 119,071    $ 112,050      $ 54,908



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

                                                     1995         1996          1997
                                                     ----         ----          ----
Gross liability - end of year                     $ 1,624,197   $ 1,547,595  $ 1,481,657
Reinsurance recoverable                                71,066        64,695       59,952
Net liability - end of year                         1,553,131     1,482,900    1,421,704
Gross re-estimated liability - latest               1,532,567     1,481,399
Re-estimated recoverable - latest                      57,772        53,407
Net re-estimated liability - latest                 1,474,795     1,427,992
Gross cumulative deficiency                            91,630        66,196

ITEM 1.   CONTINUED

      COMPETITION

More than 2,400 property and casualty insurance companies compete in the United States and no one company or company group has a market share greater than approximately 13%. The Ohio Casualty Group ranked as the forty-fifth largest property and casualty insurance groups in the United States based on net insurance premiums written in 1996, the latest year for which statistics are available. The Ohio Casualty Group competes with other companies on the basis of service, price and coverage.

      STATE INSURANCE REGULATION

GENERAL. The Corporation and the Ohio Casualty Group are subject to regulation under the insurance statutes, including the holding company statutes, of various states. Ohio Casualty, American Fire and Ohio Security are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Ohio Casualty Group is authorized to transact the business of insurance in the District of Columbia and all states except Maine. The Ohio Casualty Group is subject to examination of their affairs by the insurance departments of the jurisdictions in which they are licensed.

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

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California billed the Corporation $59.9 million for Proposition 103 assessment. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permits reduction of the rollback due to commissions and premium taxes paid. The billing was revised again in August of 1995 to $42.1 million plus interest.

The Corporation is currently involved in hearings with the State of California. In mid 1997, the Administrative Law Judge presiding over the hearing requested a submission from the state showing revised rollback calculations. The California Department of Insurance filed two revised rollback calculations in December 1997. These alternatives, based on concession of certain issues, provide a range of rollback liabilities between $35.9 million plus interest and $39.9 million plus interest.

In January 1998, the Judge indicated her intent to rule under the Department's regulations, without consideration of the Corporation's constitutional challenge that the Corporation's liability should be below $30.0 million plus interest. The Commissioner may accept or reject the Judge's ultimate decision in whole or in part and her determination will be subject to de novo review by the State Superior Court. After consultation with outside counsel, the Corporation has determined that $35.9 million plus interest is the more reasonable of the two Department

ITEM 1.   CONTINUED

calculations should the Department of Insurance prevail. As a result, the Corporation's reserve for this alleged liability is $66.9 million. An administrative hearing process is ongoing concerning the potential rollback liability. It is uncertain when this matter will ultimately be resolved. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. To date, the Corporation has paid $4.0 million in legal costs related to the withdrawal, Proposition 103 and Fair Plan assessments.

The State of New Jersey has historically been a profitable state for the Corporation. In recent years, however, the legislative environment in that state has become more difficult. Due to legislative rules and regulations designed to make insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. In order to meet our state imposed assessment obligations under the Fair Automobile Insurance Reform Act and the Unsatisfied Claim and Judgment fund, the Corporation has incurred expenses of $3.3 million in 1997, $3.6 million in 1996 and $3.7 million in 1995. These assessments have negatively affected our combined ratios by .3 points in each of the three years.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS. The National Association of Insurance Commissioners (the "NAIC") annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. None of the property and casualty companies of the Ohio Casualty Group had more than three NAIC financial ratios that were outside the usual range in the last five calendar years.

Beginning in 1994, the NAIC required inclusion of a risk-based capital calculation in the Annual Statements. The risk-based capital model is used to establish standards which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies have at least twice the necessary capital to conform with the risk-based capital model.

The States of Ohio and Indiana have adopted the NAIC model law limiting dividend payments by insurance companies. This law allows dividends to equal the greater of 10% of policyholders' surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. For 1997, $170.1 million of policyholders' surplus is not subject to restrictions or prior dividend approval.

      EMPLOYEES

At December 31, 1997, the Ohio Casualty Group had approximately 3,280 employees of which approximately 1,250 were located in Hamilton, Ohio.

      YEAR 2000

The year 2000 is a point of concern within the industry as regards the extent of liability for coverages under various property, general liability and directors and officers liability policies. The Corporation believes that no coverage exists under current liability contracts except as regards certain possible products exposures. However, this exposure is minimal as our

ITEM 1.   CONTINUED

commercial lines business has historically excluded any heavy manufacturing risks which might produce computer or computer dependent products. Furthermore, in analyzing our property forms, the Corporation has found that there is no coverage under our current contracts.

The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain year 2000 occurrences. The liability exclusion has been accepted in 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form sighting specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. It is our intention to include the ISO clarification language in all of our applicable general liability and property policies written in mid-1998 and thereafter.

Directors and officers could be held liable if a company in their control failed to take necessary actions to fix any year 2000 problems and that failure results in a material financial loss to the company. The Corporation has written directors' and officers' liability policies since 1995, with approximately $.9 million in premiums written in 1997. The Corporation is managing its D&O year 2000 exposure through a combination of underwriting guidelines which address year 2000 issues in the application process and reinsurance policies which provide coverage for any loss in excess of $.3 million.

For a discussion of the Corporation's preparedness for year 2000 issues, please see page 18 of the 1997 Annual Report to Shareholders.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130 "Reporting Comprehensive Income". This statement requires display of comprehensive income in a set of general-purpose financial statements. Comprehensive income is defined as changes in equity of a business enterprise during a period from transactions and other events from non-owner sources. The major component for the Corporation will be unrealized gains and losses from changes in market values for investments. The Corporation will display comprehensive income in quarterly and annual reports for fiscal periods beginning after December 15, 1997. If the Corporation reported comprehensive income for 1997 it would have been $261.2 million.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires selected information to be reported on the Corporation's operating segments. Operating segments are determined by the way management structures the segments in making operating decisions and assessing performance. The Corporation is currently reviewing what changes, if any, this will require on the presentation of the financial statements for fiscal periods beginning after December 15, 1997.

In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. This statement is effective for fiscal years beginning after December 15, 1998. The Corporation does not believe that this statement will materially affect the Corporation's financial statements or disclosures.

ITEM 1.   CONTINUED

During 1997, the SEC issued Financial Reporting Release 48 " Disclosures about Derivatives and Other Financial Instruments" which is effective for periods ending after June 15, 1997 for registrants with market capitalizations in excess of $2.5 billion and effective one year later for all other registrants. The Corporation has a market capitalization of less than $2.5 billion. FRR 48 does not impact the Corporation's financial statements but does require enhanced disclosures about market risk inherent in derivatives and other financial instruments. The additional information will be included in annual filings with the SEC after June 15, 1998.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers who are not separately reported in the Corporation's Proxy Statement:

                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------

  Barry S. Porter                  61      Chief Financial Officer and Treasurer of The Ohio Casualty
                                           Corporation, The Ohio Casualty Insurance Company, American Fire and
                                           Casualty Company, Ocasco Budget, Inc., The Ohio Life Insurance
                                           Company, The Ohio Security Insurance Company and West American
                                           Insurance Company since August 1993.  Treasurer of Avomark since
                                           September 1997.

ITEM 4.   CONTINUED

                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------

  Michael L. Evans                 54      Vice President of The Ohio Casualty Corporation and Executive Vice
                                           President of The Ohio Casualty Insurance Company, American Fire and
                                           Casualty Company, Ocasco Budget, Inc., The Ohio Life Insurance
                                           Company, The Ohio Security Insurance Company and West American
                                           Insurance Company since April 1995; prior thereto, Vice President of
                                           The Ohio Casualty Insurance Company, American Fire and Casualty
                                           Company, Ocasco Budget, Inc., The Ohio Life Insurance Company and West
                                           American Insurance Company.

  John S. Busby                    52      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since May 1991.

  Donald J. Dehne                  47      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996 and Avomark since September 1997; prior thereto, Assistant Secretary of The Ohio
                                           Casualty Insurance Company, American Fire and Casualty Company, Ocasco
                                           Budget, Inc., Ohio Security Insurance Company and West American
                                           Insurance Company.

  Steven J. Adams                  43      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Commercial Lines Customer Strategist; prior thereto, Imaging
                                           Technology Expert.

  Thomas P. Prentice               45      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996 and Avomark since September 1997; prior thereto, Assistant Secretary of The Ohio
                                           Casualty Insurance Company, American Fire and Casualty Company, Ocasco
                                           Budget, Inc., Ohio Security Insurance Company and West American
                                           Insurance Company; prior thereto, Personal Lines Customer Specialist;
                                           prior thereto, Claims Manager.

ITEM 4.   CONTINUED

                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------

  Coy Leonard, Jr.                 53      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Vice President of The Ohio Casualty Insurance
                                           Company, American Fire and Casualty Company, Ocasco Budget, Inc., Ohio
                                           Security Insurance Company and West American Insurance Company; prior thereto, Manager of Strategic Planning and Technology.

  Frederick W. Wendt               57      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since January 1991.

  Elizabeth M. Riczko              31      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Corporate Actuarial Manager.

  William E. Minor                 43      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since September 1996; prior thereto,
                                           Account Director for Sire/Young and Rubicam.

  Susan D. Dillon                  42      Assistant Vice President of The Ohio Casualty Insurance Company,
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


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

See inside front cover and pages 1 and 12 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

ITEM 6.      SELECTED FINANCIAL DATA

See pages 10 and 11 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 12 through 18 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

             SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations portion of the 1997 Annual Report, which portion has been incorporated herein by reference in response to Item 7 hereof, that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings and general economic and market conditions.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
(See Index to Financial Statements attached hereto.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See pages 4 through 6 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1997 and Executive Officers of the Registrant separately captioned under Part I of this annual report.

ITEM 11.     EXECUTIVE COMPENSATION

See pages 7 through 14 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1997.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 1 through 4 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1997.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See page 6 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1997.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

(b) Form 8-K announcing completion of initial assumption closing with Great Southern Life Insurance Company in relation to Ohio Life filed on November 25, 1997

(c)          Exhibits. (See index to exhibits attached hereto.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OHIO CASUALTY CORPORATION
                                                   (Registrant)

March 27, 1998                         By:   /s/ Lauren N. Patch
                                             -------------------
                                             Lauren N. Patch, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 27, 1998           /s/ Joseph L. Marcum
                         -------------------------------------------------------
                         Joseph L. Marcum, Chairman of the Board

March 27, 1998           /s/ William L. Woodall
                         -------------------------------------------------------
                         William L. Woodall, Vice Chairman of the Board

March 27, 1998           /s/ Lauren N. Patch
                         -------------------------------------------------------
                         Lauren N. Patch, President and Chief Executive Officer

March 27, 1998           /s/ Arthur J. Bennert
                         -------------------------------------------------------
                         Arthur J. Bennert, Director

March 27, 1998           /s/ Jack E. Brown
                         -------------------------------------------------------
                         Jack E. Brown, Director

March 27, 1998           /s/ Catherine E. Dolan
                         -------------------------------------------------------
                         Catherine E. Dolan, Director

March 27, 1998           /s/ Wayne R. Embry
                         -------------------------------------------------------
                         Wayne R. Embry, Director

March 27, 1998           /s/ Vaden Fitton
                         -------------------------------------------------------
                         Vaden Fitton, Director

March 27, 1998           /s/ Jeffery D. Lowe
                         -------------------------------------------------------
                         Jeffery D. Lowe, Director

March 27, 1998           /s/ Stephen S. Marcum
                         -------------------------------------------------------
                         Stephen S. Marcum, Director

March 27, 1998           /s/ Stanley N. Pontius
                         -------------------------------------------------------
                         Stanley N. Pontius, Director

March 27, 1998           /s/ Howard L. Sloneker III
                         -------------------------------------------------------
                         Howard L. Sloneker III, Director

March 27, 1998           /s/ Barry S. Porter
                         -------------------------------------------------------
                         Barry S. Porter, Chief Financial Officer and Treasurer

March 27, 1998           /s/ Michael L. Evans
                         -------------------------------------------------------
                         Michael L. Evans, Vice President

                               FORM 10-K, ITEM 14
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                            OHIO CASUALTY CORPORATION

The following statements are incorporated by reference to the Annual Report to Shareholders for registrant's fiscal year ended December 31, 1997:

                                                                                                     Page Number
                                                                                                   in Annual Report
                                                                                                   ----------------
     Consolidated Balance Sheet at December 31, 1997, 1996, 1995                                          19

     Statement of Consolidated Income for the years ended
     December 31, 1997, 1996 and 1995                                                                     20

     Statement of Consolidated Shareholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                                                               21

     Statement of Consolidated Cash Flow for the years ended
     December 31, 1997, 1996 and 1995                                                                     22

     Notes to Consolidated Financial Statements                                                        23-31

     Report of Independent Accountants                                                                    32


                                                                                                     Page Number
                                                                                                    in this Report
                                                                                                    --------------
     The following financial statement schedules are included herein:

     Schedule I     -   Consolidated Summary of Investments Other Than
                        Investments in Related Parties at December 31, 1997                               23

     Schedule II    -   Condensed Financial Information of Registrant for
                        the years ended December 31, 1997, 1996 and 1995                                  24

     Schedule III   -   Consolidated Supplementary Insurance Information
                        for the years ended December 31, 1997, 1996 and 1995                           25-27

     Schedule IV    -   Consolidated Reinsurance for the years ended
                        December 31, 1997, 1996 and 1995                                                  28

     Schedule V     -   Valuation and Qualifying Accounts for the years
                        ended December 31, 1997, 1996 and 1995                                            29

     Schedule VI    -   Consolidated Supplemental Information Concerning
                        Property and Casualty Insurance Operations for the
                        years ended December 31, 1997, 1996 and 1995                                      30

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Ohio Casualty Corporation


Our report on the consolidated financial statements of Ohio Casualty Corporation has been incorporated by reference in this Form 10-K from page 32 of the 1997 Annual Report of Ohio Casualty Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules on pages 23 through 32 of this Form 10-K.

In our opinion, the financial statement schedules referred to above when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        Coopers & Lybrand L.L.P.


Cincinnati, Ohio
January 30, 1998

                                                                      Schedule I
                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                 (In thousands)

December 31, 1997
                                                                          Amount shown
Type of investment                           Cost           Value       in balance sheet
------------------                           ----           -----       ----------------

Fixed maturities
    Bonds:
       United States govt. and
         govt. agencies with auth         $   66,244      $   69,844      $   69,844
       States, municipalities and
         political subdivisions              835,355         875,741         875,741
    Debt securities issued by
       foreign governments                     3,000           3,458           3,458
    Corporate securities                     872,904         929,924         929,924
    Mortgage-backed securities:
       U.S. government guaranteed             16,876          17,553          17,553
       Other                                 317,912         329,510         329,510
                                          ----------      ----------      ----------
             Total fixed maturities        2,112,291       2,226,030       2,226,030

Equity securities:
    Common stocks:
       Banks, trust and insurance
         companies                            56,116         276,626         276,626
       Industrial, miscellaneous and
         all other                           214,777         577,225         577,225

    Preferred stocks:
       Non-redeemable                            244             244             244
       Convertible                             4,500           5,380           5,380
                                          ----------      ----------      ----------
             Total equity securities         275,637         859,475         859,475

Short-term investments                        65,849          65,849          65,849
                                          ----------      ----------      ----------

             Total investments            $2,453,777      $3,151,354      $3,151,354
                                          ==========      ==========      ==========

                                                                     Schedule II
                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                 (In thousands)

                                                1997              1996              1995
                                                ----              ----              ----
Condensed Balance Sheet:
     Investment in wholly-owned
        subsidiaries, at equity             $ 1,258,432       $ 1,167,237       $ 1,156,718

     Investment in bonds/stocks                  85,742            57,233            20,165

     Cash and other assets                       13,000             5,706             2,468
                                            -----------       -----------       -----------

            Total assets                      1,357,174         1,230,176         1,179,351

     Bank note payable                           40,000            50,000            60,000
     Other liabilities                            2,345             5,076             8,337
                                            -----------       -----------       -----------

            Total liabilities                    42,345            55,076            68,337

     Shareholders' equity                   $ 1,314,829       $ 1,175,100       $ 1,111,014
                                            ===========       ===========       ===========

Condensed Statement of Income:
     Dividends from subsidiaries            $   169,988       $   100,000       $    80,018

     Equity in subsidiaries                     (30,867)            3,957            21,431

     Operating (expenses)                           (74)           (1,500)           (1,714)
                                            -----------       -----------       -----------
            Net income                      $   139,047       $   102,457       $    99,735
                                            ===========       ===========       ===========

Condensed Statement of Cash Flows:
     Cash flows from operations
        Net distributed income              $   169,914       $    98,500       $    78,304

     Other                                         (805)            4,879             4,358
                                            -----------       -----------       -----------

            Net cash from operations            169,109           103,379            82,662

     Investing
        Purchase of bonds/stocks                (57,031)          (34,458)           (4,555)
        Sales of bonds/stocks                    28,147             7,190             7,723
                                            -----------       -----------       -----------
            Net cash from investing             (28,884)          (27,268)            3,168

     Financing
        Note payable                            (10,000)          (10,000)          (10,000)

        Exercise of stock options                   371               135               578

        Purchase of treasury stock              (64,858)           (9,168)          (21,193)

        Dividends paid to shareholders          (57,456)          (56,380)          (54,335)
                                            -----------       -----------       -----------
            Net cash from financing            (131,943)          (75,413)          (84,950)

     Net change in cash                           8,282               698               880

     Cash, beginning of year                      3,375             2,677             1,797
                                            -----------       -----------       -----------
     Cash, end of year                      $    11,657       $     3,375       $     2,677
                                            ===========       ===========       ===========


For complete disclosures see Notes to Consolidated Financial Statements on pages 23-31 of the 1997 Annual Report to Shareholders.

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1997

                                   Deferred   Future policy                                       Benefits,    Amortization
                                    policy       benefits                                Net      losses and    of deferred
                                 acquisition    losses and    Unearned    Premium     investment     loss       acquisition
                                    costs     loss expenses   premiums    revenue      income      expenses        costs
                                 -----------  ------------- ----------  -----------  ------------ ------------  ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                     $ 38,082   $   588,834   $ 186,886   $   599,112               $ 483,171      $ 121,730
    Workers' compensation             5,290       367,802      40,705       103,484                  65,762         21,313
    Gen. liability, A&H              14,036       254,159      43,030        98,971                  55,331         33,731
    Homeowners                       26,582        64,681      94,752       166,474                 125,136         44,666
    CMP, fire and allied lines,
      inland marine                  33,537       193,885     103,751       200,330                 131,499         64,520
    Fidelity, surety, burglary       10,721        12,296      25,759        35,045                   3,743         17,534
Miscellaneous Income                                                          3,925
Investment                                                                              172,372
                                  ---------   -----------   ---------   -----------   ---------   ---------      ---------

Total property and
    casualty insurance              128,248     1,481,657     494,883     1,207,341     172,372     864,642        303,494

Life ins.(discontinued operations)   (2,185)       36,298                    23,865       3,954         268         15,049

Premium finance                                                   193         1,632          65

Corporation                                                                               5,264
                                  ---------   -----------   ---------   -----------   ---------   ---------      ---------

    Total                         $ 126,063   $ 1,517,955   $ 495,076   $ 1,232,838   $ 181,655   $ 864,910      $ 318,543
                                  =========   ===========   =========   ===========   =========   =========      =========

                                       General
                                       operating     Premiums
                                       expenses      written
                                      -----------  -----------

Segment
-------
Property and
    casualty insurance:
Underwriting                           $ 24,933     $ 604,228
    Automobile                            9,979        97,176
    Workers' compensation                11,597        96,698
    Gen. liability, A&H                  15,897       168,168
    Homeowners
    CMP, fire and allied lines,          21,220       206,133
      inland marine                       5,220        34,418
    Fidelity, surety, burglary
Miscellaneous Income
Investment                             --------   -----------


Total property and                       88,846     1,206,821
    casualty insurance
                                            819             6
Life ins.(discontinued operations)
                                          1,655         1,511
Premium finance
                                          5,329
Corporation                            --------   -----------

                                       $ 96,649   $ 1,208,338
    Total                              ========   ===========



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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1996

                                   Deferred     Future policy                                                Benefits,
                                    policy        benefits                                      Net         losses and
                                  acquisition     losses and     Unearned        Premium     investment        loss
                                    costs       loss expenses    premiums        revenue       income        expenses
                                 -------------  -------------- ------------   ------------  ------------   ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                     $ 36,325       $ 596,131     $ 181,834       $ 598,339                    $ 495,278
    Workers' compensation             7,990         387,951        47,012         124,157                       80,975
    Gen. liability, A&H              13,833         265,399        45,337         104,428                       43,799
    Homeowners                       26,553          70,969        92,950         165,630                      167,302
    CMP, fire and allied lines,
      inland marine                  32,634         213,270        97,943         195,437                      141,331
    Fidelity, surety, burglary       10,835          13,867        26,312          34,135                        1,904
Miscellaneous Income                                                                2,410
Investment                                                                                      179,407
                                  ---------     -----------     ---------     -----------     ---------      ---------

Total property and
    casualty insurance              128,170       1,547,587       491,388       1,224,536       179,407        930,589

Life ins.(discontinued operations)  (11,486)        289,086                         4,582         4,812            693

Premium finance                                                       225           2,115           293

Corporation                                                                                       3,608
                                  ---------     -----------     ---------     -----------     ---------      ---------

    Total                         $ 116,684     $ 1,836,673     $ 491,613     $ 1,231,233     $ 188,120      $ 931,282
                                  =========     ===========     =========     ===========     =========      =========

                                        Amortization
                                         of deferred      General
                                         acquisition     operating       Premiums
                                            costs        expenses         written
                                        -------------   ------------   -------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                             $ 120,874      $ 34,268       $ 594,661
    Workers' compensation                     26,221        10,124         115,398
    Gen. liability, A&H                       34,829        14,081         101,793
    Homeowners                                46,149        12,641         166,457
    CMP, fire and allied lines,
      inland marine                           62,688        20,364         195,290
    Fidelity, surety, burglary                18,095         5,794          34,473
Miscellaneous Income
Investment
                                           ---------     ---------     -----------

Total property and
    casualty insurance                       308,856        97,272       1,208,072

Life ins.(discontinued operations)             2,004          (193)            215

Premium finance                                              1,969           1,981

Corporation                                                  5,907
                                           ---------     ---------     -----------

    Total                                  $ 310,860     $ 104,955     $ 1,210,268
                                           =========     =========     ===========



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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1995

                                 Deferred      Future policy                                                Benefits,
                                  policy         benefits                                       Net        losses and
                                acquisition     losses and      Unearned       Premium      investment        loss
                                   costs       loss expenses    premiums       revenue        income        expenses
                                ------------   -------------  -------------  -------------  ------------   ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                     $ 36,990       $ 608,689      $ 185,735      $ 620,866     $              $ 490,036
    Workers' compensation            10,767         403,440         55,861        142,004                       93,272
    Gen. liability, A&H              14,736         335,428         48,042        110,487                       67,201
    Homeowners                       27,209          74,599         92,099        161,116                      123,140
    CMP, fire and allied lines,
      inland marine                  32,270         225,004         98,098        195,014                      123,179
    Fidelity, surety, burglary       11,358          17,037         25,936         33,719                        5,554
Miscellaneous Income                                                                2,497
Investment                                                                                      184,585
                                  ---------     -----------      ---------      ---------     ---------      ---------

Total property and
    casualty insurance              133,330       1,664,197        505,771      1,265,703       184,585        902,382

Life ins. (discontinued operations) (13,535)        367,061              7       (345,080)        4,143       (350,121)

Premium finance                                                        257          2,370           522

Corporation                                                                           196         3,000
                                  ---------     -----------      ---------      ---------     ---------      ---------

    Total                         $ 119,795     $ 2,031,258      $ 506,035      $ 923,189     $ 192,250      $ 552,261
                                  =========     ===========      =========      =========     =========      =========


                                         Amortization
                                         of deferred     General
                                         acquisition    operating      Premiums
                                            costs       expenses        written
                                         ------------  ------------  --------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Automobile                             $ 129,058      $ 23,246       $ 611,315
    Workers' compensation                     30,196        10,806         140,558
    Gen. liability, A&H                       37,785        12,236         108,283
    Homeowners                                46,523        12,747         160,444
    CMP, fire and allied lines,
      inland marine                           65,875        18,237         193,477
    Fidelity, surety, burglary                17,618         4,904          35,118
Miscellaneous Income
Investment
                                           ---------      --------       ---------

Total property and
    casualty insurance                       327,055        82,176       1,249,195

Life ins. (discontinued operations)            4,097         1,471        (346,394)

Premium finance                                              1,819           2,314

Corporation                                                  5,975
                                           ---------      --------       ---------

    Total                                  $ 331,152      $ 91,441       $ 905,115
                                           =========      ========       =========




1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.

2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

                                                                     Schedule IV
                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                 (In thousands)
                          December, 1997, 1996 and 1995

                                                                                                               Percent of
                                                                                                                 amount
                                                                 Ceded to         Assumed                       assumed
                                                    Gross          other        from other         Net           to net
                                                   amount        companies       companies       amount          amount
                                                 ------------   ------------    ------------   ------------   -------------
Year Ended December 31, 1997
     Life insurance in force                   $         547  $         547   $           0  $           0               0.0%

     Premiums
     Property and casualty insurance           $   1,225,813  $      31,298   $      12,306  $   1,206,821               1.0%
     Life insurance (Discontinued operations)         18,359         18,359               0              0               0.0%
     Accident and health insurance                     1,392          1,575             189              6            3150.0%
                                                 ------------   ------------    ------------   ------------

     Total premiums                                1,245,564         51,232          12,495      1,206,827               1.0%

     Premium finance charges                                                                         1,511
     Life insurance - FAS 97 adjustment                                                                  0
                                                                                               ------------
     Total premiums and finance charges written                                                  1,208,338
     Change in unearned premiums and finance charges                                                (3,283)
                                                                                               ------------

     Total premiums and finance charges earned                                                   1,205,055
     Miscellaneous income                                                                            3,925
     Discontinued operations - life insurance                                                           (6)
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,208,974
                                                                                               ============

Year Ended December 31, 1996
     Life insurance in force                   $   4,623,435  $   4,623,435   $           0  $           0               0.0%
                                                 ============   ============    ============   ============

     Premiums
     Property and casualty insurance           $   1,211,695  $      29,039   $      25,416  $   1,208,072               2.1%
     Life insurance (Discontinued operations)         29,822         29,822               0              0               0.0%
     Accident and health insurance                     2,204          3,502           1,513            215             703.7%
                                                 ------------   ------------    ------------   ------------

     Total premiums                                1,243,721         62,363          26,929      1,208,287               2.2%

     Premium finance charges                                                                         1,981
                                                                                               ------------
     Total premiums and finance charges written                                                  1,210,268
     Change in unearned premiums and finance charges                                                14,182
                                                                                               ------------

     Total premiums and finance charges earned                                                   1,224,450
     Miscellaneous income                                                                            2,416
     Discontinued operations - life insurance                                                         (215)
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,226,651
                                                                                               ============

Year Ended December 31, 1995
     Life insurance in force                   $   5,207,297  $   5,298,297   $      91,000  $           0               0.0%
                                                 ============   ============    ============   ============

     Premiums
     Property and casualty insurance           $   1,251,079  $      41,252   $      39,692  $   1,249,519               3.2%
     Life insurance (Discontinued operations)         38,456        384,974             136       (346,382)              0.0%
     Accident and health insurance                     1,456          1,780           1,521          1,197             127.1%
                                                 ------------   ------------    ------------   ------------

     Total premiums                                1,290,991        428,006          41,349        904,334               4.6%

     Premium finance charges                                                                         2,314
     Life insurance - FAS 97 adjustment                                                             (1,533)
                                                                                               ------------
     Total premiums and finance charges written                                                    905,115
     Change in unearned premiums and finance charges                                                14,263
                                                                                               ------------

     Total premiums and finance charges earned                                                     919,378
     Miscellaneous income                                                                            3,810
     Discontinued operations - life insurance                                                      345,081
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,268,269
                                                                                               ============

                                                                      Schedule V
                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                            Balance at                                                       Balance at
                                             beginning             Charged to                                  end of
                                             of period              expenses             Deductions            period

Year ended December 31, 1997
       Reserve for bad debt                    3,700                    500                  0                 4,200


Year ended December 31, 1996
       Reserve for bad debt                    3,500                    200                  0                 3,700


Year ended December 31, 1995
       Reserve for bad debt                    4,500                 (1,000)                 0                 3,500

                                                                     Schedule VI
                   Ohio Casualty Corporation and Subsidiaries
          Consolidated Supplemental Information Concerning Property and
                         Casualty Insurance Operations
                                 (In thousands)



                                                                                                      Claims and claim
                                        Reserves for                                                 adjustment expenses
                            Deferred    unpaid claims                                                incurred related to
                             policy     and claim   Discount                               Net     ------------------------
    Affiliation with        acquisition adjustment     of       Unearned     Earned     investment   Current      Prior
       registrant             costs      expenses   reserves    premiums    premiums     income       year        years
                            ----------  ----------- ---------- ----------- -----------  ---------- ------------ -----------

Property and casualty
  subsidiaries


Year ended December 31,
   1997                     $ 128,248   $ 1,481,657 $        0  $ 494,883  $1,207,341   $ 172,372    $ 921,818   $ (53,615)
                            ==========  =========== ========== =========== ===========  ========== ============ ===========


Year ended December 31,
   1996                     $ 128,170   $ 1,547,587 $        0  $ 491,388  $1,224,536   $ 179,407   $1,008,395   $ (76,920)
                            ==========  =========== ========== =========== ===========  ========== ============ ===========


Year ended December 31,
   1995                     $ 133,330   $ 1,664,197 $        0  $ 505,771  $1,265,703   $ 184,585   $1,007,380  $ (104,998)
                            ==========  =========== ========== =========== ===========  ========== ============ ===========


                           Amortization   Paid
                           of deferred   claims
                             policy     and claim
    Affiliation with       acquisition  adjustment    Premiums
       registrant             costs      expenses     written
                           ------------ -----------  -----------

Property and casualty
  subsidiaries


Year ended December 31,
   1997                      $ 303,494   $ 929,399   $ 1,206,821
                           ============ ===========  ===========


Year ended December 31,
   1996                      $ 308,856  $1,001,706   $ 1,208,072
                           ============ ===========  ===========


Year ended December 31,
   1995                      $ 327,055   $ 954,777   $ 1,249,195
                           ============ ===========  ===========

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

                                                                                                Page
                                                                                               Number
                                                                                               ------
Exhibit 13        Annual Report to Shareholders for the Registrant's fiscal year
                  ended December 31, 1997                                                       33-68

Exhibit 21        Subsidiaries of Registrant                                                       69

Exhibit 22        Proxy Statement of the Board of Directors for the fiscal year
                  ended December 31, 1997                                                       70-86

Exhibit 23        Consent of Independent Accountants to incorporation of their
                  opinion by reference in Registration Statement on Form S-3                       87

Exhibit 27        Financial Data Schedule                                                          88

Exhibit 28        Information from Reports Furnished to State Insurance
                  Regulation Authorities                                                       89-102

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

Exhibit 10a Ohio Casualty Corporation 1993 Stock Incentive Program filed with Form 10-Q as Exhibit 10d on May 31, 1993

Exhibit 10a1      Ohio Casualty Corporation amended 1993 Stock Incentive
                  Program filed with Form 10-Q dated May 14, 1997

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                          INDEX TO EXHIBITS, CONTINUED


Exhibit 10b Coinsurance Life, Annuity and Disability Income Reinsurance Agreement between Employer's Reassurance Corporation and The Ohio Life Insurance Company dated as of October 2, 1995

Exhibit 10c Credit Agreement dated October 27, 1997 with Chase Manhattan Bank, N.A. as agent, filed with Form 10-Q on November 13, 1997

Exhibit 99.1 Press release dated November 25, 1997, announcing the settlement with Great Southern Life Insurance Company