Form 10-K/A
period 1997-12-31
OHIO CASUALTY CORP
filed 1998-04-16
CIK 73952

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                  FORM 10-K/A

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997
                               -----------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                   to
                                      -------------        -------------

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

   On March 1, 1998 there were 33,629,908 shares outstanding.

THE PURPOSE OF THIS AMENDMENT IS TO MODIFY THE INDEX TO EXHIBITS AND INCLUDE THE REPORT OF INDEPENDENT ACCOUNTANTS AS FOUND ON PAGE 32 OF THE 1997 ANNUAL REPORT TO SHAREHOLDERS AND REFERENCED IN THE CORPORATION'S FORM 10-K EDGAR FILING ON MARCH 27, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                OHIO CASUALTY CORPORATION
                                                       (Registrant)

April 16, 1998                             By:  /s/ Lauren N. Patch
                                                ------------------------------
                                                Lauren N. Patch, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 16, 1998     /s/ Lauren N. Patch
                   -----------------------------------------------------------
                   Lauren N. Patch, President and Chief Executive Officer

April 16, 1998     /s/ Howard L. Sloneker III
                   -----------------------------------------------------------
                   Howard L. Sloneker III, Director

April 16, 1998     /s/ Barry S. Porter
                   -----------------------------------------------------------
                   Barry S. Porter, Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Ohio Casualty Corporation


   We have audited the accompanying consolidated balance sheet of Ohio Casualty Corporation and subsidiaries as of December 31, 1997, 1996 and
1995, and the related statements of consolidated income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                   /s/Coopers & Lybrand L.L.P.
                                                   ---------------------------
                                                   Coopers & Lybrand L.L.P.



Cincinnati, Ohio
January 30, 1998, except as to the information presented in Note 16, for which the date is February 19, 1998.

                                   Form 10-K
                           Ohio Casualty Corporation
                                Index to Exhibits
                                                                        Page
                                                                       Number
Exhibit 13  Annual Report to Shareholders for the Registrant's
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

Exhibit 4 Amended and Restated Rights Agreement filed with Form 8-K on February 19, 1998, between Ohio Casualty Corporation and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A form of Rights Certificate

Exhibit 10 Credit Agreement dated as of October 25, 1994 between Ohio Casualty Corporation and Chase Manhattan Bank,
              N.A., as agent, filed with Form 10-Q on November 1,
              1994

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