Form 10-Q
period 1998-03-31
OHIO CASUALTY CORP
filed 1998-05-14
CIK 73952

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended March 31, 1998

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

                        Yes      X                No

    The aggregate market value as of May 1, 1998 of the voting stock held by non-affiliates of the registrant was $1,488,060,224.

    On May 1, 1998 there were 33,600,463 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                       March 31,   December 31,
                                                         1998         1997
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
      (cost:   $2,086,769 and $2,112,291)            $ 2,193,124   $ 2,226,030
   Equity securities, at fair value
      (cost:   $274,009 and $275,637)                    975,146       859,475
   Short-term investments, at cost                        55,888        65,849
                                                     ------------  ------------
         Total investments                             3,224,158     3,151,354
Cash                                                      72,561        54,206
Premiums and other receivables                           205,438       193,615
Deferred policy acquisition costs                        129,711       126,063
Property and equipment                                    52,373        50,699
Reinsurance recoverable                                  118,123       108,962
Other assets                                             102,276        93,883
                                                     ------------  ------------
         Total assets                                $ 3,904,640   $ 3,778,782
                                                     ============  ============
Liabilities
Insurance reserves:
   Unearned premiums                                  $  499,772   $   495,076
   Losses                                              1,177,094     1,176,614
   Loss adjustment expenses                              302,418       307,193
   Future policy benefits                                 34,148        34,148
Note payable                                              40,000        40,000
California Proposition 103 reserve                        67,804        66,908
Deferred income taxes                                    137,059        95,389
Other liabilities                                        244,750       248,625
                                                      -----------  ------------
         Total liabilities                             2,503,045     2,463,953

Shareholders' equity
Common stock, $.125  par value
   Authorized:   150,000,000 shares
   Issued:   46,803,872                                    5,850         5,850
Additional paid-in capital                                 4,118         3,923
Accumulated other comprehensive income:
Unrealized gain on investments, net of applicable
      income taxes                                       525,686       454,241
Retained earnings                                      1,174,705     1,158,308
Treasury stock, at cost:
   (Shares:  13,203,964; 13,182,240)                    (308,764)     (307,493)
                                                      -----------  ------------
      Total shareholders' equity                       1,401,595     1,314,829
                                                      -----------  ------------
      Total liabilities and shareholders' equity      $3,904,640    $3,778,782
                                                      ===========  ============

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                             1998       1997

Premiums and finance charges earned                       $ 309,627   $ 302,479
Investment income less expenses                              44,633      43,717
Investment gains realized                                     4,082      13,340
                                                          ----------  ----------
         Total income                                       358,342     359,536

Losses and benefits for policyholders                       188,117     186,181
Loss adjustment expenses                                     26,380      30,255
General operating expenses                                   28,352      25,272
California Proposition 103 reserve                              897       1,052
Amortization of deferred policy acquisition costs            73,731      75,701
                                                          ----------  ----------
         Total expenses                                     317,477     318,461

Income before income taxes                                   40,865      41,075

Income taxes
   Current                                                    7,457      11,668
   Deferred                                                   2,494      (1,850)
                                                          ----------  -----------
         Total income taxes                                   9,951       9,818

Income from continuing operations                            30,914      31,257

Income from discontinued operations                             280       1,458
                                                          ----------  ----------
Net income                                                 $ 31,194    $ 32,715
                                                          ==========  ==========
Other comprehensive income, net of tax:
   Net change in unrealized gains (losses), net of income
     tax expense/(benefit) of $38,470 and $(19,539),
     respectively                                            71,445     (36,543)

Comprehensive income                                       $102,639    $ (3,828)
                                                          ==========  ===========
Average shares outstanding - basic                           33,621      34,904

Average shares outstanding - diluted                         33,663      34,920
                                                          ==========  ===========
Earnings per share (basic and diluted):
Income from continuing operations, per share               $   0.92    $   0.90
Income from discontinued operations, per share                 0.01        0.04
                                                          ----------  ----------
Net income, per share                                      $   0.93    $   0.94

Cash dividends, per share                                  $   0.44    $   0.42
                                                          ==========  ==========

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                     Accumulated
                                        Additional     other                                       Total
                               Common    paid-in    comprehensive   Retained        Treasury     shareholders'
                               Stock     capital       income       earnings         stock         equity
Balance
January 1, 1997               $ 5,850    $ 3,603     $ 332,042     $ 1,076,545    $ (242,940)   $ 1,175,100

Unrealized gain (loss)                                 (56,083)                                     (56,083)
Deferred income tax benefit on
  net unrealized gain (loss)                            19,539                                       19,539
Net issuance of treasury
stock under stock option
  plan and by charitable
  donation (19,418 shares)                   231                          172            261            664
Repurchase of treasury
  stock  (816,500 shares)                                                            (32,834)       (32,834)
Net income                                                             32,715                        32,715
Cash dividends paid
  ($.42 per share)                                                    (14,709)                      (14,709)
------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1997                $ 5,850    $ 3,834     $ 295,498     $ 1,094,723    $ (275,513)   $ 1,124,392
============================================================================================================
Balance
January 1, 1998               $ 5,850    $ 3,923     $ 454,241     $ 1,158,308    $ (307,493)   $ 1,314,829

Unrealized gain (loss)                                 109,915                                      109,915
Deferred income tax benefit on
  net unrealized gain (loss)                           (38,470)                                     (38,470)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (8,276 shares)                    195                                         193            388
Repurchase of treasury
  stock  (30,000 shares)                                                              (1,464)        (1,464)
Net income                                                              31,194                       31,194
Cash dividends paid
  ($.44 per share)                                                     (14,797)                     (14,797)
------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1998                $ 5,850    $ 4,118     $ 525,686     $ 1,174,705    $ (308,764)   $ 1,401,595
============================================================================================================


Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                             Three Months
                                                            Ended March 31,
                                                         1998          1997
Cash flows from:
   Operations
      Net income                                      $ 31,194       $ 32,715
      Adjustments to reconcile net income to cash
      from operations:
         Changes in:
            Insurance reserves                             401        (20,405)
            Income taxes                                 3,133         (5,071)
            Premiums and other receivables             (11,822)       (12,810)
            Deferred policy acquisition costs           (3,648)           577
            Reinsurance recoverable                     (9,160)          (806)
            Other assets                                13,674          2,416
            Other liabilities                           (3,899)       (15,305)
         Depreciation and amortization                   3,463          6,610
         Investment gains and losses                    (4,042)       (14,063)
         California Proposition 103                        896          1,052
                                                      ---------      ---------
            Net cash generated (used) by operations     20,190        (25,090)

Investments
   Purchase of investments:
      Fixed income securities - available for sale     (45,155)       (74,831)
      Equity securities                                 (2,986)        (8,116)
   Proceeds from sales:
      Fixed income securities - available for sale      10,426         90,906
      Equity securities                                  6,678         41,065
   Proceeds from maturities and calls:
      Fixed income securities - available for sale      39,640         11,863
      Equity securities                                      0              4
   Property and equipment
      Purchases                                         (4,081)        (3,831)
      Sales                                                164            224
                                                       --------      ---------
         Net cash from investments                       4,686         57,284

Financing
   Proceeds from exercise of stock options                   1            213
   Purchase of treasury stock                           (1,686)       (32,834)
   Dividends paid to shareholders                      (14,797)       (14,709)
                                                       --------      ---------
         Net cash used in financing activity           (16,482)       (47,330)

Net change in cash and cash equivalents                  8,394        (15,136)
Cash and cash equivalents, beginning of period         120,055         61,624
                                                     ---------      ----------
Cash and cash equivalents, end of period             $ 128,449      $  46,488
                                                     =========      ==========

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

                    OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

During 1997, the Corporation adopted Statement of Financial Accounting Standard 128 "Earnings Per Share." Basic earnings per share is computed using weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been issued if all dilutive outstanding stock options would have been exercised. All prior periods were recalculated under the new definition of basic and diluted earnings per share. Basic and diluted earnings per share are summarized as follows:

                                             1998                 1997

Income from continuing operations          $30,914              $31,257

Average common shares
outstanding - basic                         33,621               34,904

Basic income from continuing
operations per average share               $   .92              $   .90
                                           =======              =======
Average common shares outstanding           33,621               34,904

Effect of dilutive securities                   42                   16
                                           -------              -------
Average common shares
outstanding - diluted                       33,663               34,920

Diluted income from continuing
operations - per average share            $    .92             $    .90
                                          ========             ========

The Corporation adopted Statement of Financial Accounting Standard No. 130 - Reporting Comprehensive Income during the first quarter of 1998.
Comprehensive income is defined as changes in equity of a business enterprise during a period from transactions and other events from non-owner sources. The Corporation has displayed comprehensive income on its Statement of Consolidated Income on page 3 of this Form 10-Q.

The Corporation also adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and allows for certain costs associated with developing/obtaining software for internal use to be capitalized. Pursuant to this, the Corporation capitalized $1.1 million during the first quarter of 1998. Prior to this Statement of Position, this amount would have been expensed as incurred.

NOTE II - FIRST QUARTER EVENTS

During the first quarter of 1998, the Corporation was in violation of one of its loan covenants for its revolving line of credit. The covenant states that no more than 30% of the Corporation's investment portfolio at market value may be invested in equity securities. At March 31, 1998 the actual percentage of equity securities to consolidated investments was 30.2% at market value. This violation occurred solely because of appreciation in the Corporation's equity portfolio. The Corporation has not allocated any new funds to the equity portfolio in the last three years. The syndicate of banks under the credit agreement have all signed waivers of default for this occurrence.

NOTE III - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report.
                                       6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the quarter ended March 31, 1998 were $6.0 million, $.18 per share, compared with $14.4 million, $.41 per share for the same period in 1997. Gross premiums for the first three months of 1998 increased 1.4% for all lines of business. Commercial lines decreased 6.6% and personal lines increased 7.9% from the same period last year. Property and casualty net premiums increased 1.3% for the first quarter of 1998 from the same period a year ago.

Premium writings continue to demonstrate the impact of our agency repositioning strategy. Premium from active agents increased 4.2% over the same period last year. New Jersey is our largest state with 16.2% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). The assessment for 1998 is approximately $3.2 million compared with $4.2 million in 1997. Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto liability policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The bill is currently under review by the Assembly. The anticipated impact on the Corporation is a tradeoff of lower premium rates for personal auto policies but also lower losses on these policies. As of March 31, 1998 the Corporation had net premiums written of $12.6 million in personal auto liability or 25% of total premiums that the Corporation writes in New Jersey. The maximum impact of this reform bill on the Corporation would have been a decrease of $1.9 million for the quarter in premium if all policyholders made this election on their policies.

The combined ratio for the first three months decreased 2.2 points to 103.4% from 105.6% from the same period last year. This reduction was due to fewer catastrophe losses during the first quarter of 1998. The three-month combined ratio for homeowners decreased 13.6 points to 105.9% from 119.5% in the same period last year. This decrease is due to the reduction in catastrophe losses in 1998 as well as fewer large claims occurring in 1998 compared with the same period of 1997. Personal automobile, the Corporation's largest line, recorded a 1998 three-month combined ratio of 101.4%, down 7.4 points from 108.8% in 1997. Workers' compensation combined ratio for the first three months of 1998 increased 49.2 points to 131.1% from 81.9% during the same period last year. The deterioration in workers' compensation results were due to reserve increases that resulted from additional development of certain pre-existing claims.

The general liability combined ratio decreased 7.8 points to 91.0% from 98.8% during the first quarter 1998. This reduction is largely due to favorable loss development during the first quarter of 1998. The combined ratio for CMP, fire and inland marine increased to 103.4% from 101.3% during March 1998.

The first quarter catastrophe losses were $3.0 million and accounted for 1.0 point on the combined ratio. This compares with $5.3 million and 1.8 points for the same period in 1997.

For the quarter, property and casualty before tax investment income was $43.2 million, $1.29 per share, increasing slightly from $42.4 million, $1.21 per share, for the same period last year. The effective tax rate on investment income for the first quarter of 1998 was 24.4% compared with 24.3% for the comparable period in 1997.

Net cash generated by operations was $20.2 million for the first three months of the year compared with net cash used of $25.1 million for the same period in 1997. Shareholder dividend payments were $14.8 million in the first three months of 1998 compared with $14.7 million for the same period of 1997.

In 1995 the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. During the fourth quarter of 1997, Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result, 76% of the unamortized ceding commission was recognized during 1997. There remains approximately $2.1 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies. Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:


                                               March 31,         December 31,
                                                 1998               1997
Below investment grade securities:
        Carrying value                          $164.2             $141.4
        Amortized cost                           158.2              135.6

Unrated securities:
        Carrying value                          $272.0             $242.8
        Amortized cost                           255.5              228.6

Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

                                               March 31,          December 31,
                                                 1998                1997
Below investment grade securities at
       carrying value                           $164.2              $141.4

Other rating agencies categorizing unrated
       securities as below investment grade        8.0                 8.1
                                                ------              ------
Below investment grade securities at
       carrying value                           $172.2              $149.5

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 57 corporate borrowers in approximately 32 industries.

In 1996 the Insurance Services Office (ISO) elected to become a public corporation. As such, each member of ISO was allocated an equity stake in the new entity. Effective January 1, 1997, ISO became a for-profit corporation and Ohio Casualty received 138,889 shares valued at $25 per share for a total value of $3.5 million. The receipt of these shares was recorded as miscellaneous income at March 31, 1997 and the value of the shares was added to our equity portfolio.

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 14 on page 30 of the Annual Report to Shareholders, we have an interest rate swap with Chase Manhattan Bank covering one-half the outstanding balance of the revolving line of credit. This swap is not classified as an investment but rather as a hedge against a portion of the Corporation's variable rate loan.

For further discussion of the Corporation's investments, see Item 1 of the Corporation's Form 10-K for the year ended December 31, 1997.

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

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. The Corporation is currently involved in hearings
                                     8
with the State of California. In mid 1997, the Administrative Law Judge presiding over the hearing requested a submission from the state showing revised rollback calculations. The California Department of Insurance filed two revised rollback calculations in December 1997. These alternatives, based on concession of certain issues, provide a range of rollback liabilities between $35.9 million plus interest and $39.9 million plus interest.

In January 1998, the Judge indicated her intent to rule under the Department's regulations, without consideration of the Corporation's constitutional challenge, that the Corporation's liability should be $24.4 million plus interest. The Commissioner may accept or reject the Judge's ultimate decision in whole or in part and her determination will be subject to de novo review by the State Superior Court. After consultation with outside counsel, the Corporation has determined that $35.9 million plus interest is the more reasonable of the two Department calculations should the Department of Insurance prevail. As a result, the Corporation's reserve for this alleged liability is $67.8 million. An administrative hearing process is ongoing concerning the potential rollback liability. It is uncertain when this matter will ultimately be resolved. The Corporation will continue to challenge the validity of any rollback and plans to continue negotiations with Department officials. For further discussion of the Corporation's California withdrawal, see footnote 15 in the Corporation's Annual Report to Shareholders.

During the first quarter, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the quarter was 30,000, at an average price of $48.81 per share. The Company has remaining authorization to repurchase 1,996,812 additional shares.

The Corporation continues to work on converting our computer systems to be year 2000 compliant. Currently over 70% of our systems have been modified for year 2000. A compliance testing phase was added during 1997 to our year 2000 criteria. This involves individual system compliance testing and integrated system compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. With this addition to our criteria we are over 50% completed with the entire year 2000 compliance process. To date, the Corporation has spent approximately $.9 million and expects to spend an additional $1.2 million to complete our efforts.

The Corporation continues to contact vendors who provide products and/or services requesting verification that they either are or will be year 2000 compliant. Over 50% have responded and second requests and follow-ups are being sent during 1998 to verify compliance for those that have not responded or indicated they would be compliant at a future date. For a discussion of the Corporation's extent of liability for coverage of year 2000 issues under property, general liability and directors and officers liability policies, see pages 13 and 14 of the Corporations 1997 Form 10K.

During the first quarter of 1998, the Corporation was in violation of one of its loan covenants for its revolving line of credit. The covenant states that no more than 30% of the Corporation's investment portfolio at market value may be invested in equity securities. At March 31, 1998 the actual percentage of equity securities to consolidated investments was 30.2% at market value. This violation occurred solely because of appreciation in the Corporation's equity portfolio. The Corporation has not allocated any new funds to the equity portfolio in the last three years. The syndicate of banks under the credit agreement have all signed waivers of default for this occurrence.

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings and general economic and market conditions.
                                     9

PART II

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -

         At the annual meeting on April 15, 1998, shareholders voted on board of director seats for three year terms. Those elected were:
           Wayne Embry:       For  29,692,812;  against  93,820,
                              abstentions    50,540
           Stephen Marcum:    For  29,287,581;  against  65,917;
                              abstentions   483,674
           Stanley Pontius:   For  29,717,084;  against  69,548;
                              abstentions    50,540
           Bill Woodall:      For  29,720,386;  against  68,081;
                              abstentions    48,705

         Those directors whose term of office continued after the meeting were: Arthur J. Bennert, Catherine A. Dolan, Jack E. Brown, Jeffery
         D. Lowe, Vaden Fitton, Lauren N. Patch, Joseph L. Marcum and Howard
         L. Sloneker III.

         In addition, shareholders voted to ratify Coopers and Lybrand L.L.P. as independent accountants. Those votes were as follows:
           For  29,649,681;  against  60,749;  abstentions  126,742

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K -
         The Corporation filed a Form 8K on February 19, 1998 to file an amended and restated Rights Agreement.


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


                                            OHIO CASUALTY CORPORATION
                                            -------------------------
                                                  (Registrant)



May 14, 1998                                 /s/ Barry S. Porter
                                             -------------------------
                                             Barry S. Porter, CFO/Treasurer
                                            (on behalf of Registrant and as
                                             Principal Accounting Officer)