Form 10-Q
period 1998-06-30
OHIO CASUALTY CORP
filed 1998-08-12
CIK 73952

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 1998

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

                                                  Yes   X          No

   The aggregate market value as of August 3, 1998 of the voting stock held by non-affiliates of the registrant was $1,248,357,909.

   On August 3, 1998 there were 32,797,683 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                   June 30,    December 31,
                                                     1998          1997
---------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (cost:   $2,087,923 and $2,112,291)         $2,195,854    $2,226,030
   Equity securities, at fair value
      (cost:   $258,723 and $275,637)                943,842       859,475
   Short-term investments at cost                     62,273        65,849
                                                  -----------   -----------
         Total investments                         3,201,969     3,151,354
Cash                                                  47,806        54,206
Premiums and other receivables                       227,041       193,615
Deferred policy acquisition costs                    135,483       126,063
Property and equipment                                54,206        50,699
Reinsurance recoverable                              114,048       108,962
Other assets                                         105,194        93,883
---------------------------------------------------------------------------
         Total assets                             $3,885,747    $3,778,782
===========================================================================

Liabilities
Insurance reserves:
   Unearned premiums                              $  517,056    $  495,076
   Losses                                          1,179,113     1,176,614
   Loss adjustment expenses                          297,098       307,193
   Future policy benefits                             31,011        34,148
Note payable                                          35,000        40,000
California Proposition 103 reserve                    68,700        66,908
Deferred income taxes                                130,395        95,389
Other liabilities                                    277,405       248,625
                                                  -----------   -----------
         Total liabilities                         2,535,778     2,463,953

Shareholders' equity
Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:   46,803,872                                5,850         5,850
Additional paid-in capital                             4,185         3,923
Unrealized gain on investments, net of applicable
   income taxes                                      516,299       454,241
Retained earnings                                  1,170,254     1,158,308
Treasury stock, at cost:
   (Shares:  14,006,189; 13,182,240)                (346,619)     (307,493)
                                                  -----------   -----------
     Total shareholders' equity                    1,349,969     1,314,829
---------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $3,885,747    $3,778,782
===========================================================================

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                          Three Months
                                                          Ended June 30,
                                                       1998            1997
-----------------------------------------------------------------------------
Premiums and finance charges earned                  $311,663        $307,788
Investment income less expenses                        41,300          45,153
Investment gains realized                               8,151           8,498
                                                     ---------       ---------
         Total income                                 361,114         361,439

Losses and benefits for policyholders                 216,551         183,254
Loss adjustment expenses                               30,088          29,874
General operating expenses                             29,826          27,836
California Proposition 103 reserve                        896           1,053
Amortization of deferred policy acquisition costs      75,126          76,080
                                                     ---------       ---------
         Total expenses                               352,487         318,097

Income before income taxes                              8,627          43,342

Income taxes
   Current                                               (194)          7,423
   Deferred                                            (1,168)          2,957
                                                     ---------       ---------
         Total income taxes                            (1,362)         10,380
------------------------------------------------------------------------------

Income from continuing operations                       9,989          32,962

Income from discontinued operations                       345           1,143
------------------------------------------------------------------------------
Net income                                           $ 10,334        $ 34,105
==============================================================================
Other comprehensive income, net of tax:
   Net change in unrealized gains (losses),
   net of income tax expense/(benefit) of
   $(5,054) and $51,909, respectively                  (9,387)         92,059

Comprehensive income                                 $    947        $126,164
==============================================================================

Average shares outstanding - basic                     33,426          34,222

Average shares outstanding - diluted                   33,476          34,244
==============================================================================

Earnings per share (basic and diluted):
Income from continuing operations, per share         $   0.30        $   0.96
Income from discontinued operations, per share           0.01            0.04
                                                     ---------       ---------
Net income, per share                                $   0.31        $   1.00

Cash dividends, per share                            $   0.44        $   0.42
==============================================================================

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                            Six Months
                                                          Ended June 30,
                                                       1998            1997
------------------------------------------------------------------------------
Premiums and finance charges earned                  $621,290        $610,267
Investment income less expenses                        85,933          88,871
Investment gains (losses) realized                     12,233          21,838
                                                     ---------       ---------
         Total income                                 719,456         720,976

Losses and benefits for policyholders                 404,668         369,435
Loss adjustment expenses                               56,468          60,129
General operating expenses                             58,178          53,108
California Proposition 103 reserve                      1,793           2,105
Amortization of deferred policy acquisition costs     148,857         151,781
                                                     ---------       ---------
         Total expenses                               669,964         636,557

Income before income taxes                             49,492          84,418

Income taxes
   Current                                              7,263          19,091
   Deferred                                             1,326           1,108
                                                     ---------       ---------
         Total income taxes                             8,589          20,199
------------------------------------------------------------------------------

Income from continuing operations                      40,903          64,219

Income from discontinued operations                       625           2,601
------------------------------------------------------------------------------
Net income                                           $ 41,528        $ 66,820
==============================================================================

Other comprehensive income, net of tax:
  Net change in unrealized gains (losses), net
  of income tax expense/(benefit) of $33,416
  and $32,370, respectively                            62,058          55,516

Comprehensive income                                 $103,586        $122,336
==============================================================================

Average shares outstanding - basic                     33,523          34,561

Average shares outstanding - diluted                   33,568          34,580
==============================================================================

Earnings per share (basic and diluted)
Income from continuing operations, per share         $   1.22        $   1.86
Income from discontinued operations, per share           0.02            0.07
                                                     ---------       ---------
Net income, per share                                $   1.24        $   1.93

Cash dividends, per share                            $   0.88        $   0.84
==============================================================================

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                      Additional    Unrealized                                Total
                              Common   paid-in      gain (loss)    Retained    Treasury   shareholders'
                              Stock    capital    on investments   earnings      stock       equity
-------------------------------------------------------------------------------------------------------
Balance,
January 1, 1997              $ 5,850   $ 3,603       $ 332,042    $1,076,545   $(242,940)   $1,175,100

Unrealized gain                                         87,885                                  87,885
Deferred income tax on
  net unrealized gain                                  (32,370)                                (32,370)
Net issuance of treasury
  stock under stock option
  (20,288 shares)                          273                           173         220           666
Repurchase of treasury
  stock  (1,057,288 shares)                                                      (42,816)      (42,816)
Net income                                                            66,820                    66,820
Cash dividends paid
  ($.84 per share)                                                   (29,050)                  (29,050)
-------------------------------------------------------------------------------------------------------
Balance,
June 30, 1997                $ 5,850   $ 3,876       $ 387,557    $1,114,488   $(285,536)   $1,226,235
=======================================================================================================

Balance
January 1, 1998              $ 5,850   $ 3,923       $ 454,241    $1,158,308   $(307,493)   $1,314,829

Unrealized gain                                         95,474                                  95,474
Deferred income tax on
  net unrealized gain                                  (33,416)                                (33,416)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (10,051 shares)                 262                                       127           389
Repurchase of treasury
  stock  (834,000 shares)                                                        (39,253)      (39,253)
Net income                                                            41,528                    41,528
Cash dividends paid
  ($.88 per share)                                                   (29,582)                  (29,582)
-------------------------------------------------------------------------------------------------------
Balance,
June 30, 1998                $ 5,850   $ 4,185       $ 516,299    $1,170,254   $(346,619)   $1,349,969
=======================================================================================================

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to Shareholders.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                            Six Months
                                                          Ended June 30,
                                                       1998            1997
------------------------------------------------------------------------------
Cash flows from:
  Operations
    Net income                                     $   41,528       $  66,820
     Adjustments to reconcile net income to cash
     from operations:
       Changes in:
         Insurance reserves                            11,247         (26,774)
         Income taxes                                 (13,057)         (9,751)
         Premiums and other receivables               (33,426)        (25,382)
         Deferred policy acquisition costs             (9,420)         (4,232)
         Reinsurance recoverable                       (5,085)          8,913
         Other assets                                  (5,473)         (7,357)
         Other liabilities                             13,384          (9,553)
      Depreciation and amortization                     7,541          11,134
      Investment gains and losses                     (12,437)        (22,562)
      California Proposition 103 Reserve                1,793           2,105
                                                    ----------      ----------
           Net cash used by operations                 (3,405)        (16,639)

Investments
   Purchase of investments:
      Fixed income securities - available for sale   (115,809)       (136,360)
      Equity securities                                (8,368)        (14,210)
   Proceeds from sales:
      Fixed income securities - available for sale     95,194         144,780
      Equity securities                                32,160          64,793
   Proceeds from maturities and calls:
      Fixed income securities - available for sale     66,289          27,740
      Equity securities                                 4,601           2,784
   Property and equipment:
      Purchases                                        (8,442)         (6,324)
      Sales                                               276             409
                                                    ----------      ----------
         Net cash generated from investments           65,901          83,612

Financing
   Note payable                                        (5,000)         (5,000)
   Proceeds from exercise of stock options                  1             318
   Purchase of treasury stock                         (37,891)        (41,043)
   Dividends paid to shareholders                     (29,582)        (29,050)
                                                    ----------      ----------
         Net cash used in financing activity          (72,472)        (74,775)

Net change in cash and cash equivalents                (9,976)         (7,802)
Cash and cash equivalents, beginning of period        120,055          61,624
------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $ 110,079       $  53,822
==============================================================================

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

                                              1998             1997
                                              ----             ----
Income from continuing operations           $40,903          $64,219

Average common shares
outstanding - basic                          33,523           34,561

Basic income from continuing
operations per average share                $  1.22          $  1.86
====================================================================

Average common shares outstanding            33,523           34,561

Effect of dilutive securities                    45               19
--------------------------------------------------------------------

Average common shares
outstanding - diluted                        33,568           34,580

Diluted income from continuing
operations - per average share              $  1.22          $  1.86
====================================================================

In 1997 the SEC issued Financial Reporting Release 48 "Disclosures about Derivatives and Other Financial Instruments." This statement requires enhanced accounting policy disclosures for derivative instruments as well as quantitative and qualitative disclosures about market risk inherent in derivative instruments and other financial instruments. The Corporation has provided the accounting policy disclosures in Note III. The quantitative and qualitative disclosure information regarding market risk will be included in the Corporation's 1998 10-K filing.

The Corporation adopted Statement of Financial Accounting Standard 130 "Reporting Comprehensive Income" during the first quarter of 1998. Comprehensive income is defined as changes in equity of a business enterprise during a period from transactions and other events from non-owner sources. The Corporation has displayed comprehensive income on its Statement of Consolidated Income on pages 3 and 4 of this Form 10-Q.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires selected information to be reported on the Corporation's operating segments. Operating segments are determined by the way management structures the segments in making operating decisions and assessing performance. The Corporation is currently reviewing what changes, if any, this will require on the presentation of the financial statements for fiscal periods beginning after December 31, 1997.

In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on accounting for insurance related assessments and required disclosure information. This statement is effective for fiscal years beginning after December 15, 1998. The Corporation does not believe that this statement will materially affect the Corporation's financial statements or disclosures.

The Corporation adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and allows for certain costs associated with developing/obtaining software for internal use to be capitalized. Pursuant to this, the Corporation capitalized $1.4 million during the second quarter of 1998 and has capitalized $2.5 million year to date. Prior to this Statement of Position, this amount would have been expensed as incurred.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The purpose of this statement is to standardize the disclosure requirements for pensions and other postretirement benefits. The only impact to the Corporation will be the modification of its footnote disclosure. The Corporation will make these modifications beginning with the Annual Report to Shareholders for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. The Corporation expects the adoption of FAS 133 to have an immaterial impact on the financial results due to its limited use of derivative instruments. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation).

NOTE II - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's Annual Report to Shareholders.

NOTE III - ACCOUNTING POLICY ON DERIVATIVES

The Corporation has outstanding an interest rate swap on its revolving line of credit. The effect of the swap agreement is to establish a hedge against future interest rate changes. Net proceeds or payments from the swap are charged to interest expense in the current period.

Covered call options are written on stocks and bonds held in the investment portfolio. Changes in the values of the covered call options are recognized in shareholders equity as unrealized appreciation or depreciation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------------

Property and casualty pre-tax underwriting losses for the six months ended June 30, 1998 were $45.7 million, $1.36 per share, compared with $23.9 million, $0.69 per share for the same period in 1997. Gross premiums for the first six months of 1998 increased 3.3%. Commercial lines decreased 3.9% and personal lines increased 9.2% for the first six months of 1998.

Property and casualty net premium written increased 3.5% for the second quarter of 1998 and 2.4% year to date. Premium from key agents grew 11.0% for the quarter and increased 8.1% year to date. Key agents work closely with the Corporation to establish goals to increase profitability, growth, and retention. Non-key active agents grew 2.7% during the second quarter with year to date growth of 1.5% over 1997. This brings total active agent premium growth to 8.9% for the second quarter and 6.5% year to date.

The Corporation participates in an experience rated First Casualty Excess of Loss Treaty. In accordance with FASB 113 (Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts), anticipated profits from this agreement are recorded as returned premium and therefore increase net premium written for the period. As of June 30, 1998, the actuarial projections of estimated profit from this agreement was $7.5 million. Of this amount, $1.0 million was recognized as return premium in the first quarter and $6.5 million in the second quarter. In the comparable period last year, $3.0 million was recognized in the first quarter as return premium and $7.3 million was recognized in the second quarter.

New Jersey is our largest state with 16.7% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund
(UCJF). The assessment for 1998 is approximately $3.2 million compared with $4.2 million in 1997. Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The bill was passed by the Assembly and signed by the governor. It is currently uncertain what effective date the state will use to implement the rollback. The anticipated impact on the corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies. As of June 30, 1998 the Corporation had personal auto net premium written of $55.1 million or 51.5% of total premium that the Corporation writes in New Jersey. The maximum impact of this reform bill on the Corporation would have been a decrease of $8.3 million for the year in premium if all policyholders made this election on their policies.

The combined ratio for the first six months increased 4.7 points to 108.3% from 103.6% from the same period last year. The six month combined ratio for homeowners increased 13 points to 127.8% from 114.8% in the same period last year. The results for homeowners was largely impacted by the severe storm losses that occurred throughout the country during the second quarter. Personal automobile, the Corporation's largest line, recorded a 1998 six month combined ratio of 102.3%, down .7 points from 103.0% in 1997. Workers' compensation combined ratio for the first six months of 1998 increased 32 points to 116.5% from 84.5% during the same period last year. This deterioration is the result of reserve increases resulting from additional development of pre-existing claims.

The general liability combined ratio for the second quarter increased 3.8 points to 106.8% from 103.0% in 1997. The six month combined ratio decreased 2 points to 98.9% from 100.9% in the same period of 1997. The six month combined ratio for CMP, fire and inland marine increased 1.8 points to 107.9% from 106.1% in 1997 due primarily to weather related losses.

Second quarter catastrophe losses were $23.8 million and accounted for 7.6 points on the combined ratio. This compares with $4.6 million and 1.5 points for the same period in 1997. Year to date catastrophe losses increased $16.9 million from $9.9 million in 1997 to $26.8 million in 1998. This increase is a direct result of severe storm losses during the second quarter.

Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. The total asbestos and environmental reserves as of June 30, 1998 were $40.1 million compared with $41.0 million at June 30, 1997.

For the quarter, property and casualty before tax investment income was $40.0 million, $1.20 per share, decreasing from $44.1 million, $1.29 per share, for the same period last year. This decline comes as the result of additional stock repurchases made during the second quarter and holding over $55.0 million more in cash and cash equivalents at June 30, 1998 versus the same period in 1997. Also 1997 net investment income was increased by $1.7 million as a result of an agreement where Ohio Casualty had agreed to manage an investment portfolio for Americo and guarantee a 7.25% return. Any return above this amount was recorded as income to Ohio Casualty. During the fourth quarter of 1997, this portfolio was transferred out of the property and casualty business and into the holding company, and therefore is no longer included in property and casualty investment income. The effective tax rate on investment income for the second quarter of 1998 was 24.8% compared with 24.1% for the comparable period in 1997. Additional discussion of the Corporation's investment taxation is included in the 1997 Annual Report to Shareholders.

Net cash used by operations was $3.4 million for the first six months of the year compared with net cash used of $16.6 million from operations for the same period in 1997. Net cash used by operations differs from net income of $41.5 million mainly due to $12.4 million of realized investment gains for the year and an increase in premium receivables of $33.4 million over December 31, 1997. Shareholder dividend payments were $29.6 million in the first six months of 1998 compared with $29.0 million for the same period of 1997.

During the first six months of 1998, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the period was 834,000, or 2.5% of outstanding shares, at an average price of $47.07 per share for a total cash outflow of $37.7 million. The Company has remaining authorization to repurchase 1,192,812 additional shares.

In 1995 the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. During the fourth quarter of 1997, Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result, 76% of the unamortized ceding commission was recognized during the 4th quarter of 1997. There remains approximately $2.1 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

                                            June 30,    December 31,
                                              1998          1997
----------------------------------------------------------------------
Below investment grade securities:
    Carrying value                           $177.5        $141.4
    Amortized cost                            162.0         135.6

Unrated securities:
    Carrying value                           $256.5        $242.8
    Amortized cost                            241.2         228.6

Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

                                            June 30,    December 31,
                                              1998          1997
----------------------------------------------------------------------
Below investment grade securities at
    carrying value                           $177.5        $141.4

Other rating agencies categorizing unrated
    securities as below investment grade        8.0           8.1
                                             ------        ------

Below investment grade securities at
    carrying value                           $185.5        $149.5

                                     10

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 55 corporate borrowers in approximately 33 industries.

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

Proposition 103 was passed by the State of California in 1988 in an attempt to legislate premium rates for that state. That statute included a provision requiring the rollback of premium rates for 1989. The Corporation is currently involved in hearings with the California Department of Insurance to determine the Corporation's rate rollback liability under Proposition 103.

In 1997, the Administrative Law Judge presiding over the hearings requested a submission from the Department showing revised rollback calculations. The Department filed two revised rollback calculations in December 1997. These alternatives, based on its concession of certain issues were $35.9 million plus interest, and $39.9 million plus interest. After consultation with outside counsel, the Corporation determined that $35.9 million plus interest was the more reasonable of the two Department calculations should the Department prevail. As a result the Corporation's reserve for this alleged liability (including interest) is $68.7 million.

In June 1998, the Administrative Law Judge issued a proposed decision that the Corporation's rollback liability is $24.4 million plus interest. The Commissioner of Insurance may affirm, modify or reject the proposed decision in whole or in part, and his determination will be subject to independent judgment review by a California superior court. The Corporation will continue to challenge the validity of any rollback, and asserts that the proposed $24.4 million rollback, if adopted, would be confiscatory.

The proceedings concerning the Corporation's potential rollback liability remain ongoing, and it is uncertain when this matter will ultimately be resolved. The Corporation anticipates further negotiations with the Department. For further discussion of the Corporation's withdrawal from California, see footnote 15 in the Corporation's Annual Report to Shareholders.

The Corporation continues to work on converting our computer systems to be year 2000 compliant by year end 1998. Changes are nearing completion and compliance testing is well under way. Compliance testing is being conducted in an environment that simulates conditions in late 1999 and early 2000. The compliance testing phase was added during 1997 to our year 2000 criteria. This involves individual system compliance testing and integrated system compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. Testing is scheduled throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others. To date, the Corporation has spent approximately $1.2 million and expects to spend an additional $.9 million to complete our efforts.

The Corporation continues to contact vendors who provide products and/or services requesting verification that they either are or will be year 2000 compliant. Most have responded, second requests have been mailed to those not responding to the first request and follow ups are scheduled for those indicating they will be compliant at a future date.

The year 2000 issue is also a concern from an underwriting standpoint as well regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies.


           12                          11

The Corporation believes that minimal coverage could exist under some current liability and product policies. This exposure would be minimal as our commercial lines business has historically excluded any manufacturing risks which produce computer or computer dependent products.

The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Corporation is currently addressing the year 2000 issue by attaching the ISO exclusionary language to all general liability policies with a rating classification the Corporation believes could potentially have year 2000 losses. The ISO exclusionary language endorsement is included on all property policies. These actions will minimize the Corporation's exposure to year 2000 losses.

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

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; year 2000 issues and general economic and market conditions.

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




                                               OHIO CASUALTY CORPORATION
                                               -------------------------
                                                      (Registrant)




August 12, 1998                                /s/ Barry S. Porter
                                               -------------------------------
                                               Barry S. Porter, CFO/Treasurer
                                               (on behalf of Registrant and as
                                                Principal Accounting Officer)