Form 10-Q
period 1998-09-30
OHIO CASUALTY CORP
filed 1998-11-13
CIK 73952

		      SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended September 30, 1998

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

					    Yes      X            No

    The aggregate market value as of November 2, 1998 of the voting stock held by non-affiliates of the registrant was $1,140,864,677.

    On November 2, 1998 there were 32,174,783 shares outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

                       OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     (In thousands)
                                       (Unaudited)
                                                September 30,     December 31,
                                                    1998              1997
------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
   Available for sale, at fair value
      (Cost:   $2,058,029 and $2,112,291)         $2,187,935       $2,226,030
   Equity securities, at fair value
      (Cost:   $256,301 and $275,637)                814,741          859,475
   Short-term investments at cost                     53,162           65,849
                                                  -----------      -----------
         Total investments                         3,055,838        3,151,354
Cash                                                  58,115           54,206
Premiums and other receivables                       230,515          193,615
Deferred policy acquisition costs                    136,883          126,063
Property and equipment                                55,266           50,699
Reinsurance recoverable                              127,108          108,962
Other assets                                          91,497           93,883
------------------------------------------------------------------------------
         Total assets                             $3,755,222       $3,778,782
==============================================================================

Liabilities
Insurance reserves:
   Unearned premiums                              $  526,615       $  495,076
   Losses                                          1,171,258        1,176,614
   Loss adjustment expenses                          291,003          307,193
   Future policy benefits                             31,011           34,148
Note payable                                          35,000           40,000
California Proposition 103 reserve                    69,597           66,908
Deferred income taxes                                 94,640           95,389
Other liabilities                                    265,097          248,625
                                                  -----------      -----------
         Total liabilities                         2,484,221        2,463,953

Shareholders' equity
Common stock, $.125  par value
   Authorized:  150,000,000 shares
   Issued:   46,803,872                                5,850            5,850
Additional paid-in capital                             4,186            3,923
Accumulated other comprehensive income:
   Unrealized gain on investments, net
   of applicable income taxes                        448,206          454,241
Retained earnings                                  1,179,004        1,158,308
Treasury stock, at cost:
    (Shares:  14,499,189; 13,182,240)               (366,245)        (307,493)
                                                  -----------      -----------
         Total shareholders' equity                1,271,001        1,314,829
------------------------------------------------------------------------------
         Total liabilities and shareholders'
           equity                                 $3,755,222       $3,778,782
==============================================================================
Accompanying notes are integral part of these financial statements.  For complete disclosures see Notes to Consolidated Financial Statements on pages
23-32 of the Corporation's 1997 Annual Report to shareholders.

                  OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                                 (In thousands)
                                   (Unaudited)
                                                            Three months
                                                         Ended September 30,
                                                        1998            1997
------------------------------------------------------------------------------
Premiums and finance charges earned                 $ 314,956       $ 300,252
Investment income less expenses                        42,231          45,365
Investment gains realized                               3,537          20,806
                                                    ----------      ----------
         Total income                                 360,724         366,423

Losses and benefits for policyholders                 193,233         200,085
Loss adjustment expenses                               28,533          30,097
General operating expenses                             30,349          25,184
California Proposition 103 reserve                        896           1,052
Amortization of deferred policy acquisition costs      79,255          76,399
                                                    ----------      ----------
         Total expenses                               332,266         332,817

Income before income taxes                             28,458          33,606

Income taxes
   Current                                              4,663           6,602
   Deferred                                               892           1,680
                                                    ----------      ----------
         Total income taxes                             5,555           8,282
------------------------------------------------------------------------------
Income from continuing operations                      22,903          25,324

Income from discontinued operations                       278             (85)
------------------------------------------------------------------------------
Net income                                          $  23,181       $  25,239
==============================================================================

Other comprehensive income, net of tax:
  Net change in unrealized gains (losses), net
    of income tax expense/(benefit) of $(36,665)
    and $17,872, respectively                         (68,093)         37,789

Comprehensive income                                $ (44,912)      $  63,028
==============================================================================

Average shares outstanding - basic                     32,753          34,025

Average shares outstanding - diluted                   32,774          34,067
==============================================================================

Earnings per share (basic and diluted):
Income from continuing operations, per share        $    0.70       $    0.74
Income from discontinued operations, per share           0.01            0.00
                                                    ----------      ----------
Net income, per share                               $    0.71       $    0.74

Cash dividends, per share                           $    0.44       $    0.42
==============================================================================

Accompanying notes are integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages
23-32 of the Corporation's 1997 Annual Report to Shareholders.

                  OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                               (In thousands)
                                 (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                       1998            1997
-----------------------------------------------------------------------------
Premiums and finance charges earned                $  936,246     $  910,519
Investment income less expenses                       128,164        134,236
Investment gains (losses) realized                     15,770         42,644
                                                   -----------    -----------
         Total income                               1,080,180      1,087,399

Losses and benefits for policyholders                 597,901        569,520
Loss adjustment expenses                               85,001         90,226
General operating expenses                             88,527         78,292
California Proposition 103 reserve                      2,689          3,157
Amortization of deferred policy acquisition costs     228,112        228,180
                                                   -----------    -----------
         Total expenses                             1,002,230        969,375

Income before income taxes                             77,950        118,024

Income taxes
   Current                                             11,926         25,693
   Deferred                                             2,218          2,788
                                                   -----------    -----------
         Total income taxes                            14,144         28,481

Income from continuing operations                      63,806         89,543

Income from discontinued operations                       903          2,516
-----------------------------------------------------------------------------
Net income                                         $   64,709     $   92,059
=============================================================================

Other comprehensive income, net of tax:
  Net change in unrealized gains (losses), net
  of income tax expense/(benefit) of $(3,250)
  and $50,242, respectively                            (6,035)        93,304

Comprehensive income                               $   58,674     $  185,363
=============================================================================

Average shares outstanding - basic                     33,263         34,380

Average shares outstanding - diluted                   33,301         34,406
=============================================================================

Earnings per share (basic):
Income from continuing operations, per share       $     1.92     $     2.61
Income from discontinued operations, per share           0.03           0.07
                                                   -----------    -----------
Net income, per share                              $     1.95     $     2.68

Earnings per share (diluted):
Income from continuing operations, per share       $     1.91     $     2.61
Income from discontinued operations, per share           0.03           0.07
                                                   -----------    -----------
Net income, per share                              $     1.94     $     2.68

Cash dividends, per share                          $     1.32     $     1.26
=============================================================================

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

                             OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                                      STATEMENT OF CONSOLIDATED
                                        SHAREHOLDERS' EQUITY
                                           (In thousands)
                                             (Unaudited)

                                    Additional   Accumulated                                   Total
                           Common    paid-in    other compre-     Retained     Treasury    shareholders'
                           stock     capital    hensive income    earnings       stock         equity
Balance
January 1, 1997            $5,850     $3,603       $332,042      $1,076,545   $(242,940)    $1,175,100

Unrealized gain                                     143,546                                    143,546
Deferred income tax on
  net unrealized gain                               (50,242)                                   (50,242)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (20,913 shares)               282                           (478)        233             37
Repurchase of treasury
  stock  (1,217,888 shares)                                                     (50,179)       (50,179)
Net income                                                           92,059                     92,059
Cash dividends paid
  ($1.26 per share)                                                 (43,306)                   (43,306)
-------------------------------------------------------------------------------------------------------
Balance,
September 30, 1997         $5,850     $3,885       $425,346      $1,124,820   $(292,886)    $1,267,015
=======================================================================================================
Balance
January 1, 1998            $5,850     $3,923       $454,241      $1,158,308   $(307,493)    $1,314,829

Unrealized gain                                      (9,285)                                    (9,285)
Deferred income tax on
  net unrealized gain                                 3,250                                      3,250
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (10,051 shares)               263                                        126            389
Repurchase of treasury
  stock  (1,327,000 shares)                                                     (58,878)       (58,878)
Net income                                                           64,709                     64,709
Cash dividends paid
  ($1.32 per share)                                                 (44,013)                   (44,013)
-------------------------------------------------------------------------------------------------------
Balance,
September 30, 1998         $5,850     $4,186       $448,206      $1,179,004   $(366,245)    $1,271,001
=======================================================================================================
Accompanying notes are integral part of these financial statements.  For complete disclosures see
Notes to Consolidated Financial Statements on pages 23-32 of the Corporation's 1997 Annual Report to
Shareholders.

                   OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                             Nine Months
                                                         Ended September 30,
                                                         1998          1997
------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income                                     $  64,709     $  92,059
      Adjustments to reconcile net income to
       cash from operations:
         Changes in:
            Insurance reserves                           6,855       (48,480)
            Income taxes                                (7,322)       (7,471)
            Premiums and other receivables             (36,900)      (19,366)
            Deferred policy acquisition costs          (10,820)       (3,024)
            Reinsurance recoverable                    (18,145)       25,668
            Other assets                                 2,135       (11,529)
            Other liabilities                           26,533         4,592
         Depreciation and amortization                  12,092        16,216
         Investment gains and losses                   (15,905)      (43,507)
         California Proposition 103 reserve              2,689         3,157
                                                     ----------    ----------
            Net cash generated by operations            25,921         8,315
                                                     ----------    ----------

Investments
   Purchase of investments:
      Fixed income securities - available for sale    (223,077)     (265,441)
      Equity securities                                (19,158)      (21,812)
   Proceeds from sales:
      Fixed income securities - available for sale     189,480       261,926
      Equity securities                                 42,003        86,225
   Proceeds from maturities and calls:
      Fixed income securities - available for sale      91,392        77,267
      Equity securities                                  4,601         9,660
   Property and equipment:
      Purchases                                        (12,227)       (8,561)
      Sales                                                399           580
                                                     ----------    ----------
         Net cash generated from investments            73,413       139,844
                                                     ----------    ----------

Financing
   Note payable                                         (5,000)       (5,000)
   Proceeds from exercise of stock options                   1           346
   Purchase of treasury stock                          (59,100)      (50,179)
   Dividends paid to shareholders                      (44,013)      (43,306)
                                                     ----------    ----------
         Net cash used in financing activity          (108,112)      (98,139)
                                                     ----------    ----------

Net change in cash and cash equivalents                 (8,778)       50,020
                                                     ----------    ----------
Cash and cash equivalents, beginning of period         120,055        61,624
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 111,277     $ 111,644
=============================================================================

Accompanying notes are integral part of thse financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages
23-32 of the Corporation's 1997 Annual Report to Shareholders.

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

					    Three months ended        Nine months ended
					    September 30, 1998        September 30, 1998
					    1998          1997        1998          1997
					    ----          ----        ----          ----
Income from continuing operations         $22,903       $25,324     $63,806       $89,543

Average common shares
outstanding - basic                        32,753        34,025      33,263        34,380

Basic income from continuing
operations per average share              $   .70       $   .74     $  1.92       $  2.61
===========================================================================================
Average common shares                      32,753        34,025      33,263        34,380
outstanding

Effect of dilutive securities                  21            42          38            26
--------------------------------------------------------------------------------------------
Average common shares
outstanding - diluted                      32,774        34,067      33,301        34,406

Diluted income from continuing
operations per average share              $   .70       $   .74     $  1.92       $  2.60
============================================================================================

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

In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on accounting for insurance related assessments and required disclosure information.
                                   7

This statement is effective for fiscal years beginning after December 15, 1998. The Corporation does not believe that this statement will materially affect the Corporation's financial statements or disclosures.

The Corporation adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and allows for certain costs associated with developing/obtaining software for internal use to be capitalized. Pursuant to this, the Corporation capitalized $1.2 million during the third quarter of 1998 and has capitalized $3.7 million year to date. Prior to this Statement of Position, this amount would have been expensed as incurred.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition ------- and Results of Operations
	-----------------------------------------------------------------
Property and casualty pre-tax underwriting loss for the nine months ended September 30, 1998 was $61.9 million, $1.86 per share, compared with $55.4 million, $1.61 per share for the same period in 1997. Gross premiums for the first nine months of 1998 increased 4.9%. Commercial lines decreased 2.8% and personal lines increased 10.7% for the first nine months of 1998.

Property and casualty net premium written increased 9.8% for the third quarter of 1998 and 4.8% year to date. Premium from key agents grew 7.4% for the quarter and increased 7.9% year to date. Key agents work closely with the Corporation to establish goals to increase profitability, growth, and retention. Non-key active agents grew 6.7% during the third quarter with year to date growth of 3.2% over 1997. These together with new appointments brings total active agent premium growth to 11.2% for the third quarter and 8.1% year to date.

During the third quarter the Corporation announced that it will acquire substantially all of the commercial lines division of Great American Insurance Company, an insurance subsidiary of American Financial Group. Under the agreement, Great American will transfer certain commercial lines insurance liabilities and related assets to the Corporation in exchange for the assumption of net liabilities of $300 million, plus warrants to purchase 3 million shares of Ohio Casualty common stock at an exercise price of $45.00 per share. American Financial Group will also have the opportunity to receive up to an additional $40 million based upon the retention and growth of the acquired insurance business. This transaction is anticipated to close sometime during the fourth quarter of 1998 and integration planning is currently underway. For additional information please refer to the Corporation's 8-K filing on September 24, 1998.

New Jersey is our largest state with 16.9% of total premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund
(UCJF). The assessment for 1998 is approximately $3.2 million compared with $4.2 million in 1997. Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The bill was passed by the Assembly and signed by the governor. It is currently uncertain what effective date the state will use to implement the rollback. The anticipated impact on the Corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies. As of September 30, 1998 the Corporation had personal auto net premium written of $84.6 million or 51.9% of total premium that the Corporation writes in New Jersey. The maximum impact of this reform bill on the Corporation would have been a decrease of $12.7 million through September 1998 in premium if all policyholders made this election on their policies.

The combined ratio for the first nine months increased 1 point to 107.1% from 106.1% from the same period last year. The nine month combined ratio for homeowners increased 7.2 points to 124.3% from 117.1% in the same period last year. The results for homeowners was largely impacted by Hurricane Bonnie and the severe storm losses that occurred throughout the country during the second and third quarters of 1998. Personal automobile, the Corporation's largest line, recorded a 1998 nine month combined ratio of 102.0%, down 2.0 points from 104.0% in 1997. Workers' compensation combined ratio for the first nine months of 1998 increased 21.1 points to 113.8% from 92.7% during the same period last year. This deterioration is the result of reserve increases resulting from unexpected adverse development of pre-existing claims.

The general liability combined ratio for the third quarter decreased 17.8 points to 93.7% from 111.5% in 1997. The nine month combined ratio decreased 7 points to 97.1% from 104.1% in the same period of 1997. The nine month combined ratio for CMP, fire and inland marine increased 3 points to 111.8% from 108.8% in 1997 due primarily to weather related losses.

Third quarter catastrophe losses were $12.7 million and accounted for 4.0 points on the combined ratio. This compares with $9.0 million and 3.0 points for the same period in 1997. Year to date catastrophe losses increased $20.7 million from $18.8 million in 1997 to $39.5 million in 1998. This increase is a direct result of Hurricane Bonnie and severe storm losses during the second and third quarters of 1998.

Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. The total asbestos and environmental reserves as of September 30, 1998 were $40.1 million compared with $41.0 million at September 30, 1997.

For the quarter, property and casualty before tax investment income was $39.3 million, $1.20 per share, decreasing from $44.1 million, $1.30 per share, for the same period last year. This decline comes as the result of increased share repurchases during the third quarter. Also, third quarter 1997 net investment income was increased by $1.4 million as a result of an agreement where Ohio Casualty had agreed to manage an investment portfolio for Americo and guarantee a 7.25% return. Any return above this amount was recorded as income to Ohio Casualty. During the fourth quarter of 1997, this portfolio was transferred out of the property and casualty business and into the holding company, and therefore is no longer included in property and casualty investment income. The effective tax rate on investment income for the third quarter of 1998 was 25.9% compared with 25.6% for the comparable period in 1997. Additional discussion of the Corporation's investment taxation is included in the 1997 Form 10-K.

Net cash generated by operations was $25.9 million for the first nine months of the year compared with net cash generated of $8.3 million from operations for the same period in 1997. Net cash generated by operations differs from net income of $64.7 million mainly due to $15.9 million of realized investment gains for the year, an increase in premium receivables of $36.9 million over December 31, 1997, and an increase in reinsurance recoverables of $18.1 million. Shareholder dividend payments were $44.0 million in the first nine months of 1998 compared with $43.3 million for the same period of 1997.

During the first nine months of 1998, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the period was 1,327,000, or 4.1% of outstanding shares, at an average price of $44.37 per share for a total cash outflow of $58.9 million. The Company has remaining authorization to repurchase 2,099,812 additional shares.

In 1995 the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. During the fourth quarter of 1997, Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result, 76% of the unamortized ceding commission was recognized during the fourth quarter of 1997. There remains approximately $2.0 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

					   September 30,        December 31,
					      1998                  1997
----------------------------------------------------------------------------
Below investment grade securities:
    Carrying value                           $176.7                $141.4
    Amortized cost                            175.9                 135.6

Unrated securities:
    Carrying value                           $263.3                $242.8
    Amortized cost                            243.6                 228.6

Ratings provided by other agencies, such as the NAIC, categorize additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:



					   September 30,         December 31,
					      1998                  1997
-----------------------------------------------------------------------------
Below investment grade securities at         $176.7                $141.4
    carrying value

Other rating agencies categorizing unrated      8.5                   8.1
    securities as below investment grade

Total below investment grade securities at
    carrying value                           $185.2                $149.5

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 56 corporate borrowers in approximately 35 industries.

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

In 1997, the Administrative Law Judge presiding over the hearings requested a submission from the Department showing revised rollback calculations. The Department filed two revised rollback calculations in December 1997. These alternatives, based on its concession of certain issues were $35.9 million plus interest, and $39.9 million plus interest. After consultation with outside counsel, the Corporation determined that $35.9 million plus interest was the more reasonable of the two Department calculations should the Department prevail. As a result the Corporation's reserve for this alleged liability (including interest) is $69.6 million.

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

The proceedings concerning the Corporation's potential rollback liability remain ongoing, and it is uncertain when this matter will ultimately be resolved. The Corporation anticipates further negotiations with the California Department of Insurance. For further discussion of the Corporation's withdrawal from California, see footnote 15 in the Corporation's financial statements included in the Corporation's 1997 Form 10-K.

The Corporation is proceeding on schedule with efforts to convert its computer systems to be Year 2000 compliant. The Corporation has implemented a phased approach to transition our computer systems to be year 2000 compliant. The four phases included in this approach are awareness, planning, execution/ testing
                                   11
and compliance.  Two of the phases, awareness and planning, are complete.
The execution/testing phase is anticipated to be complete by the end of 1998.

The Corporation began the awareness phase early in the 1990's, recognizing that its systems and applications would need significant changes. From that time forward all system development and major enhancements to existing systems took Year 2000 processing requirements into consideration. This approach resulted in some of our systems being converted and compliant long before there was any business requirement or exposure to processing problems.

During 1995, the Information System Department ("I/S") began the planning phase. At that time Year 2000 compliance became a priority project with Project Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to outline that the conversion was complete and tested by our target date of December 31, 1998. The Corporation is currently on schedule with this action plan.

As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which includes addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the mainframe that runs independently. Essentially it can be considered an entirely separate computer. The Corporation's LPAR has a dedicated processor, disk and tape storage. In this environment, data can be migrated forward and tested as the internal date in the computer is changed to critical dates in 1999 and 2000. This provides an excellent environment to test applications, system software and hardware. This testing involves individual system compliance testing and integrated system compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. Testing is scheduled throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas are required to undergo LPAR compliance testing. At this time, the commercial lines, claims, and personal property system have completed the LPAR compliance testing. The remaining systems including the Corporation's auto system, human resource system and management/financial reporting system are scheduled to complete compliance testing by year end 1998.

Following the completion of LPAR compliance testing, all systems will undergo integrated testing of the production environment. Contingency plans include compliance reverification of this integrated test early third quarter 1999 and again early fourth quarter 1999.

As of September 30, 1998, the total amount spent to date for I/S related costs on the Year 2000 project is $1.9 million. The Corporation estimates it will incur an additional $.4 million in I/S related costs to complete Year 2000 readiness efforts. These amounts do not include any costs associated with efforts made to contact third parties or related to contingency planning. As a result of the Corporation's efforts early in the 1990's to begin making changes to systems and existing hardware and software, the Corporation to date has not had to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make substantial expenditures to address Year 2000 compliance in the future.

During 1997, the Corporation began the compliance phase. The Year 2000 team is currently in the process of identifying all significant vendors, suppliers and agents of the Corporation and is completing the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation will continue to monitor the Year 2000 status of these entities and develop contingency plans to reduce the possible disruption in business operations that may result from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Identification and initial contact for all significant third-parties is expected to be complete by first quarter 1999 with follow-up reviews scheduled throughout 1999. Should a third-party with whom the Corporation transacts business have a system failure due to not being Year 2000 compliant, the Corporation believes this could result in a delay in processing or reporting transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's intention to develop contingency plans to respond to these potential system failures by such third parties.

The Corporation is also addressing non information technology ("non-IT") to ensure Year 2000 compliance. At September 30, 1998, the Year 2000 team had completed a preliminary assessment of the non-IT assets. The team will identify the material items that have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The team is scheduled to report on the identified non-IT assets and develop plans for remediation to the Corporation's Executive Management Team by year end 1998. The team will continue to monitor and update the Year 2000 status as well as begin developing contingency plans.

The Corporation is currently assessing the status of Year 2000 readiness of the business and assets that it will acquire from the American Financial Group as described above. The Corporation intends to complete this review before closing of the transaction. For a period of at least 24 months from the date of the acquisition, the American Financial Group will provide computer processing and communication services to the Corporation in connection with the acquired business pursuant to an Information Systems Agreement. Thus, the Corporation will be dependent on American Financial Group to address and remediate Year 2000 issues with respect to the information technology systems utilized for the business being acquired by the Corporation. The Corporation is meeting regularly with personnel from the Amercian Financial Group to assess Year 2000 readiness and the status of efforts to address any issues. The failure of the American Financial Group to satisfactorily correct a material Year 2000 problem in the computer processing systems being used to provide services to the Corporation in connection with the acquired business could result in a material adverse effect on the ability of the Corporation to integrate the acquired business and to operate it on a profitable basis.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, the normal business operations of the Corporation including the disruption or delay in premium or claim processing and the disruption in service to its customers. Also the inability to be Year 2000 compliant of significant third-party providers of the Corporation could result in an interruption in the normal business operations. Due to the general uncertainty inherent in the Year 2000 problem, such failures could materially and adversely affect the Corporation's financial position, results of operations or liquidity.

The year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability and product policies. The Corporation believes that minimal coverage could exist under some current liability and product policies. This exposure should be minimal as our commercial lines business has historically excluded any manufacturing risks which produce computer or computer dependent products.

The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Corporation is currently addressing the year 2000 issue by attaching the ISO exclusionary language to all general liability policies with a rating classification the Corporation believes could potentially have year 2000 losses. The ISO exclusionary language endorsement is included on all property policies. These actions should minimize the Corporation's exposure to year 2000 losses.

Directors and officers could be held liable if a company in their control fails to take necessary actions to address any year 2000 problems and that failure results in a material financial loss to the Company. The Corporation has written directors' and officers' liability policies since 1995, with approximately $.9 million in premiums written in 1997. The Corporation is managing its D&O Year 2000 exposure through a combination of underwriting guidelines which address Year 2000 issues in the application process and reinsurance policies which provide coverage for any loss in excess of $.3 million.

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

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this filing that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and the uncertainties that may affect the operations, performance, development and results of the Corporation's business and the results of the acquisition described herein, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; Year 2000 issues, including the Corporation's ability to successfully identify and remediate Year 2000 system issues with its own IT and non-IT assets, the ability of third parties with which the Corporation has business relationships to address and resolve their Year 2000 issues and the ability of the Corporation to identify these third party issues; Year 2000 issues relating to the commercial lines business being acquired from the American Financial Group and the ability of the Corporation to implement appropriate contingency plans to address Year 2000 problems which are not successfully remediated; ability of Ohio Casualty to integrate the acquired business and to retain the acquired insurance business; and general economic and market conditions.

PART II

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information -

	As discussed in the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders, if an eligible shareholder of the Corporation wishes to present a proposal for action at the 1999 Annual Meeting of Shareholders (the "1999 Meeting") it must be received by the Corporation no later than November 13, 1998 to be considered for inclusion in the Corporation's Proxy Statement and form of proxy
	(the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Corporation no later than January 27, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Material.

Item 6. Exhibits and reports on Form 8-K -

	The Corporation filed a Form 8-K on September 24, 1998, announcing the acquisition of the Great American Commercial Lines Division.

	Attached hereto as Exhibit No. 2, is the Asset Purchase Agreement between Ohio Casualty Corporation and Great American Insurance Company.

	Attached hereto as Exhibit No. 27 is the Financial Data Schedule.

				       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						 OHIO CASUALTY CORPORATION
					       -------------------------------
							(Registrant)




November 13, 1998                              /s/ Barry S. Porter
					       -------------------------------
					       Barry S. Porter, CFO/Treasurer
					       (on behalf of Registrant and as
						Principal Accounting Officer)