Form 10-K
period 1998-12-31
OHIO CASUALTY CORP
filed 1999-03-30
CIK 73952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

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

      The aggregate market value as of March 1, 1999 of the voting stock held by non-affiliates of the registrant was $1,067,342,306.

      On March 1, 1999 there were 31,221,531 shares outstanding.

                                  Page 1 of 111
                          INDEX TO EXHIBITS ON PAGE 74

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE




The Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1998 for the Annual Shareholders meeting to be held April 21, 1999 is incorporated herein by reference for the following items:



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

The Corporation has two industry segments: property and casualty insurance and insurance premium finance. The Corporation conducts its property and casualty insurance business through The Ohio Casualty Insurance Company ("Ohio Casualty"), an Ohio corporation organized in 1919, the Ohio Casualty's five operating property and casualty insurance subsidiaries: West American Insurance Company ("West American"), an Indiana corporation (originally incorporated under the laws of the State of California) acquired in 1945; Ohio Security Insurance Company ("Ohio Security"), an Ohio corporation acquired in 1962; American Fire and Casualty Company ("American Fire"), an Ohio corporation (originally incorporated under the laws of the State of Florida) acquired in 1969; Avomark Insurance Company ("Avomark"), an Indiana corporation created in 1997 and Ohio Casualty of New Jersey, Inc. ("OCNJ"), an Ohio corporation created in 1998. This group of companies presently underwrites most forms of property and casualty insurance. The Corporation conducts its premium finance business through Ocasco Budget, Inc. ("Ocasco"), an Ohio corporation (originally incorporated under the laws of the State of California) organized in 1960. Ocasco is a direct subsidiary of Ohio Casualty. On May 31, 1995 the states of domicile of West American and Ocasco changed to Indiana and Ohio, respectively, in connection with the withdrawal from property and casualty insurance operations in California as previously announced and as discussed elsewhere herein.

On December 1, 1998, the Corporation acquired substantially all of the Commercial Lines Division of Great American Insurance Company ("GAI"), an insurance subsidiary of the American Financial Group, Inc. As part of the transaction, the Corporation assumed responsibility for 650 employees of GAI's Commercial Lines Division, as well as relationships with 1,700 agents. The major lines of business included in the sale were workers' compensation, commercial multi-peril, umbrella and commercial auto. Four commercial operations as well as all California business and all pre-1987 environmental claims were excluded from the transaction.

Under the asset purchase agreement, the Corporation assumed $645.8 million of commercial lines insurance liabilities, $62.6 million in other liabilities and acquired $287.9 million of investments, $1.5 million in cash and $119.1 million in other assets. This resulted in an assumption by the Corporation of a net statutory-basis liability of $300.0 million plus warrants to purchase 3 million shares of Ohio Casualty Corporation common stock at a price of $45.01. In addition, if the annualized production from the transferred agents at the end of eighteen months equals or exceeds the production in the twelve months prior to closing, GAI will receive an additional $40.0 million. This bonus payment grades down ratably where if eighteen-month annualized production equals 71% or less of previous production, no bonus payment is required. The bonus payment will be accrued as additional goodwill when minimum contingency is achieved. Additional information related to the accounting treatment of the acquisition as well as proforma results are set forth in Note 14, Acquisition of Commercial Lines Business, in the Notes to the Consolidated Financial Statements in Item 14 on pages 57 and 58 of this Form 10-K.

ITEM 1.   CONTINUED


During 1995, the Corporation's life insurance operations were discontinued. We found it increasingly difficult to achieve our targeted 16% rate of return in this segment of our business. After extensive analysis, it was determined that a 16% return could not be achieved without substantial capital contributions and a dramatic overhaul of the life operations. It was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance arrangement with Employer's Reassurance Corporation. During the fourth quarter of 1997, Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, fourth quarter net income was positively impacted by a partial recognition of unamortized ceding commission. The after-tax impact was an increase to net income of $5.3 million. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during the fourth quarter 1998. There remains approximately $1.1 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies. Net income from discontinued operations amounted to $1.9 million or $.06 per share in 1998 compared with $8.7 million or $.25 per share in 1997 and $5.3 million or $.15 per share in 1996. Additional information related to the discontinued life insurance operations is included in Item 14,
Note 20 Discontinued Operations on page 60 of this Form 10-K.

(B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and combined ratios of each industry segment for the three years ended December 31, 1998 are set forth in Item 14, Note 13, Segment Information, in the Notes to the Consolidated Financial Statements on pages 56 and 57 of this Form 10-K.

ITEM 1.   CONTINUED


      PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by Ohio Casualty, West American, American Fire, Avomark, Ohio Security, OCNJ and Ohio Life as a group (collectively, the "Ohio Casualty Group") for the periods indicated.



                                                Ohio Casualty Group
                                                Net Premiums Written
                                                By Line of Business
                                                   (in thousands)

                                           1998             1997             1996              1995             1994
                                      ---------------------------------------------------------------------------------

Auto liability                        $   403,179       $   384,358      $   386,121      $   403,781       $   420,031
Auto physical damage                      257,170           219,870          208,541          207,534           212,005
Homeowners
    multiple peril                        180,697           168,168          166,457          160,444           160,089
Workers' compensation                     100,150            97,176          115,398          140,558           145,641
Commercial
    multiple peril                        157,103           141,931          132,808          131,553           135,595
Other liability                            95,144            96,610          101,688          108,483           112,906
All other lines                           105,668            98,708           97,059           96,842            98,714
Property and casualty
                                      -----------       -----------       -----------      -----------       -----------
    premiums                          $ 1,299,111       $ 1,206,821      $ 1,208,072      $ 1,249,195       $ 1,284,981
                                     ============       ===========       ===========      ===========      ============
Premium finance
    revenues                          $     1,170       $     1,511      $     1,981      $     2,314       $     2,528
                                     ============       ===========       ===========      ===========      ============

Discontinued operations
Statutory premiums:
    Individual life                   $         0       $         0      $         0      $  (126,979)      $    22,238
    Annuity                                     0                 0                0         (195,870)           18,104
    Other                                       0                 6              215          (22,012)            8,606
                                      -----------       -----------       -----------      -----------       -----------

       Total                                    0                 6              215         (344,861)           48,948
FAS 97 adjustments                              0                 0                0           (1,533)          (26,173)
                                      -----------       -----------       -----------      -----------       -----------

Discontinued operations
    revenues                          $         0       $         6      $       215      $  (346,394)      $    22,775
                                     ============       ===========       ===========      ===========      ============



Property and casualty net premiums written increased 7.6% in 1998. This increase includes $31.6 million in net premium written from the acquisition of the Commercial Lines business of GAI. Excluding GAI effects, net premiums written increased 5.5%. This increase is primarily due to the Corporation's successful year in personal auto, homeowners and CMP.

Excluding the effects of the GAI acquisition, New Jersey net premiums written decreased 1.4%, primarily due to a decline in the workers' compensation, general liability and commercial auto lines of business. Ohio and Kentucky net premiums written increased 12.8% and 18.8%, respectively. These results are largely due to the successful growth in our auto and homeowners lines of business.

ITEM 1.   CONTINUED


(C)   NARRATIVE DESCRIPTION OF BUSINESS

The Ohio Casualty Group is represented on a commission basis by approximately 5,433 independent insurance agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Ohio Casualty Group. The 34 claim and 12 underwriting and service offices operated by the Ohio Casualty Group assist these independent agents in producing and servicing the Group's business.

The following table shows consolidated direct premiums written for the Ohio Casualty Group's ten largest states:



                                                Ohio Casualty Group
                                                 Ten Largest States
                                              Direct Premiums Written
                                             From Continuing Operations
                                                   (in thousands)

                            Percent                                 Percent                                Percent
                   1998     of Total                       1997    of Total                       1996     of Total
                   ----     --------                       ----    --------                       ----     --------
New Jersey        $219,518   17.0       New Jersey       $220,588    18.0       New Jersey       $218,553   18.0
Ohio               147,285   11.4       Ohio              132,325    10.8       Ohio              125,675   10.3
Kentucky           120,309    9.3       Pennsylvania      101,341     8.3       Pennsylvania      114,998    9.5
Pennsylvania        96,932    7.5       Kentucky          101,074     8.2       Kentucky           87,002    7.2
Illinois            73,794    5.7       Illinois           63,347     5.2       Illinois           60,311    5.0
Indiana             65,681    5.1       Maryland           54,415     4.4       Maryland           52,204    4.3
Maryland            41,526    3.2       Indiana            46,660     3.8       Indiana            50,560    4.2
Texas               40,537    3.1       Texas              42,005     3.4       Texas              37,678    3.1
North Carolina      37,856    2.9       Florida            37,383     3.0       Florida            36,995    3.0
Florida             32,649    2.5       North Carolina     34,570     2.8       North Carolina     34,108    2.8
                 ---------  -----                       ---------   -----                       --------- ------
                  $876,087   67.7                        $833,708    67.9                        $818,084   67.4
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

ITEM 1.   CONTINUED

The following table sets forth the carrying values and other data of the consolidated invested assets of the Ohio Casualty Group as of the end of the years indicated:



                                                Ohio Casualty Group
                                          Distribution of Invested Assets
                                                   (in millions)
                                 1998
                                Average                     % of                      % of                      % of
                                Rating         1998         Total         1997        Total        1996         Total
                                --------- -------------- ----------- ------------- ---------- ------------- ---------
U.S. government                  AAA         $   79.8         2.2     $    69.8         2.2     $   82.5         2.7
Tax exempt bonds
    and notes                    AA+            839.6        23.3         875.7        27.8        794.5        25.8
Debt securities
    issued by foreign
    governments                  A+               3.6         0.1           3.5         0.1          3.3         0.1
Corporate securities             BBB+         1,117.5        31.0         929.9        29.5        983.7        32.0
Mortgage backed
    securities
       U.S. government           AAA              6.3         0.2          17.6         0.6        176.9         5.8
       Other                     AA+            369.1        10.2         329.5        10.4        270.0         8.8
                                             --------     -------     ---------     -------     --------      ------
Total bonds                      A+           2,415.9        67.0       2,226.0        70.6      2,310.9        75.2

Common stocks                                   919.8        25.5         853.9        27.1        713.4        23.2
Preferred stocks                                  5.1         0.2           5.6         0.2          7.8         0.2
                                             --------     -------     ---------     -------     --------      ------
Total stocks                                    924.9        25.7         859.5        27.3        721.2        23.4

Short-term                                      262.9         7.3          65.9         2.1         41.5         1.4
                                             --------     -------     ---------     -------     --------      ------
Total investments                            $3,603.7       100.0      $3,151.4       100.0     $3,073.6       100.0
                                             ========     =======     =========     =======     ========      ======

Total market value
    of investments                           $3,603.7                  $3,151.4                 $3,073.6
                                             ========                 =========                 ========

Total amortized cost
    of investments                           $2,815.8                  $2,453.8                 $2,564.8
                                             ========                 =========                 ========



The consolidated fixed income portfolio (identified as "Total Bonds" in the foregoing table) of the Ohio Casualty Group had a weighted average rating of "A+" and an average stated maturity of 10.3 years as of December 31, 1998.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:


                                                           1998                 1997                 1996
                                                           ----                 ----                 ----
Below investment grade securities:
      Carrying value                                     $207.3               $141.4               $184.6
      Amortized cost                                      208.8                135.6                180.0

Unrated securities:
      Carrying value                                     $281.8               $242.8               $315.4
      Amortized cost                                      264.8                228.6                308.3


ITEM 1.   CONTINUED

Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:



                                                           1998                 1997                 1996
                                                           ----                 ----                 ----
Below investment grade securities at
      carrying value                                     $207.3               $141.4               $184.6

Other rating agencies categorizing
      unrated securities as below
      investment grade                                      7.7                  8.1                 27.3
                                                      ---------            ---------             --------

Below investment grade securities at
      carrying value                                     $215.0               $149.5               $211.9


All of the Corporation's below investment grade investments (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 63 corporate borrowers in approximately 42 industries. At December 31, 1998, the market value of the Corporation's five largest investments in below investment grade securities totaled $35.5 million, and had an approximate amortized cost of $36.1 million. None of these holdings individually exceeded $10.3 million.

At December 31, 1998, the fixed income portfolio relating to property and casualty operations totaled $2.4 billion which consisted of 91.1% investment grade securities and 8.9% below investment grade and/or unrated securities. At December 31, 1998, the fixed income portfolio relating to discontinued operations totaled $9.4 million, all of which are classified as investment grade securities.

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

Yield (based on cost of investments) for the taxable fixed income portfolio was 8.9% and 8.6% at December 31, 1998 and 1997, respectively. Below investment grade securities were yielding 8.8% and 9.3% at December 31, 1998 and 1997, respectively, while investment grade securities were yielding 8.9% in 1998 and 8.5% in 1997. Yield for tax exempt securities was 6.0% and 6.2% at December 31, 1998 and 1997, respectively, however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies.

The Corporation remains committed to a diversified common stock portfolio. As of December 31, 1998, the portfolio consisted of 58 separate issues, diversified across 42 different industries; and the largest single position was 13.2% of the portfolio. The portfolio strategy with respect to common stocks has been to invest in companies whose stocks have below average valuations, yet above average growth prospects.

ITEM 1.   CONTINUED

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in
Item 14, Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 49 and 50 of this Form 10-K.

Purchases of taxable fixed income securities in 1998 were as follows: $172.5 million of investment grade securities, $119.1 million of high yield securities and $54.4 million of unrated securities. Purchases of tax-exempt and equity securities in 1998 totaled $121.3 million and $32.5 million, respectively.

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 1998 were as follows: $274.9 million of investment grade securities, $58.7 million of high yield securities and $94.0 million of unrated securities. Dispositions of tax-exempt and equity securities in 1998 totaled $133.8 million and $73.1 million, respectively.

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in Item 14, Note 17 on pages 58 and 59 of this Form 10-K, we have an interest rate swap with Chase Manhattan Bank covering $15.0 million of the outstanding balance of the revolving line of credit. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan.

Consolidated net realized investment gains (before taxes) in 1998 totaled $14.4 million, $.44 per share. Included in this amount are approximately $8.1 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

      SHARE REPURCHASES

During 1990 the Board of Directors of Ohio Casualty Corporation authorized the additional purchase of as many as 3,000,000 (as adjusted for 1994 stock split) shares of its common stock through open market or privately negotiated transactions. In November 1997, the Board of Directors authorized an additional 1,500,000 shares to be repurchased and again in 1998 an additional authorization of 1,400,000 shares. During 1998, 2,362,900 shares were repurchased for $100 million. This compares with 1,544,688 shares repurchased in 1997 for $64.9 million and 264,600 shares repurchased in 1996 for $9.2 million. This brings the remaining repurchase authorization to 1,063,912 shares as of December 31, 1998.

      LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of

ITEM 1.   CONTINUED

increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1997, 1996 and 1995 were reduced in the subsequent year as shown below:



                             Accident Year Loss and Loss Adjustment Expense Liabilities
                                             Subsequent Year Adjustment
                                                   (in millions)
                                                            1997            1996             1995
                                                            ----            ----             ----

                       Property                              $12             $  2             $27
                       Auto                                   24               12              14
                       Workers' compensation
                            and other liability                5                6              37
                                                            -----            -----           -----
                       Total reduction                       $41              $20             $78
                                                            =====            =====           =====



The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns could have a material adverse impact on the Corporation's results. In 1998, 1997 and 1996 there were 37, 25 and 41 catastrophes, respectively. The largest catastrophe in each year was $7.3 million, $4.6 million and $13.7 million in incurred losses. Additional catastrophes with over $1.0 million in incurred losses number 14, 3 and 10 in 1998, 1997 and 1996, respectively. For additional discussion of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 54 and 55 of this Form 10-K.

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

The following tables present an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in
Item 14, Notes 1H, Accounting Policies and 9, Losses and Loss Reserves, in the Notes to Consolidated Financial Statements on pages 48 and 54 and 55 of this Form 10-K.



ITEM 1.   CONTINUED

                        Reconciliation of Liabilities for Losses and Loss Adjustment Expense
                                                   (in thousands)

                                                        1998                  1997                  1996
                                                        ----                  ----                  ----
Net liabilities, beginning of year                    $1,421,804            $1,486,622            $1,557,065
Addition related to acquisition                          483,938                     0                     0
Provision for current accident year
     claims                                              989,114               922,065             1,009,086
Increase (decrease)in provisions for
     prior accident year claims                          (66,119)              (53,615)              (76,920)
                                                      -----------           -----------           -----------
                                                         922,995               868,450               932,166
Payments for claims occurring during:
     Current accident year                               513,292               448,402               515,025
     Prior accident years                                449,802               484,866               487,584
                                                      -----------           -----------           -----------
                                                         963,094               933,268             1,002,609

Net liabilities, end of year                           1,865,643             1,421,804             1,486,622
Reinsurance recoverable                                   91,296                62,003                70,048
                                                      -----------           -----------           -----------
Gross liabilities, end of year                        $1,956,939            $1,483,807            $1,556,670
                                                      ===========           ===========           ===========


ITEM 1.   CONTINUED


Analysis of Development of Loss and Loss Adjustment Expense Liabilities
(In thousands)



Year Ended December 31            1988          1989           1990          1991         1992         1993          1994
----------------------            ----          ----           ----          ----         ----         ----          ----
Net liability as originally
  estimated:                    $ 1,252,404  $ 1,370,054   $ 1,483,985  $ 1,566,139  $ 1,673,868   $ 1,693,551  $ 1,606,487

Life Operations Liability                                                                    663           656          961

P&C Operations Liability        $ 1,252,404  $ 1,370,054   $ 1,483,985  $ 1,566,139  $ 1,673,205   $ 1,692,895  $ 1,605,526

Net cumulative payments as of:
  One year later                    440,173      489,562       506,246      526,973      561,133       533,634      510,219
  Two years later                   695,364      745,766       783,948      822,634      869,620       833,399      803,273
  Three years later                 845,472      902,081       955,666    1,007,189    1,060,433     1,017,893      997,027
  Four years later                  937,034    1,000,299     1,063,507    1,123,591    1,176,831     1,147,266    1,106,361
  Five years later                  996,353    1,061,173     1,131,012    1,201,317    1,264,900     1,218,916
  Six years later                 1,033,508    1,100,683     1,182,110    1,266,605    1,316,756
  Seven years later               1,055,972    1,134,145     1,235,315    1,302,313
  Eight years later               1,078,561    1,177,259     1,262,187
  Nine years later                1,112,120    1,195,615
  Ten years later                 1,124,964

Gross cumulative payments as of:
  One year later                                                                         586,869       547,377      522,811
  Two years later                                                                        904,911       859,142      827,232
  Three years later                                                                    1,107,980     1,051,915    1,030,701
  Four years later                                                                     1,231,386     1,190,466    1,158,798
  Five years later                                                                     1,328,478     1,278,602
  Six years later                                                                      1,394,890








Year Ended December 31                 1995          1996         1997          1998
----------------------                 ----          ----         ----          ----
Net liability as originally
  estimated:                       $ 1,557,065  $ 1,486,622   $ 1,421,804  $ 1,865,643

Life Operations Liability                3,934        3,722           100           98

P&C Operations Liability           $ 1,553,131  $ 1,482,900   $ 1,421,704  $ 1,865,545

Net cumulative payments as of:
  One year later                       486,168      483,574       449,802
  Two years later                      772,670      747,374
  Three years later                    944,294
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                       500,150      498,274       469,933
  Two years later                      798,078      781,853
  Three years later                    988,674
  Four years later
  Five years later
  Six years later




ITEM 1.   CONTINUED


Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)
(In thousands)

Year Ended December 31              1988          1989         1990          1991         1992         1993          1994
----------------------              ----          ----         ----          ----         ----         ----          ----

Net liability re-estimated as of:
  One year later                  1,179,052    1,285,233     1,403,172    1,515,129    1,601,406     1,539,178    1,500,528
  Two years later                 1,175,861    1,299,428     1,407,197    1,500,890    1,555,452     1,510,943    1,501,530
  Three years later               1,193,127    1,296,215     1,388,381    1,467,256    1,524,054     1,515,114    1,486,455
  Four years later                1,195,712    1,281,246     1,368,530    1,449,789    1,559,492     1,525,493    1,507,331
  Five years later                1,186,680    1,268,193     1,366,676    1,498,881    1,561,763     1,551,024
  Six years later                 1,178,126    1,270,734     1,423,277    1,499,009    1,588,063
  Seven years later               1,184,233    1,327,228     1,420,105    1,526,136
  Eight years later               1,233,809    1,325,938     1,444,589
  Nine years later                1,230,778    1,342,741
  Ten years later                 1,242,601

Decrease (increase) in
  original estimates:            $    9,803   $   27,313    $   39,396   $   40,003   $   85,142    $  141,871   $   98,196

Net liability as originally
   estimated:                                                                         $1,673,205    $1,692,895   $1,605,526

Reinsurance recoverable on
   unpaid losses and LAE                                                                  80,114        75,738       65,336

Gross liability as originally
   estimated:                                                                         $1,753,982    $1,769,289   $1,671,823

Life Operations Liability                                                                    663           656          961

P&C Operations Liability                                                               1,753,319     1,768,633    1,670,862

One year later                                                                         1,692,044     1,609,429    1,572,435
Two years later                                                                        1,644,586     1,590,205    1,578,905
Three years later                                                                      1,622,842     1,600,667    1,565,580
Four years later                                                                       1,663,734     1,612,300    1,630,314
Five years later                                                                       1,666,556     1,680,806
Six years later                                                                        1,722,897

Decrease (increase) in
   original estimates:                                                                    30,422        87,827       40,548




Year Ended December 31                   1995          1996         1997          1998
----------------------                   ----          ----         ----          ----

Net liability re-estimated as of:
  One year later                       1,474,795    1,427,992     1,355,586
  Two years later                      1,441,081    1,403,059
  Three years later                    1,445,738
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:                $   107,393  $    79,841   $    66,119

Net liability as originally
   estimated:                        $ 1,553,131  $ 1,482,900   $ 1,421,704  $ 1,865,643

Reinsurance recoverable on
   unpaid losses and LAE                  71,066       64,695        59,952       80,215

Gross liability as originally
   estimated:                        $ 1,631,184  $ 1,556,670   $ 1,483,807  $ 1,956,939

Life Operations Liability                  6,987        9,075         2,150       11,081

P&C Operations Liability               1,624,197    1,547,595     1,481,657    1,945,858

One year later                         1,544,461    1,496,100     1,447,044
Two years later                        1,515,032    1,507,365
Three years later                      1,561,675
Four years later
Five years later
Six years later

Decrease (increase) in
   original estimates:                    62,522       40,230        34,613



ITEM 1.   CONTINUED

      REINSURANCE

In order to preserve capital and shareholder value, Ohio Casualty Corporation purchases reinsurance to protect the Corporation against large or catastrophic losses. As a result of the Corporation's acquisition of the majority of the commercial lines division of Great American Insurance Company, the Corporation's reinsurance program was expanded to address the additional concentrations of underwriting exposures. The Property Per Risk contract covers Ohio Casualty in the event that an insured sustains a property loss in excess of $1.0 million in a single insured event. Property reinsurance covers $29.0 million in excess of the retention. The Casualty Per Occurrence contract covers the Corporation in the event an insured sustains a liability loss in excess of $1.0 million in a single insured event. Workers' compensation, umbrella and other casualty reinsurance covers $100.0 million, $50.0 million and $24.0 million, respectively, in excess of the retention. The Corporation also carries various facultative reinsurance contracts protecting against certain individual risks.

The Catastrophe reinsurance contract protects the Corporation against an accumulation of losses arising from one defined catastrophic occurrence or series of events. The 1999 catastrophe program, similar to 1998, provides $150.0 million coverage in excess of the Corporation's $25.0 million retention. In 1998, a portion of the catastrophe program was again renewed with a multi-year placement. The multi-year placements maintain rates, continuity and each reinsurers' overall share of the program. Over the last twenty years, there were two events that triggered coverage under our catastrophe reinsurance contract. Losses and loss adjustment expenses from the Oakland Fires in 1991 and Hurricane Andrew in 1992 totaled $35.6 million and $29.8 million, respectively. Both of these losses exceeded our prior retention amount of $13.0 million. The Corporation recovered $33.9 million from reinsurers as a result of these events. Our reinsurance limits are designed to cover exposure to a catastrophic event expected to occur once every 300 years.

Reinsurance contracts do not relieve the Corporation of its obligation to the policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. Since the Corporation's reinsurance protection is an important component in our financial plan, we closely monitor the financial health and claims settlement performance of each of our reinsurers. Annually, financial statements are reviewed and various ratios calculated to identify reinsurers who have ceased to meet our high standards of financial strength. If any reinsurers fail these tests, they are removed from the program at renewal. Currently, all domestic reinsurers have an AM Best rating of A or better, and the financial condition of all international reinsurers meet the Corporation's high standards. Additionally, the Corporation utilizes a large base of reinsurers to mitigate its concentration risk. In 1998 and 1997, no reinsurer accounted for more than 10% of total ceded premiums. In 1996, only three reinsurers exceeded 10% of total ceded premiums: Everest Reinsurance Company, MidOcean Reinsurance Company and Kemper Reinsurance Company accounted for 16.79%, 10.65% and 10.52% of total ceded premiums, respectively. As a result of the Corporation's controls over reinsurance, uncollectible amounts have not been significant.

      COMPETITION

More than 2,400 property and casualty insurance companies compete in the United States and no one company or company group has a market share greater than approximately 12.6%. The Ohio Casualty Group ranked as the forty-fourth largest property and casualty insurance groups in the United States based on net insurance premiums written in 1997, the latest year for which statistics are available. The Ohio Casualty Group competes with other companies on the basis of service, price and coverage.
                                       14

ITEM 1.   CONTINUED

      STATE INSURANCE REGULATION

GENERAL. The Corporation and the Ohio Casualty Group are subject to regulation under the insurance statutes, including the holding company statutes, of various states. Ohio Casualty, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Ohio Casualty Group is authorized to transact the business of insurance in the District of Columbia and all states. The Ohio Casualty Group is subject to examination of their affairs by the insurance departments of the jurisdictions in which they are licensed.

State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain material intercorporate transfers of assets within the holding company structure. Under applicable provisions of the Indiana insurance statutes ("Indiana Insurance Law") and the Ohio insurance statutes (the "Ohio Insurance Law"), a person would not be permitted to acquire direct or indirect control of the Corporation or any of the Ohio Casualty Group companies domiciled in such state, unless such person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance, respectively, for such acquisition. For the purposes of the Indiana Insurance Law and the Ohio Insurance Law, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired " control " of such company.

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California assessed the Corporation $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permits reduction of the rollback due to actual commissions and premium taxes paid. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest.

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Corporation expected the commissioner to rule sometime after the election in November, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Corporation would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Corporation's Constitutional argument that this rollback is confiscatory. Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $48.0 million at December 31, 1998.

ITEM 1.   CONTINUED

The Corporation will continue to challenge the validity of any rollback. To date, the Corporation has paid $4.8 million in legal costs related to the withdrawal, Proposition 103, and Fair Plan assessments.

In December 1992, the Corporation stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the group.

The State of New Jersey has historically been a profitable state for the Corporation. In recent years, however, the legislative environment in that state has become more difficult. Due to legislative rules and regulations designed to make insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. New Jersey passed the Fair Automobile Insurance Reform Act which was an eight year assessment that began in 1990 and ended in 1997. In order to meet our state imposed assessment obligations under the Fair Automobile Insurance Reform Act the Corporation has incurred expenses of $3.3 million in 1997 and $3.6 million in 1996. The Corporation's future obligations related to this act are minimal as only true-up payments of less than $.1 million were made in 1998 and remaining future true-ups are anticipated to be immaterial to the Corporation's results of operations, financial position and liquidity in future years.

The Unsatisfied Claim and Judgment Fund is another assessment made by the State of New Jersey. This assessment is based upon estimated future direct premium written in that state. The Corporation has paid $3.4 million in 1999 for fiscal year 2000 assessment and has paid $3.2 million, $4.2 million and $4.4 million in 1998, 1997 and 1996, respectively. The Corporation anticipates the future assessments to be between $3.0 and $4.0 million dollars annually. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.

Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The bill was passed by the Assembly and signed by the governor. The reform bill becomes effective on March 22, 1999. The anticipated impact on the Corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies but the degree of offset, if any, is uncertain at present. As of December 31, 1998, the Corporation had personal auto net premium written of $114.5 million or 53.1% of total premium that the Corporation writes in New Jersey. The maximum impact of this reform bill on the Corporation would have been a decrease in premium of $17.2 million for the year ended December 31, 1998 if all policyholders made this election on their policies.

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

ITEM 1.   CONTINUED

Beginning in 1994, the NAIC required inclusion of a risk-based capital calculation in the Annual Statements. The risk-based capital model is used to establish standards which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies are in excess of levels that would require regulatory action.

The States of Ohio and Indiana have adopted the NAIC model law limiting dividend payments by insurance companies. This law allows dividends to equal the greater of 10% of policyholders' surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. For 1998, $112.1 million of policyholders' surplus is not subject to restrictions or prior dividend approval.

      EMPLOYEES

At December 31, 1998, the Ohio Casualty Group had approximately 4,050 employees of which approximately 1,370 were located in Hamilton, Ohio.

      YEAR 2000

The Corporation is proceeding on schedule in its phased approach to convert its computer systems to be Year 2000 compliant. The four phases included in this approach are: awareness, planning, execution/testing and compliance. Two of the phases, awareness and planning, are complete and the execution/testing and compliance phases are substantially complete with only one system left to be tested.

The Corporation began the awareness phase early in the 1990s, recognizing that its systems and applications would need significant changes. From that time forward all system development and major enhancements to existing systems took Year 2000 processing requirements into consideration. This approach resulted in some of our systems being converted and compliant long before there was any business requirement or exposure to processing problems.

During 1995, the Information Systems Department (I/S) began the planning phase. At that time Year 2000 compliance became a priority project with Project Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to outline that the conversion was completed on time. The Corporation is currently on schedule with this action plan.

As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which includes addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. The Corporation's LPAR has a dedicated processor, disk and tape storage. In this environment, data can be migrated forward and tested as the internal date in the computer is changed to critical dates in 1999 and 2000. This provides an excellent environment to test applications, system software and hardware. This involves individual and integrated compliance testing. The first step verifies that the systems are compliant when they run independently. The

ITEM 1.   CONTINUED

second step verifies compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas are required to undergo LPAR compliance testing. At this time, the auto, commercial lines, claims, personal property and human resource systems have completed the LPAR compliance testing. The Corporation's management/financial reporting system area has substantially completed LPAR compliance testing with only one internal management reporting system left to be tested. This is targeted for completion by the end of the first quarter 1999.

Following the completion of LPAR compliance testing, all systems will undergo integrated testing of the production environment. Contingency plans include compliance reverification of this integrated test early in the third quarter of 1999 and again early in the fourth quarter of 1999.

As of December 31, 1998, the total amount spent to date for I/S related costs on the Year 2000 project is $2.3 million and the Corporation anticipates minimal additional I/S related expenses to complete our efforts. These amounts do not include any costs associated with efforts made to contact third parties or related to contingency planning. As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation to date has not had to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make substantial expenditures to address Year 2000 compliance in the future.

During 1997, the Corporation began the compliance phase. The Year 2000 team is currently in the process of identifying all significant vendors, suppliers and agents of the Corporation and is completing the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation will continue to monitor the Year 2000 status of these entities and develop contingency plans to reduce the possible disruption in business operations that may result from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Identification and initial contact for all significant third-parties is expected to be complete by the first quarter of 1999 with follow-up reviews scheduled throughout 1999. Should a third-party with whom the Corporation transacts business have a system failure due to not being Year 2000 compliant, the Corporation believes this could result in a delay in processing or reporting transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's intention to develop contingency plans to respond to these potential system failures by such third parties.

The Corporation is also addressing non information technology (non-IT) to ensure Year 2000 compliance. At December 31, 1998, the Year 2000 team had completed a preliminary assessment of the non-IT assets. The team identified the material items that have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The team reported on the identified non-IT assets in December 1998 to the Corporation's Executive Management Team. Remediation and contingency planning is scheduled throughout 1999 with regular updates required to be given to the Executive Management Team.

The Corporation is currently assessing the status of Year 2000 readiness of the business and assets that it acquired in the acquisition of substantially all the Commercial Lines Division of Great American Insurance Company on December 1, 1998. For a period of at least 24 months

ITEM 1.   CONTINUED

from the date of the acquisition, GAI will provide computer processing and communication services to the Corporation in connection with the acquired business pursuant to an Information Systems Agreement. Thus, the Corporation will be dependent on GAI to address and remediate Year 2000 issues with respect to the information technology systems utilized for the business being acquired by the Corporation. The failure of GAI to satisfactorily correct a material Year 2000 problem in the computer processing systems being used to provide services to the Corporation in connection with the acquired business could result in a material adverse effect on the ability of the Corporation to integrate the acquired business and to operate it on a profitable basis.

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

The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Corporation is managing this concern by directly providing educational information on Year 2000 to insureds and agents; adding clarification and exclusionary language to certain policies; and by adjusting underwriting practices. The Corporation believes that minimal coverage may be interpreted to exist under some current liability and product policies. The Corporation has historically avoided manufacturing risks which produce computer or computer-dependent products.

The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain Year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Corporation is currently addressing the year 2000 issue by attaching the ISO exclusionary language, where approved by regulators, to general liability policies with a rating classification the Corporation believes could potentially have Year 2000 losses. The ISO exclusionary language endorsement is included on all property policies where approved by regulators. These actions should minimize the Corporation's exposure to Year 2000 losses.

Directors and officers could be held liable if a company in their control fails to take necessary actions to address any Year 2000 problems and that failure results in a material financial loss to the Company. The Corporation has written directors' and officers' liability policies since 1995, with approximately $.5 million in premiums written in 1998. The Corporation is managing its D&O Year 2000 exposure through a combination of underwriting guidelines which address Year 2000 issues in the application process and reinsurance policies which provide coverage for any loss in excess of $.3 million.

Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be "worst-case scenarios" in

ITEM 1.   CONTINUED

which the Corporation could experience interruptions in normal business operations. These "worst-case scenarios" include: disruption or delay in premium and claim processing; disruption in service to customers; litigation for Year 2000 related claims, adverse affects on the Corporation's ability to integrate the acquired business from Great American and loss of electrical, water and other utility services which could result in a disruption in the Corporation's services. The amount of potential liability and lost revenue cannot be reasonably estimated.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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


ITEM 2.   PROPERTIES

The Ohio Casualty Group owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Hamilton, Ohio and Fairfield, Ohio.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 10 and Proposition 103 hearings described on page 15 and 16.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers who are not separately reported in the Corporation's Proxy Statement:

ITEM 4.    CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------

  Barry S. Porter                  62      Chief Financial Officer and Treasurer of The Ohio Casualty
                                           Corporation, The Ohio Casualty Insurance Company, American Fire and
                                           Casualty Company, Ocasco Budget, Inc., The Ohio Life Insurance
                                           Company, The Ohio Security Insurance Company and West American
                                           Insurance Company since 1993.  Chief Financial Officer and Treasurer of Avomark since 1997 and Chief Financial Officer and Treasurer of
                                           Ohio Casualty of New Jersey, Inc. since 1998.

  Thomas A. Hayes                  56      Executive Vice President and Chief Operating Officer of The Ohio
                                           Casualty Insurance Company, The Ohio Security Insurance Company,
                                           American Fire and Casualty Company, and West American Insurance
                                           Company since 1998, prior thereto, Director and Senior Vice President
                                           , Divisional President of Commercial Lines Division of Great American
                                           Insurance Company

  Michael L. Evans                 55      Senior Vice President of The Ohio Casualty Insurance Company, Ohio
                                           Security Insurance Company, The Ohio Life Insurance Company, American
                                           Fire and Casualty Company, West American Insurance Company and Ocasco
                                           Budget, Inc., Executive Vice President of Avomark Insurance Company
                                           and Ohio Casualty of New Jersey, Inc.; prior thereto, Vice President of The Ohio Casualty Corporation and Executive Vice President of The
                                           Ohio Casualty Insurance Company, American Fire and Casualty Company,
                                           Ocasco Budget, Inc., The Ohio Life Insurance Company and Ohio Security
                                           Insurance Company since April 1995; prior thereto, Vice President of
                                           The Ohio Casualty Insurance Company, American Fire and Casualty
                                           Company, Ocasco Budget, Inc., The Ohio Life Insurance Company and West
                                           American Insurance Company.

  John S. Busby                    53      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ohio Security Insurance Company and West
                                           American Insurance Company since May 1991.  Vice President of Avomark
                                           Insurance Company since 1997.

  Donald J. Dehne                  48      Vice President of The Ohio Casualty Insurance Company, American Fire
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

ITEM 4.    CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Steven J. Adams                  44      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; Vice
                                           President of Avomark Insurance Company since 1997; prior thereto,
                                           Assistant Secretary of The Ohio Casualty Insurance Company, American
                                           Fire and Casualty Company, Ocasco Budget, Inc., Ohio Security
                                           Insurance Company and West American Insurance Company; prior thereto,
                                           Commercial Lines Customer Strategist; prior thereto, Imaging
                                           Technology Expert.

  Thomas P. Prentice               46      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company, Ocasco Budget, Inc., Ohio Security Insurance
                                           Company and West American Insurance Company since May 1996; Senior
                                           Vice President of  Avomark; prior thereto, Assistant Secretary of The
                                           Ohio Casualty Insurance Company, American Fire and Casualty Company,
                                           Ocasco Budget, Inc., Ohio Security Insurance Company and West American
                                           Insurance Company; prior thereto, Personal Lines Customer Specialist;
                                           prior thereto, Claims Manager.

  Coy Leonard, Jr.                 54      Senior Vice President of The Ohio Casualty Insurance Company, Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company, Ocasco Budget, Inc., and Vice President of
                                           Avomark Insurance Company; prior thereto, Vice President of The Ohio
                                           Casualty Insurance Company, American Fire and Casualty Company, Ocasco
                                           Budget, Inc., Ohio Security Insurance Company and West American
                                           Insurance Company; prior thereto, Assistant Vice President of The Ohio
                                           Casualty Insurance Company, American Fire and Casualty Company, Ocasco
                                           Budget, Inc., Ohio Security Insurance Company and West American
                                           Insurance Company; prior thereto, Manager of Strategic Planning and
                                           Technology.


ITEM 4.   CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Elizabeth M. Riczko              32      Senior Vice President of The Ohio Casualty Insurance Company, Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company and Vice President of Avomark Insurance
                                           Company; prior thereto, Vice President of The Ohio Casualty Insurance
                                           Company, American Fire and Casualty Company, Ocasco Budget, Inc., Ohio
                                           Security Insurance Company and West American Insurance Company since
                                           May 1996; prior thereto, Assistant Secretary of The Ohio Casualty
                                           Insurance Company, American Fire and Casualty Company, Ocasco Budget,
                                           Inc., Ohio Security Insurance Company and West American Insurance
                                           Company; prior thereto, Corporate Actuarial Manager.

  William E. Minor                 43      Senior Vice President of The Ohio Casualty Insurance Company, Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company, and Vice President of Avomark Insurance
                                           Company; prior thereto, Vice President of The Ohio Casualty Insurance
                                           Company, American Fire and Casualty Company, Ohio Security Insurance
                                           Company and West American Insurance Company since September 1996;
                                           prior thereto, Account Director for Sire/Young and Rubicam.

  Susan D. Dillon                  43      Assistant Vice President of The Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ohio Security Insurance Company
                                           and West American Insurance Company since May 1995; prior thereto,
                                           Branch Manager; prior thereto, Field Representative.

  Jerome S. Runnels                59      Senior Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company and
                                           West American Insurance Company, prior thereto, Vice President of
                                           Claims for Great American Insurance Company

  John J. McGovern                 66      Senior Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company and
                                           West American Insurance Company, prior thereto, Senior Vice President of Great American Insurance Company


ITEM 4.   CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Ralph G. Goode                   53      Senior Vice President of Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, and
                                           West American Insurance Company, Vice President of Avomark Insurance
                                           Company, prior thereto, Vice President of The Ohio Casualty Insurance
                                           Company, Ohio Security Insurance Company, American Fire and Casualty
                                           Company and West American Insurance Company, prior thereto, Assistant
                                           Vice President of The Ohio Casualty Insurance Company, Ohio Security
                                           Insurance Company, American Fire and Casualty Company and West
                                           American Insurance Company

  Barbara F. Aras                  43      Vice President of Ohio Casualty Insurance Company, The Ohio Security
                                           Insurance Company, The Ohio Life Insurance Company, American Fire and
                                           Casualty Company, West American Insurance Company and Ocasco Budget,
                                           Inc., prior thereto, President and CEO of Argus Advisors, LTD, prior thereto, Director of Lexis-Nexis

  Richard B. Kelly                 44      Vice President of Ohio Casualty Insurance Company, The Ohio Security
                                           Insurance Company, The Ohio Life Insurance Company, American Fire and
                                           Casualty Company, West American Insurance Company, Ocasco Budget, Inc.
                                           and Avomark Insurance Company, prior thereto, Assistant Vice President of The Ohio Casualty Insurance Company, Ohio Security Insurance
                                           Company, American Fire and Casualty Company, West American Insurance
                                           Company, Avomark Insurance Company and Ohio Life Insurance Company

  Michael E. Sullivan              36      Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company and
                                           West American Insurance Company, prior thereto, Divisional Senior Vice
                                           President, Divisional Vice President, Divisional Assistant Vice
                                           President and Product Manager of Great American Insurance Company

  Larry Les Chander               51      Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company and
                                           West American Insurance Company, prior thereto, Division Senior Vice
                                           President of Great American Insurance Company


ITEM 4    CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Lloyd E. Geary                   44      Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company and West American Insurance Company, Assistant
                                           Vice President of Avomark Insurance Company, prior thereto, Assistant
                                           Vice President of The Ohio Casualty Insurance Company, American Fire
                                           and Casualty Company and West American Insurance Company, prior thereto, Assistant Secretary of The Ohio Casualty Insurance Company,
                                           West American Insurance Company and Avomark Insurance Company

  William G. Erickson              62      Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company and Avomark Insurance Company

  Ronald R. Hutchison              66      Vice President of The Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company and Avomark Insurance Company, prior thereto, Branch Manager of Orlando, FL.

  John E. Bade, Jr.                44      Vice President of the Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company, and Avomark Insurance Company, prior thereto, Assistant Vice President of Ohio Casualty Insurance Company,
                                           American Fire and Casualty Company, Ohio Security Insurance Company,
                                           West American Insurance Company and Avomark Insurance Company, prior thereto, Branch Manager of Greensboro, NC

  Harry E. Hunter                  50      Vice President of the Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, West
                                           American Insurance Company, Avomark Insurance Company and Ohio
                                           Casualty of New Jersey, Inc. prior thereto, Assistant Vice President of The Ohio Casualty Insurance Company, American Fire and Casualty
                                           Company, and West American Insurance Company, prior thereto, Branch
                                           Manager of Grand Rapids, MI

  Jeffery L. Haniewich             52      Vice President of the Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, and
                                           West American Insurance company, prior thereto, Divisional Senior Vice
                                           President of Great American Insurance Company


ITEM 4.   CONTINUED


                                                                  Position with Company and/or
                                                               Principal Occupation or Employment
  Name                          Age (1)                              During Last Five Years
  ----                          -------                              ----------------------
  Lisa A. Hays                     31      Assistant Vice President of Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, and
                                           West American Insurance Company; prior thereto, Divisional Assistant
                                           Vice President of Great American Insurance Company

  Joseph L. Dzigiel                36      Assistant Vice President of Ohio Casualty Insurance Company, The Ohio
                                           Security Insurance Company, American Fire and Casualty Company, and
                                           West American Insurance Company, prior thereto, Assistant Vice
                                           President of Great American Insurance Company, prior thereto,
                                           Automation Manager of Great American Insurance Company, prior thereto,
                                           Marketing Manager of Great American Insurance Company, prior thereto,
                                           Agency of Operations of Great American Insurance Company


---------------------------------------
(1)   Ages listed are as of the annual meeting.



                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

See Item 14, on pages 29, 30 and 33 of this Form 10-K.


ITEM 6.      SELECTED FINANCIAL DATA

See Item 14, on pages 31 and 32 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Item 14, on pages 33-43 of this Form 10-K.


             SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

The Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this report that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and uncertainties that may affect operations, performance, development and results of the Corporation's business and the results of the acquisition described herein,

ITEM 7.   CONTINUED

include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability of pricing reinsurance; litigation and administrative proceedings; Year 2000 issues, including the Corporation's ability to successfully identify and remediate Year 2000 system issues with its own IT and non-IT assets, the ability of third parties with which the Corporation has business relationships to address and resolve their Year 2000 issues and the ability of the Corporation to identify these third party issues; Year 2000 issues relating to the commercial lines business acquired from the Great American Insurance Company and the ability of the Corporation to implement appropriate contingency plans to address Year 2000 problems which are not successfully remediated; ability of Ohio Casualty to integrate the acquired business and to retain the acquired insurance business; and general economic and market conditions.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 14, on page 40 of this Form 10-K.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
(See Index to Financial Statements attached hereto.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See pages 5 through 7 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1998 and Executive Officers of the Registrant separately captioned under Part I of this annual report.


ITEM 11.     EXECUTIVE COMPENSATION

See pages 8 through 15 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1998.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See pages 1 through 5 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1998.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See page 7 of the Proxy Statement of the Board of Directors for the fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS FORM AND REGULATION S-X

ITEM 14.   CONTINUED

SHAREHOLDER INFORMATION


ANNUAL MEETING

      The Annual Meeting of Shareholders will be held at 10:30 a.m. on Wednesday, April 21 1999, in the Ohio Casualty University Auditorium of the Ohio Casualty Group Fairfield facility, 9450 Seward Road, Fairfield, OH 45014. Please note this change in location from years past.

AUTOMATIC DIVIDEND REINVESTMENT PLAN

      The Corporation offers an automatic dividend reinvestment plan for all registered holders of common stock. Under the plan, shareholders may reinvest their dividends to buy additional shares of common stock, and may also make voluntary cash payments of up to $60,000 yearly toward the purchase of Ohio Casualty shares. Participation is entirely voluntary. More information on the plan can be obtained by contacting the Transfer Agent listed below.

FORM 10-K ANNUAL REPORT

      The Form 10-K Annual Report for 1998, as filed with the Securities and Exchange Commission, is available without charge upon written request to:

Ohio Casualty Corporation
Office of the Chief Financial Officer
136 N. Third St.
Hamilton, OH 45025

TRANSFER AGENT AND REGISTRAR

First Chicago Trust Company of New York, a division of EquiServe
P. O. Box 2500
Jersey City, NJ  07303-2500
1-800-317-4445

VISIT THE OHIO CASUALTY GROUP INTERNET WEB SITE

www.ocas.com

The site includes current financial data about Ohio Casualty Group as well as other Corporate and product information.


1999 ANTICIPATED DIVIDEND SCHEDULE                                            DIVIDENDS PER SHARE
                                                                                 (in thousands)
Declaration Date         Record Date             Payable Date
-------------------------------------------------------------------------------------------------
                                                                                1998    $1.76
February 18, 1999        March 1, 1999           March 10, 1999                 1997    $1.68
May 20, 1999             June 1, 1999            June 10, 1999                  1996    $1.60
August 19, 1999          September 1, 1999       September 10, 1999             1995    $1.52
November 18, 1999        December 1, 1999        December 10, 1999              1994    $1.46


ITEM 14.   CONTINUED

Ohio Casualty Corporation & Subsidiaries
FINANCIAL HIGHLIGHTS

(IN THOUSANDS)                                                    1998           1997            1996
======================================================================================================

Premiums and finance
     charges earned                                        $ 1,268,824    $ 1,208,974     $ 1,226,651
Investment income,
     less expenses                                             169,024        177,700         183,308
Income before investment
     gains                                                      73,644         97,406          64,941
Realized investment gains,
     after taxes                                                 9,367         32,986          32,287
Income from discontinued
     operations                                                  1,916          8,655           5,229
Net income                                                      84,927        139,047         102,457
Property and casualty
     combined ratio                                              107.2%         105.3%          109.5%

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE
Income before investment
     gains                                                 $      2.24    $      2.85     $      1.85
Realized investment gains,
     after taxes                                                  0.28           0.96            0.91
Income from discontinued
     operations                                                   0.06           0.25            0.15
Net income                                                        2.58           4.06            2.91
Book value                                                       42.25          39.11           33.44
Dividends                                                         1.76           1.68            1.60

FINANCIAL CONDITION
Assets                                                     $ 4,802,264    $ 3,778,782     $ 3,889,981
Shareholders' equity                                         1,320,981      1,314,829       1,175,100

Average shares
     outstanding - basic                                        32,904         34,228          35,247
Average shares
     outstanding - diluted                                      32,935         34,257          35,254
Shares outstanding
     on December 31                                             31,269         33,622          35,141
Number of shareholders                                           6,100          6,200           6,500



ITEM 14.  CONTINUED
OHIO CASUALTY CORPORATION & SUBSIDIARIES
TEN-YEAR SUMMARY OF OPERATIONS
(IN MILLIONS)                                                           1998            1997             1996            1995
====================================================================================================================================

CONSOLIDATED OPERATIONS

Income after taxes
      Operating income                                               $   73.6        $   97.4        $   64.9        $   91.4
      Realized investment gains (losses)                                  9.4            33.0            32.3             4.0
------------------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                  83.0           130.4            97.2            95.4
      Discontinued operations                                             1.9             8.7             5.3             4.3
      Cumulative effect of accounting changes                             0.0             0.0             0.0             0.0
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                                         84.9           139.1           102.5            99.7
====================================================================================================================================

Income after taxes per average share outstanding - BASIC
      Operating income                                                    2.24            2.85            1.85            2.56
      Realized investment gains (losses)                                  0.28            0.96            0.91            0.11
      Discontinued operations                                             0.06            0.25            0.15            0.12
      Cumulative effect of accounting changes                             0.00            0.00            0.00            0.00
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                                          2.58            4.06            2.91            2.79
====================================================================================================================================

      Average shares outstanding - BASIC                                 32.9            34.2            35.2            35.8

Income after taxes per average share outstanding - DILUTED
      Operating income                                                    2.24            2.85            1.85            2.56
      Realized investment gains (losses)                                  0.28            0.96            0.91            0.11
      Discontinued operations                                             0.06            0.25            0.15            0.12
      Cumulative effect of accounting changes                             0.00            0.00            0.00            0.00
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                                          2.58            4.06            2.91            2.79
====================================================================================================================================

      Average shares outstanding -DILUTED                                32.9            34.3            35.3            35.8

      Total assets                                                    4,802.3         3,778.8         3,890.0         3,980.1
      Shareholders' equity                                            1,321.0         1,314.8         1,175.1         1,111.0
      Book value per share                                               42.25           39.11           33.44           31.39
      Dividends paid per share                                            1.76            1.68            1.60            1.52
      Percent increase over previous year                                 4.8%            5.0%            5.3%            4.1%

PROPERTY AND CASUALTY OPERATIONS

      Net premiums written                                            1,299.6         1,207.6         1,209.0         1,250.6
      Net premiums earned                                             1,267.8         1,204.3         1,223.4         1,264.6
      GAAP underwriting gain (loss) before taxes                        (74.1)          (49.6)         (112.2)          (68.8)

      Loss ratio                                                         63.7%           62.7%           66.5%           61.2%
      Loss expense ratio                                                  9.1%            9.4%            9.7%           10.2%
      Underwriting expense ratio                                         34.4%           33.2%           33.3%           32.6%
      Combined ratio                                                    107.2%          105.3%          109.5%          104.0%

      Investment income before taxes                                    164.8           172.4           179.4           184.6
      Per average share outstanding                                       5.01            5.04            5.09            5.16

      Property and casualty reserves
         Unearned premiums                                              668.6           494.9           491.4           505.8
         Losses                                                       1,580.6         1,174.5         1,215.8         1,268.1
         Loss adjustment expense                                        376.3           307.2           331.8           356.1

      Statutory policyholders' surplus                                1,027.1         1,109.5           984.9           876.9





                                                                                                      10-Year Compound
          1994            1993            1992            1991            1990            1989         Annual Growth
=============================================================================================================================


       $   77.1        $   51.5        $   57.8        $   99.1        $   94.6        $  109.3               (5.9)%
           14.2            28.7            35.1             9.8            (8.7)          (10.5)               0.0 %
-----------------------------------------------------------------------------------------------------------------------------
           91.3            80.2            92.9           108.9            85.9            98.8               (3.7)%
            5.9             6.8             4.1            (1.0)           (1.8)            2.7              (12.2)%
           (0.3)            0.0             1.5             0.0             0.0             0.0                0.0 %
-----------------------------------------------------------------------------------------------------------------------------
           96.9            87.0            98.5           107.9            84.1           101.5               (4.0)%
=============================================================================================================================


            2.14            1.43            1.60            2.77            2.47            2.56              (3.2)%
            0.40            0.80            0.98            0.27           (0.23)          (0.25)              0.0 %
            0.16            0.19            0.12           (0.03)          (0.05)           0.06              (9.3)%
           (0.01)           0.00            0.04            0.00            0.00            0.00               0.0 %
-----------------------------------------------------------------------------------------------------------------------------
            2.69            2.42            2.74            3.01            2.19            2.37              (1.3)%
=============================================================================================================================

           36.0            36.0            36.0            35.8            38.4            42.8               (2.8)%


            2.14            1.43            1.60            2.76            2.47            2.55              (3.2)%
            0.40            0.79            0.98            0.27           (0.23)          (0.25)              0.0 %
            0.16            0.19            0.12           (0.03)          (0.05)           0.06              (9.3)%
           (0.01)           0.00            0.04            0.00            0.00            0.00               0.0 %
-----------------------------------------------------------------------------------------------------------------------------
            2.69            2.41            2.74            3.00            2.19            2.36              (1.3)%
=============================================================================================================================

           36.0            36.0            36.0            35.9            38.5            42.9               (2.8)%

        3,739.0         3,816.8         3,760.7         3,531.3         3,252.9         3,145.7                5.1 %
          850.8           862.3           825.2           774.5           651.2           775.0                6.3 %
           23.64           23.93           23.43           21.58           18.19           18.46               9.8 %
            1.46            1.42            1.34            1.24            1.16            1.04               6.5 %
            2.8%            6.0%            8.1%            6.9%           11.5%           10.6%              (8.7)%



        1,286.4         1,306.0         1,508.5         1,492.3         1,468.4         1,377.6               (0.4)%
        1,297.7         1,379.4         1,517.6         1,469.1         1,438.0         1,364.2               (0.5)%
          (92.9)         (147.3)         (130.8)          (74.5)          (79.4)          (62.6)              16.3 %

           61.6%           64.9%           63.7%           60.4%           61.4%           58.4%
           10.0%           11.8%           10.8%           10.6%           10.9%           12.1%
           32.2%           33.6%           33.5%           33.9%           33.0%           33.2%
          103.8%          110.3%          108.0%          104.9%          105.3%          103.7%

          183.8           190.4           194.6           191.6           176.7           187.7               (0.3)%
            5.10            5.29            5.41            5.34            4.59            4.38               2.6 %


          517.8           529.6           596.1           605.2           582.0           551.6                2.2 %
        1,303.6         1,378.0         1,309.2         1,216.1         1,148.9         1,061.5                4.9 %
          367.3           390.6           364.0           350.0           335.1           308.5                3.3 %

          660.0           713.6           674.2           643.4           465.8           531.6                8.6 %


ITEM 14.  CONTINUED
                       MANAGEMENT'S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS
         Net income decreased 38.9% for 1998 to $84.9 million or $2.58 per share while the combined ratio increased by 1.9 points to 107.2%. Losses were negatively impacted by catastrophes with $44.6 million of catastrophe losses in 1998 versus $21.4 million in 1997 and $62.2 million in 1996. Underwriting expenses, as a percentage of earned premium, increased by 2.0% in 1998 compared with increases of under 1% for both 1997 and 1996. General operating expenses, a component of underwriting expenses, have increased over the period of 1996 to 1998. The increase in operating expense is primarily due to expenditures for advertising as a part of the Corporation's efforts to increase name recognition of its property and casualty companies.

         Statutory net premiums written increased $229.7 million for 1998 to $1.4 billion. $169.2 million of this increase is attributable to the acquisition of substantially all of Great American Insurance Company's Commercial Lines Division. The acquisition added $31.6 million in net written premium for the month of December as well as $137.6 million in net written premium related to the transfer of the unearned premium reserve. In addition, the Corporation's premium growth continued to be led by our key agents with an 8% increase in written premium for the year. The Corporation has established a very successful key producer program for agencies who are willing to set and achieve goals in production and other key areas. Excluding Great American, the largest increase in premium occurred in the personal auto line of business with a 12.3% increase and the largest premium increase by individual state came in Kentucky with an $18.7 million increase or 18.8% over 1997.

         Net cash produced from operations was $24.6 million compared with cash produced of $26.4 million in 1997 and cash used of $14.0 million in 1996. Investing activities produced net cash of $93.5 million in 1998, compared with $164.0 million in 1997 and $112.7 million in 1996. Total cash produced from financing activities was $66.9 million in 1998 compared with total cash used of $131.9 million in 1997 and $75.4 million in 1996. The increase in 1998 compared to 1997 primarily resulted from borrowing $225 million from the Corporation's line of credit offset by dividends paid to shareholders and repurchases of treasury stock. Dividend payments were $57.9 million in 1998 compared with $57.5 million in 1997 and $56.4 million in 1996. Overall, total cash generated in 1998 was $184.9 million, compared with $58.4 million in 1997 and $23.3 million in 1996.
         In order to evaluate corporate performance relative to shareholders' expectations, the Corporation calculates a five-year average return on equity. Net income and unrealized gains and losses on investments are included in the calculation to derive a total return. A five-year average is used to correspond to our planning horizon and emphasize consistent long-term returns, not intermediate fluctuations. At December 31, 1998, our five-year average return on equity was 14.3% compared with 15.5% calculated at December 31, 1997 and 13.4% at December 31, 1996.


HIGH/LOW MARKET PRICE PER SHARE
(IN DOLLARS)

                             High            Low
1998                       51 1/8         34 1/8
1997                       50 3/4         34 3/8
1996                       39 1/4         30 3/8
1995                       39             28 1/4
1994                       33 3/4         26 1/2
1993                       35 7/8         28 13/16
1992                       33 5/16        24 1/2
1991                       25 1/8         20
1990                       25 3/8         13 3/8
1989                       26 1/4         17 3/4


PROPERTY AND CASUALTY

         As described in more detail in Note 14, the Corporation purchased substantially all of the Commercial Lines Division of Great American Insurance Company on December 1, 1998. The acquisition has been treated as a purchase for accounting purposes. The revenue and profit reported include the division from the December 1, 1998 acquisition date forward.

ITEM 14. CONTINUED

         The Corporation's strategy in purchasing substantially all of the Commercial Lines Division of Great American includes broadening its product mix and adding approximately 1,400 agents to the Corporation's existing agency plant. From a geographic point of view, the Corporation will increase its presence in areas where it already does business and add a presence in the Northeast, a region in which the Corporation had hoped to expand. Finally, the Corporation anticipates that it will achieve financial benefits through cross-selling of products, economies of scale and reductions in expenses through improved processes.

         Property and casualty operating income was $74.9 million, $2.27 per share, in 1998 compared with $97.4 million, $2.84 per share, in 1997 and $66.1 million, $1.88 per share in 1996. Catastrophe losses in 1998 totaled $44.6 million compared with $21.4 million in 1997 and $62.2 million in 1996. There were 37 separate catastrophes in 1998 compared with 25 catastrophes in 1997 and 39 in 1996. Catastrophe losses added 3.6 points to the combined ratio in 1998 compared with 1.8 points in 1997 and 5.1 points in 1996. 1998 losses were heavily impacted by wind and hail related losses in Kentucky, Minnesota and Iowa. 1996 losses were largely due to winter and spring storms in the Midwest.


PERSONAL AUTO

         The performance of our personal auto segment was one of the Corporation's major successes of 1998. Written premiums increased 12.3% to $521.8 million in 1998 compared to $464.7 million in 1997 and $456.4 million in 1996. The increase is attributable to aggressive advertising efforts aimed at increasing brand recognition. In addition, the Corporation's key producer program continues to generate impressive results. Key producers generated a 12.8% increase in written premiums in 1998 compared to 1997. Lastly, the Corporation offers a number of unique service advantages including "quick quotes" from our Website, monthly payment option, youthful drivers program, direct claims reporting and a number of enhanced policy endorsements.

         The combined ratio improved to 103.8% in 1998 from 105.4% in 1997 and 110.3% in 1996. This success comes in spite of a slightly higher impact from catastrophe losses of 1.2% in 1998 compared to .5% in 1997 and .9% in 1996.


COMMERCIAL MULTI PERIL, FIRE & INLAND MARINE

         Written premiums increased 9.5% to $225.7 million in 1998 compared to $206.1 million in 1997 and $195.3 million in 1996. In 1998, $9 million or 4.3% is attributable to the acquired business from Great American's Commercial Division. The remaining increase is largely attributable to production from our key agents, which increased approximately $7.3 million from 1997.

         Competition in the commercial segment remains formidable. Consequently, rates have remained flat while the combined ratio increased in 1998 to 113.5% from 107.7% in 1997. The combined ratio in 1996 was 115.0%. The combined ratio was impacted by catastrophe losses which were 4.9% in 1998, 2.5% in 1997 and 8.3% in 1996. Additionally, losses from our auto services products were higher than anticipated in 1998. The Corporation continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Corporation provides.


GENERAL LIABILITY

         Excluding the impact of $2.0 million in written premiums from the Great American acquisition, written premiums have decreased for the third consecutive year to $93.1 million in 1998 from $96.7 million in 1997 and $101.8 million in 1996.

         While premiums have declined, the combined ratio improved in 1998 to 101.6% compared to 103.0% in 1997. Market conditions remain intensely competitive, making profitable premium growth difficult to achieve. During this period of soft pricing the Corporation has maintained its rates, focusing on a quality book of business. Consequently, the number of policies in force are down 4.2% in 1998 from 1997 while underwriting results have improved.

ITEM 14. CONTINUED

COMMERCIAL AUTO

         In a market that continues to be exceptionally competitive, the Corporation's written premium decreased in 1998 by $4.4 million when excluding $3.2 million in premiums from the Great American acquisition. Although premiums declined, excluding Great American, the number of insured vehicles increased during the year and our business shifted from higher premium states to lower premium states. The majority of the premium decline came in the states of Pennsylvania and New Jersey.

         While the Corporation's combined ratio improved 7.5 points, it was higher than anticipated at 105.4%. Liability coverage accounted for 66% of the Corporation's written premium and liability results were satisfactory. Uninsured motorists and comprehensive claims, however, were $3.8 million above average of the proceeding two years, accounting for almost 3 points of the combined ratio.


WORKERS' COMPENSATION

         Excluding the impact of $8.3 million in written premiums from the Great American acquisition, written premiums decreased in 1998 by 5.4% to $91.8 million compared to $97.2 million in 1997 and $115.4 million in 1996. The 1998 decrease primarily resulted from bureau-driven rate decreases, extremely competitive market conditions.

         The combined ratio increased 16.6 points in 1998 to 109.6% compared to 93.0% in 1997 and 94.3% in 1996. The increase primarily resulted from adverse development in case reserves on older large claims.


HOMEOWNERS

         Written premiums grew 7.5% to $180.7 million in 1998 compared to $168.2 million in 1997 and $166.5 million in 1996. This increase is led by our key agents and corresponds with our increase in personal auto insurance. The Corporation offers a "Fam-Pak" discount for customers combining automobile and homeowners coverages.

         The combined ratio increased to 118.4% from 111.2% in 1997. The increase is primarily attributable to increased catastrophe losses of 15.2% in 1998 compared to 8.1% in 1997. In general, our homeowners products are offered as ancillary to our personal auto products.


FIDELITY & SURETY

         Written premiums increased 7.6% in 1998 to $37.0 million compared to $34.4 million in 1997 and 34.5 million in 1996. The increase in 1998 is primarily driven by contract surety products for construction contractors and is fueled by a strong economy.

         The combined ratio increased to 81.4% in 1998 from 76.5% in 1997 and 73.4% in 1996. Two large losses in 1998 contributed to the increase; however, the Corporation's combined ratio remains below the industry average of approximately 87.4%.


STATUTORY SURPLUS

         Statutory surplus, a traditional insurance industry measure of strength and underwriting capacity, was $1,027.1 million at December 31, 1998 compared with $1,109.5 million at December 31, 1997 and $984.9 million at December 31, 1996. The decrease in 1998 was due to the statutory treatment of goodwill. Increases in 1997 and 1996 were due primarily to the unrealized gains in our investment portfolio and net income less dividends paid.

         The ratio of premiums written to statutory surplus has not exceeded 1.7 to 1 for any property and casualty company in The Ohio Casualty Group in any of the last three years. This ratio is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Corporation to grow by writing additional business. Currently, the Corporation's ratio is 1.4 to 1. Ratios below 3 to 1 generally indicate additional capacity and financial strength.

         The National Association of Insurance Commissioners has developed a "Risk Based Capital" formula for property and casualty insurers and life insurers. The formulas are intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. Under the current formulas, all insurance companies in The Ohio Casualty Group comfortably exceed the necessary capital.

ITEM 14. CONTINUED

PREMIUM DISTRIBUTIONS BY TOP STATES

                       1998       1997      1996
------------------------------------------------
New Jersey            16.6%      17.9%     18.3%
Ohio                  11.3%      10.7%     10.2%
Kentucky               9.1%       8.2%      7.2%
Pennsylvania           7.4%       8.3%      9.4%
Illinois               6.0%       5.2%      5.0%
------------------------------------------------

         Premiums written increased in both Ohio and Kentucky for the third consecutive year. This growth has primarily come from the auto and CMP lines of business. Net written premiums in Ohio totaled $147.1 million in 1998, $129.8 million in 1997 and $123.8 million in 1996. Net written premiums in Kentucky totaled $118.4 million in 1998, $99.1 million in 1997 and $86.5 million in 1996.

         New Jersey has experienced a small decline in premiums written in each of the last three years. Net premiums written were $215.8 million compared with $216.0 million in 1997 and $221.2 million in 1996. The reduction in premium growth is primarily due to a decline in the workers compensation, general liability and commercial auto lines of business.

         Premiums written in Pennsylvania declined during 1998 to $96.5 million compared with $99.8 million in 1997 and $113.5 million in 1996. This decline has primarily been driven by competitive pricing conditions in commercial lines.



COMBINED RATIOS
                                       1998          1997         1996         1995        1994
===================================================================================================
Private Passenger Auto                    103.8%       105.4%       110.0%      100.3%      100.2%
Commercial Multiple Peril, Fire
   and Inland Marine                      113.5%       107.7%       115.0%      105.7%      108.6%
General Liability                         101.6%       103.0%        89.1%      105.3%       90.3%
Workers' Compensation                     109.6%        93.0%        94.3%       93.7%       87.8%
Homeowners                                118.4%       111.2%       135.9%      113.7%      135.7%
Fidelity and Surety                        81.4%        76.5%        73.4%       84.5%       72.8%
---------------------------------- -------------- ------------ ------------ ----------- -----------
              Total                       107.2%       105.3%       109.5%      104.0%      103.8%
===================================================================================================



RESTRUCTURING

         In December 1998, the Corporation finalized a restructuring and reorganization plan. Under the plan, the Corporation will consolidate many of its branch locations for underwriting and claims over the course of 1999. Personal lines business centers will be reduced from five to three locations. Commercial underwriting branches will be reduced from 17 to eight locations and claims branches will be reduced from 38 to six locations. Workforce reductions are anticipated to amount to approximately 250 positions. The plan is expected to generate approximately $14 million in annual pretax savings upon full implementation in late 1999.

         Restructuring charges recorded in 1998 were comprised of expenses associated with abandoned lease space totaling $10 million or $.30 per share before-tax and $6.5 million or $.20 per share after-tax.

DISCONTINUED OPERATIONS

         During 1995, the Corporation's life operations were discontinued. The Corporation found it increasingly difficult to achieve our targeted 16% rate of return in this segment of our business. After extensive analysis, it was determined that a 16% return could not be achieved without substantial capital contributions and a dramatic overhaul of the life operations. Since this was a small segment of our overall business, it was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance arrangement.

         Great Southern Life Insurance Company legally replaced Ohio Life as the primary insurer, subject to the 1995 reinsurance agreement with Ohio Life, on approximately

ITEM 14. CONTINUED

95% of the life insurance business as of the fourth quarter of 1998 and approximately 76% as of the fourth quarter of 1997. As a result of the increased assumption, the Corporation recognized additional amounts of unamortized ceding commission of $1.1 million before tax in 1998 and $10.7 million in 1997. There remains approximately $1.1 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the policies which have yet to be assumed by Great Southern Life Insurance Company.

         Net income from discontinued operations amounted to $1.9 million or $.06 per share in 1998 compared with $8.7 million or $.25 per share in 1997 and $5.2 million or $.15 per share in 1996.


REINSURANCE

         In order to preserve capital and shareholder value, Ohio Casualty Corporation purchases reinsurance to protect the Corporation against large or catastrophic losses. As a result of the Corporation's acquisition of the majority of the Commercial Lines Division of Great American Insurance Company, the Corporation's reinsurance program was expanded to address the additional concentrations of underwriting exposures. The Property Per Risk contract covers Ohio Casualty in the event that an insured sustains a property loss in excess of $1.0 million in a single insured event. Property reinsurance covers $29.0 million in excess of the retention. The Casualty Per Occurrence contract covers the Corporation in the event an insured sustains a liability loss in excess of $1.0 million in a single insured event. Workers' compensation, umbrella and other casualty reinsurance covers $100.0 million, $50.0 million and $24.0 million respectively in excess of the retention. The Corporation also carries various facultative reinsurance contracts protecting certain individual risks.

         The catastrophe reinsurance contract protects the Corporation against an accumulation of losses arising from one defined catastrophic occurrence or series of events. The 1999 catastrophe program, similar to 1998, provides $150.0 million coverage in excess of the Corporation's $25.0 million retention. In 1998, a portion of the catastrophe program was again renewed with a multi-year placement. The multi-year placements maintain rates, continuity, and each reinsurers' overall share on the program. Over the last 20 years, there were two events that triggered coverage under our catastrophe reinsurance contract. Losses and loss adjustment expenses from the Oakland Fires in 1991 and Hurricane Andrew in 1992 totaled $35.6 million and $29.8 million, respectively. Both of these losses exceeded our prior retention amount of $13.0 million. The Corporation recovered $33.9 million from reinsurers as a result of these events. Our reinsurance limits are designed to cover exposure to a catastrophic event expected to occur once every 300 years.

         Reinsurance contracts do not relieve the Corporation of its obligation to the policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. Since the Corporation's reinsurance protection is an important component in our financial plan, we closely monitor the financial health and claims settlement performance of each of our reinsurers. Annually, financial statements are reviewed and various ratios calculated to identify reinsurers who have ceased to meet our high standards of financial strength. If any reinsurers fail these tests, they are removed from the program at renewal. Currently, all domestic reinsurers have an AM Best rating of A or better and the financial condition of all international reinsurers meet the Corporation's high standards. Additionally, the Corporation utilizes a large base of reinsurers to mitigate its concentration risk. In 1998 and 1997 no reinsurer accounted for more than 10% of total ceded premiums. In 1996, only three reinsurers exceeded 10% of total ceded premiums. Everest Reinsurance Company, MidOcean Reinsurance Company and Kemper Reinsurance Company accounted for 16.79%, 10.65% and 10.52% of total ceded premiums respectively. As a result of the Corporation's controls over reinsurance, uncollectible amounts have not been significant.



CATASTROPHE LOSSES
(IN MILLIONS)

1998                    $45
1997                    $21
1996                    $62
1995                    $27
1994                    $37

ITEM 14. CONTINUED


LOSS AND LOSS ADJUSTMENT EXPENSES

         The Corporation's largest liabilities are the reserves for losses and loss adjustment expenses. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. These reserves amounted to $2.0 billion at December 31, 1998, $1.5 billion at December 31, 1997 and $1.6 billion at December 31, 1996.

         In recent years, environmental liability claims have expanded greatly in the insurance industry. Fortunately, Ohio Casualty has a substantially different mix of business than the industry. We have historically written small commercial accounts, and have not attracted significant manufacturing liability coverage. As a result, our environmental liability claims are substantially below the industry average. Our liability business reflected our current mix of approximately 66% contractors, 16% building/premises, 12% mercantile and only 6% manufacturers. Within the manufacturing category, we have concentrated on the light manufacturers which further limits our exposure to environmental claims.

         Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 1998, 1997 and 1996, respectively, those reserves were $41.9 million, $40.1 million and $41.0 million. Asbestos reserves were $10.3 million, $7.0 million and $5.2 million and environmental reserves were $31.5 million, $33.2 million and $35.7 million for those respective years. These loss estimates are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is some uncertainty as to the ultimate liability. The Corporation's insurance subsidiaries changed their pollution exclusion policy language between 1985 and 1987 to effectively eliminate these coverages.


CALIFORNIA WITHDRAWAL

         On June 15, 1992, the Corporation announced its intention to withdraw its business operations from California due to the lack of profitability and the difficult regulatory environment. In December 1992, the Corporation stopped writing business in California and filed a withdrawal plan with the California Department of Insurance.

         Under the terms of the plan, The Ohio Casualty Insurance Company, Ohio Security Insurance Company, and West American Insurance Company would withdraw from California, leaving American Fire and Casualty Company licensed to wind down the affairs of the Group. Also, the plan required the withdrawing companies to transfer their California liabilities to American Fire and Casualty Company along with assets to secure those liabilities. In April 1995, the California Department of Insurance gave final approval for withdrawal and the Corporation implemented the withdrawal plan.

         Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California assessed the Corporation $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permits reduction of the rollback due to actual commissions and premium taxes paid. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated roll back liabilities of either $35.9 million or $39.9 million plus interest.

         In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Corporation expected the commissioner to rule sometime after the general election in November, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24.4 million to $61.1 million. The Administrative Law Judge indicates clearly in

ITEM 14. CONTINUED

her ruling that by her calculation the Corporation would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Corporation's Constitutional argument that this rollback is confiscatory. Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $48.0 million at December 31, 1998.

         The Corporation will continue to challenge the validity of any rollback. To date, the Corporation has paid $4.8 million in legal costs related to the withdrawal, Proposition 103 and fair plan assessments.


INVESTMENTS

         Consolidated pre-tax investment income from continuing operations decreased 4.9% to $169.0 million in 1998 compared with $177.7 million in 1997 and $183.3 million in 1996. After-tax investment income totaled $125.8 million in 1998 compared with $133.6 million in 1997 and $138.6 million in 1996. Pre-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax free investment income.

         Cash flow from investment income has been impacted by our continued share repurchase program. During 1998, Ohio Casualty Corporation purchased 2,362,900 shares of its common stock at a cost of $100.0 million compared with 1,544,688 shares for $64.9 million in 1997 and 264,600 shares for $9.2 million in 1996. The Corporation is currently authorized to repurchase 1.1 million additional shares of its common stock to be held as treasury shares for stock options or other general corporate purposes. Since the beginning of 1987, we have repurchased 14.6 million shares at an average cost of $27.43 per share. We believe that when the market value of our stock fails to reflect the prospects of our operations, repurchasing shares is a prudent use of our capital. In the future, we intend to continue repurchasing shares when doing so makes economic sense for the Corporation and its shareholders.

         At year end 1998, consolidated investments had a carrying value of $3.6 billion. The excess of market value over cost was $787.9 million, compared with a $697.6 million excess at year end 1997 and $508.8 million at year end 1996. The increase in unrealized gains in 1998 and in 1997 was attributable to the strong performance of our equity and fixed income portfolios. After-tax realized investment gains from continuing operations amounted to $9.4 million in 1998 compared with $33.0 million in 1997 and $32.3 million in 1996.

         The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 17, the Corporation has an interest rate swap with Chase Manhattan Bank covering a portion of the outstanding balance of our line of credit. At year-end 1998 the amount covered by the swap was $15.0 million. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan. As of December 31, 1998, Ohio Casualty maintained a $375.4 million mortgage-backed securities portfolio compared with $347.1 million at December 31, 1997 and $446.9 million at December 31, 1996. The majority of our mortgage-backed securities holdings are less volatile planned amortization class, sequential structures and agency pass-through securities. $9.6, $5.8, $27.0 million of this portfolio was invested in more volatile bond classes (e.g. interest-only, super-floaters, inverses) in 1998, 1997 and 1996, respectively.

         Ohio Casualty's fixed income strategy has been to maintain a portfolio with a laddered maturity structure and an intermediate duration. We believe that our portfolio composition and duration continue to be appropriate for our insurance business. Further, we do not try to time the financial markets. Instead, we believe it is prudent to remain fully invested at all times, subject only to our liquidity needs.

         Tax exempt bonds were 34.8% of the fixed income portfolio at year-end 1998 versus 39.4% at December 31, 1997 and 34.4% at December 31, 1996. This high average exposure to municipals reflects our internal tax planning strategy as well as our belief that municipals are attractive relative to taxable bond alternatives.

ITEM 14. CONTINUED


         Our commitment to a diversified, growth-oriented equity portfolio remains unchanged. Equity investments have increased as a percentage of our consolidated portfolio from 23.5% in 1996 to 25.7% at year end 1998. This increase is largely attributable to market appreciation of existing investments as opposed to commitment of new funds.


MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

         Market risk is the risk of loss resulting from adverse changes in interest rates and market prices. In addition to market risk, the Corporation is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk relating to its core business. The sensitivity analysis below summarizes only the exposure to market risk.

         The Corporation's investments are held for purposes other than trading with an objective of earning relative competitive returns by investing in a diverse portfolio of high-quality, liquid securities. As a result, the Corporation minimizes its credit risk.

         Interest Rate Risk - The Corporation has exposure to losses resulting from interest rate risk arising from potential volatility in interest rates. The Corporation attempts to mitigate its exposure to interest rate risk through active portfolio management including periodic reviews of our asset and liability positions. Estimates of cash flows, as well as the impact of interest rate fluctuations relating to the Corporation's investment portfolio and revolving line of credit are modeled and reviewed quarterly.

         Equity Price Risk - The Corporation's portfolio of marketable equity securities has exposure to losses resulting from equity price risk arising from potential volatility in equity market values. The Corporation attempts to mitigate its exposure to equity price risk by maintaining a portfolio of investments which are diversified across industries, and concentrations in any one company or industry are limited by parameters established by senior management. Market risk is actively managed by analysis of various portfolio characteristics on a routine basis.

         The following table illustrates the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 1998. Prior period disclosures are not required in the initial year of disclosure. The changes in market rates selected reflect the Corporation's view of changes which are reasonably possible over a one-year period. These rates should not be considered a prediction by the Corporation of future events. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Corporation's income, cash flow and shareholders' equity. In addition, the analysis does not take into account any actions the Corporation may take to reduce its exposure in response to market fluctuations.

                         Estimated        Adjusted Market Value
December 31, 1998        Fair Value         as indicated above
----------------------------------------------------------------
Interest Rate Risk:
    Fixed maturities      $2,416                 $2,312
    Short-term
       investments           263                    183
Equity Price Risk:
    Equity securities        925                    832
----------------------------------------------------------------
                Totals    $3,604                 $3,327
================================================================

         In addition to the above scheduled investments, the Corporation has a revolving line of credit. An increase in interest rates of one basis point would result in additional annual interest expense of $2.5 million.

         Certain assumptions are inherent in the above analysis. The Corporation assumes an instantaneous shift in interest rates and equity prices at December 31, 1998 and that the composition of its investment portfolio remains relatively constant. Also, the Corporation assumes a change in interest rates is reflected uniformly across all financial instruments even though interest rates on certain types of instruments may fluctuate or lag behind other instruments.


YEAR 2000

         The Corporation is proceeding on schedule in its phased approach to convert its computer systems to be Year 2000 compliant. The four phases included in this approach are: awareness, planning, execution/testing and compliance. Two of the phases, awareness and planning, are complete and the execution/testing and compliance phases are substantially complete with only one system left to be tested.

ITEM 14. CONTINUED

         The Corporation began the awareness phase early in the 1990s, recognizing that its systems and applications would need significant changes. From that time forward all system development and major enhancements to existing systems took Year 2000 processing requirements into consideration. This approach resulted in some of our systems being converted and compliant long before there was any business requirement or exposure to processing problems.

         During 1995, the Information Systems Department (I/S) began the planning phase. At that time Year 2000 compliance became a priority project with Project Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to outline that the conversion was completed on time. The Corporation is currently on schedule with this action plan.

         As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which includes addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. The Corporation's LPAR has a dedicated processor, disk and tape storage. In this environment, data can be migrated forward and tested as the internal date in the computer is changed to critical dates in 1999 and 2000. This provides an excellent environment to test applications, system software and hardware. This involves individual and integrated compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas are required to undergo LPAR compliance testing. At this time, the auto, commercial lines, claims, personal property and human resource systems have completed the LPAR compliance testing. The Corporation's management/ financial reporting system area has substantially completed LPAR compliance testing with only one internal management reporting system left to be tested. This is targeted for completion by the end of the first quarter 1999.

         Following the completion of LPAR compliance testing, all systems will undergo integrated testing of the production environment. Contingency plans include compliance reverification of this integrated test early in the third quarter of 1999 and again early in the fourth quarter of 1999.

         As of December 31, 1998, the total amount spent to date for I/S related costs on the Year 2000 project is $2.3 million and the Corporation anticipates minimal additional I/S related expenses to complete our efforts. These amounts do not include any costs associated with efforts made to contact third parties or related to contingency planning. As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation to date has not had to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make substantial expenditures to address Year 2000 compliance in the future.

         During 1997, the Corporation began the compliance phase. The Year 2000 team is currently in the process of identifying all significant vendors, suppliers and agents of the Corporation and is completing the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation will continue to monitor the Year 2000 status of these entities and develop contingency plans to reduce the possible disruption in business operations that may result from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Identification and initial contact for all significant third-parties is expected to be complete by the first quarter of 1999 with follow-up reviews scheduled throughout 1999. Should a third-party with whom the Corporation transacts business have a system failure due to not being Year 2000 compliant, the Corporation believes this could result in a delay in processing or reporting

ITEM 14. CONTINUED


transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's intention to develop contingency plans to respond to these potential system failures by such third parties.

         The Corporation is also addressing non information technology (non-IT) to ensure Year 2000 compliance. At December 31, 1998, the Year 2000 team had completed a preliminary assessment of the non-IT assets. The team identified the material items that have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The team reported on the identified non-IT assets in December 1998 to the Corporation's Executive Management Team. Remediation and contingency planning is scheduled throughout 1999 with regular updates required to be given to the Executive Management Team.

         The Corporation is currently assessing the status of Year 2000 readiness of the business and assets that it acquired in the acquisition of substantially all the Commercial Lines Division of Great American Insurance Company on December 1, 1998. For a period of at least 24 months from the date of the acquisition, GAI will provide computer processing and communication services to the Corporation in connection with the acquired business pursuant to an Information Systems Agreement. Thus, the Corporation will be dependent on GAI to address and remediate Year 2000 issues with respect to the information technology systems utilized for the business being acquired by the Corporation. The failure of GAI to satisfactorily correct a material Year 2000 problem in the computer processing systems being used to provide services to the Corporation in connection with the acquired business could result in a material adverse effect on the ability of the Corporation to integrate the acquired business and to operate it on a profitable basis.

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

         The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Corporation is managing this concern by directly providing educational information on Year 2000 to insureds and agents; adding clarification and exclusionary language to certain policies; and by adjusting underwriting practices. The Corporation believes that minimal coverage may be interpreted to exist under some current liability and product policies. The Corporation has historically avoided manufacturing risks which produce computer or computer-dependent products.

         The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain Year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Corporation is currently addressing the year 2000 issue by attaching the ISO exclusionary language, where approved by regulators, to general liability policies with a rating classification the Corporation believes could potentially have Year 2000 losses. The ISO exclusionary language endorsement is included on all property policies where approved by regulators. These actions should minimize the Corporation's exposure to Year 2000 losses.

         Directors and officers could be held liable if a company in their control fails to take necessary actions to address any Year 2000 problems and that failure results in a material financial loss to the Company. The Corporation has written directors' and officers' liability policies since 1995, with approximately $.5 million in premiums written in 1998. The Corporation is managing its D&O Year 2000 exposure through a combination of underwriting guidelines which address Year 2000 issues in the application process and reinsurance policies which provide coverage for any loss in excess of $.3 million.

ITEM 14. CONTINUED


         Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be "worst-case scenarios" in which the Corporation could experience interruptions in normal business operations. These "worst-case scenarios" include: disruption or delay in premium and claim processing; disruption in service to customers; litigation for Year 2000 related claims and adverse affects on the Corporations ability to integrate the acquired business from Great American. The amount of potential liability and lost revenue cannot be reasonably estimated.


NEW ACCOUNTING STANDARDS

         See discussion of new accounting standards in Note 21.


FORWARD-LOOKING STATEMENTS

         The Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this report that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and uncertainties that may affect operations, performance, development and results of the Corporation's business and the results of the acquisition described herein, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability of pricing reinsurance; litigation and administrative proceedings; Year 2000 issues, including the Corporation's ability to successfully identify and remediate Year 2000 system issues with its own IT and non-IT assets, the ability of third parties with which the Corporation has business relationships to address and resolve their Year 2000 issues and the ability of the Corporation to identify these third party issues; Year 2000 issues relating to the commercial lines business acquired from the Great American Insurance Company and the ability of the Corporation to implement appropriate contingency plans to address Year 2000 problems which are not successfully remediated; ability of Ohio Casualty to integrate the acquired business and to retain the acquired insurance business; and general economic and market conditions.

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

DECEMBER 31 (IN THOUSANDS)                                            1998            1997           1996
=============================================================================================================
ASSETS
Investments:
  Fixed maturities:
  Available for sale, at fair value                               $ 2,415,904     $ 2,226,030    $ 2,310,938
    (Cost: $2,307,734; $2,112,291; $2,225,517)
  Equity securities, at fair value                                    924,906         859,475        721,152
    (Cost: $245,129; $275,637; $297,727)
  Short-term investments, at fair value                               262,863          65,849         41,546
    (Cost: $262,939; $65,849; $41,546)
-------------------------------------------------------------------------------------------------------------
  Total investments                                                 3,603,673       3,151,354      3,073,636
Cash                                                                   42,139          54,206         20,078
Premiums and other receivables, net of allowance for
  bad debts of $8,739, $4,200 and $3,700, respectively                301,943         193,615        186,676
Deferred policy acquisition costs                                     176,606         126,063        116,684
Property and equipment, net of accumulated depreciation of
  $97,991, $87,232 and $77,427, respectively                           80,065          50,699         42,239
Reinsurance recoverable                                               186,861         108,962        362,683
Goodwill, net of accumulated amortization of $1,031,
  $0 and $0, respectively                                             308,206               0              0
Other assets                                                          102,771          93,883         87,985
-------------------------------------------------------------------------------------------------------------
  Total assets                                                    $ 4,802,264     $ 3,778,782    $ 3,889,981
=============================================================================================================
LIABILITIES
Insurance reserves:
  Unearned premiums                                               $   668,550     $   495,076    $   491,613
  Losses                                                            1,580,599       1,176,614      1,224,873
  Loss adjustment expenses                                            376,340         307,193        331,797
  Future policy benefits                                               25,518          34,148        280,002
Note payable                                                          265,000          40,000         50,000
California Proposition 103 reserve                                     48,043          66,908         74,376
Deferred income taxes                                                 140,730          95,389         27,993
Other liabilities                                                     376,503         248,625        234,227
-------------------------------------------------------------------------------------------------------------
  Total liabilities (See Notes 1 and 8)                             3,481,283       2,463,953      2,714,881
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, $.125 par value                                           5,850           5,850          5,850
  Authorized: 150,000,000 shares
  Issued shares: 46,803,872
Additional paid-in capital                                              4,186           3,923          3,603
Common stock purchase warrants                                         21,138               0              0
Accumulated other comprehensive income:
  Unrealized gain on investments, net of applicable
    income taxes                                                      511,816         454,241        332,042
Retained earnings                                                   1,185,349       1,158,308      1,076,545
Treasury stock, at cost
  (Shares: 15,535,089; 13,182,240; 11,662,559)                       (407,358)       (307,493)      (242,940)
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                        1,320,981       1,314,829      1,175,100
-------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                      $ 4,802,264     $ 3,778,782    $ 3,889,981
=============================================================================================================


See notes to consolidated financial statements

ITEM 14.   CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

YEAR ENDED DECEMBER 31 (IN THOUSANDS)                                 1998            1997           1996
============================================================================================================
Premiums and finance charges earned                               $ 1,268,824     $ 1,208,974    $ 1,226,651
Investment income less expenses                                       169,024         177,700        183,308
Investment gains realized, net                                         14,411          50,749         49,672
------------------------------------------------------------------------------------------------------------
    Total revenues                                                  1,452,259       1,437,423      1,459,631
Losses and benefits for policyholders                                 805,020         751,207        812,234
Loss adjustment expenses                                              115,253         113,435        118,354
General operating expenses                                            120,304         103,299        100,939
Amortization of goodwill                                                1,031               0              0
Amortization of deferred policy acquisition costs                     316,516         303,494        308,856
Restructuring charge                                                   10,000               0              0
California Proposition 103 reserve, including interest                (18,865)         (7,469)         4,210
------------------------------------------------------------------------------------------------------------
    Total expenses                                                  1,349,259       1,263,966      1,344,593
------------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                                 103,000         173,457        115,038
Income taxes
  Current                                                               6,258          44,263         10,173
  Deferred                                                             13,731          (1,198)         7,637
------------------------------------------------------------------------------------------------------------
    Total income taxes                                                 19,989          43,065         17,810
------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                  83,011         130,392         97,228
Income from discontinued operations net of taxes of
  $1,028, $4,661 and $2,633, respectively (See Note 20)                 1,916           8,655          5,229
------------------------------------------------------------------------------------------------------------
    Net income                                                    $    84,927     $   139,047    $   102,457
============================================================================================================

Other comprehensive income, net of tax:
  Net change in unrealized gains (losses), net of
  income tax expense of $31,002, $65,882 and
  $13,304, respectively                                                57,575         122,199         26,993
------------------------------------------------------------------------------------------------------------
Comprehensive income (See Note 12)                                $   142,502     $   261,246    $   129,450
============================================================================================================
Average shares outstanding - basic                                     32,904          34,228         35,247

Average shares outstanding - diluted                                   32,935          34,257         35,254
============================================================================================================
Earnings per share (basic and diluted):
Income from continuing operations, per share                      $      2.52     $      3.81    $      2.76
Income from discontinued operations, per share                           0.06            0.25           0.15
------------------------------------------------------------------------------------------------------------
Net income, per share                                             $      2.58     $      4.06    $      2.91
============================================================================================================


See notes to consolidated financial statements

ITEM 14.   CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY

                                                            COMMON      ACCUMULATED
                                             ADDITIONAL      STOCK          OTHER                                         TOTAL
                                  COMMON       PAID-IN      PURCHASE    COMPREHENSIVE     RETAINED      TREASURY       SHAREHOLDERS'
(IN THOUSANDS)                    STOCK        CAPITAL      WARRANTS       INCOME         EARNINGS        STOCK           EQUITY
====================================================================================================================================
Balance,
January 1, 1996                  $ 5,850       $ 3,422      $      0      $ 305,049      $ 1,030,468   $ (233,775)     $ 1,111,014

Unrealized gain                                                              40,297                                         40,297
Deferred income tax on
  net unrealized gain                                                       (13,304)                                       (13,304)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (9,786 shares)                          181                                                          3              184
Repurchase of treasury
  stock (264,600 shares)                                                                                   (9,168)          (9,168)
Net income                                                                                   102,457                       102,457
Cash dividends paid
  ($1.60 per share)                                                                          (56,380)                      (56,380)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996                $ 5,850       $ 3,603      $      0      $ 332,042      $ 1,076,545   $ (242,940)     $ 1,175,100

Unrealized gain                                                             188,081                                        188,081
Deferred income tax on
  net unrealized gain                                                       (65,882)                                       (65,882)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (25,007 shares)                         320                                           172          305              797
Repurchase of treasury
  stock (1,544,688 shares)                                                                                (64,858)         (64,858)
Net income                                                                                   139,047                       139,047
Cash dividends paid
  ($1.68 per share)                                                                          (57,456)                      (57,456)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997                $ 5,850       $ 3,923      $      0      $ 454,241      $ 1,158,308   $ (307,493)     $ 1,314,829

Unrealized gain                                                              88,577                                         88,577
Deferred income tax on
  net unrealized gain                                                       (31,002)                                       (31,002)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (10,051 shares)                         263                                                        126              389
Repurchase of treasury
  stock (2,362,900 shares)                                                                                (99,991)         (99,991)
Issuance of warrants                                          21,138                                                        21,138
Net income                                                                                    84,927                        84,927
Cash dividends paid
  ($1.76 per share)                                                                          (57,886)                      (57,886)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1998                $ 5,850       $ 4,186      $ 21,138      $ 511,816      $ 1,185,349   $ (407,358)     $ 1,320,981
====================================================================================================================================


See notes to consolidated financial statements

ITEM 14.  CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

YEAR ENDED DECEMBER 31 (IN THOUSANDS)                                  1998           1997           1996
============================================================================================================
CASH FLOWS FROM:
  Operations
    Net income                                                      $  84,927      $ 139,047      $  102,457
    Adjustments to reconcile net income to
      cash from operations:
        Changes, net of affect from acquisition:
          Insurance reserves                                           (8,051)      (315,255)       (169,006)
          Income taxes                                                   (978)        10,691           8,238
          Premiums and other receivables                                9,983         (6,939)          9,500
          Deferred policy acquisition costs                           (13,171)        (9,379)          3,111
          Reinsurance recoverable                                     (77,899)       253,720          83,484
          Other assets                                                 (6,418)       (22,339)            775
          Other liabilities                                            52,440         20,677         (18,442)
          California Proposition 103 reserves                         (18,865)        (7,469)          4,209
          Amortization of goodwill                                      1,031              0               0
          Depreciation and amortization                                15,902         16,035          12,388
          Investment (gains) losses                                   (14,339)       (52,382)        (50,674)
------------------------------------------------------------------------------------------------------------
  Net cash from operations                                             24,562         26,407         (13,960)
------------------------------------------------------------------------------------------------------------
INVESTING
  Purchase of securities:
    Fixed income securities - available for sale                     (467,295)      (351,393)       (539,690)
    Equity securities                                                 (32,502)       (66,433)        (74,243)
  Proceeds from sales:
    Fixed income securities - available for sale                      425,355        342,193         501,394
    Equity securities                                                  51,217        144,688         122,970
  Proceeds from maturities and calls:
    Fixed income securities - available for sale                      136,066        103,165         101,970
    Equity securities                                                  21,848         10,013           6,702
  Property and equipment:
    Purchases                                                         (40,642)       (18,968)         (7,340)
    Sales                                                                 517            702             952
  Cash paid in acquisition of business, net of cash acquired           (1,082)             0               0
------------------------------------------------------------------------------------------------------------
      Net cash from investments                                        93,482        163,967         112,715
------------------------------------------------------------------------------------------------------------
FINANCING
  Note payable:
    Borrowing                                                         230,000              0               0
    Repayment                                                          (5,000)       (10,000)        (10,000)
  Proceeds from exercise of stock options                                   1            371             135
  Purchase of treasury stock                                         (100,212)       (64,858)         (9,168)
  Dividends paid to shareholders                                      (57,886)       (57,456)        (56,380)
------------------------------------------------------------------------------------------------------------
      Net cash from financing                                          66,903       (131,943)        (75,413)
------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                               184,947         58,431          23,342
Cash and cash equivalents, beginning of year                          120,055         61,624          38,282
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                              $ 305,002      $ 120,055      $   61,624
============================================================================================================
Additional disclosures:
  Interest paid                                                     $   3,547      $   3,147      $    3,769
  Income taxes paid                                                    21,805         37,035          16,336


See notes to consolidated financial statements

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

NOTE  1  --  ACCOUNTING POLICIES

A.   NATURE OF BUSINESS

Ohio Casualty Corporation is a property and casualty insurer whose primary products consist of insurance for personal auto, commercial property, homeowners, workers' compensation and other miscellaneous lines. The Corporation operates through the independent agency system in over 40 states. Of net premium written, approximately 16.6% was generated in the State of New Jersey, 11.3% in Ohio and 9.1% in Kentucky.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Ohio Casualty Corporation and its subsidiaries. The results of operations of the acquisition of certain assets and liabilities of the Great American Insurance Company Commercial Lines Division ("GAI") have been included in the consolidated financial statements of the Corporation since the date of acquisition, December 1, 1998 (See Note 14). All significant inter-company transactions have been eliminated. All dollar amounts except share and per share data are in thousands of dollars.

C. INVESTMENTS

Investment securities are classified upon acquisition into one of the following categories:

       (1) held to maturity securities
       (2) trading securities
       (3) available for sale securities

     Available for sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred tax. Equity securities are carried at quoted market values and include non-redeemable preferred stocks and common stocks. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available.

     Short-term investments include commercial paper and notes with original maturities of 90 days or less and are stated at fair value. Short-term investments are deemed to be cash equivalents.

     Realized gains or losses on disposition of investments are determined on the basis of specific cost of investments.

D.   PREMIUMS

Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve.


E.   ACQUISITION COSTS

Acquisition costs incurred at policy issuance net of applicable ceding commissions are deferred and amortized over the term of the policy. Acquisition costs deferred are commissions, brokerage fees, salaries and benefits, and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses as deemed appropriate. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, including anticipated investment income.

F. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated lives of the assets. As of January 1, 1998, the Corporation adopted Statement of Position (SOP) 98-1 and began capitalizing costs incurred to internally develop software products used in the Corporation's operations. The Corporation amortizes these costs on a straight-line basis over the estimated useful life of the product, generally not to exceed five years. Unamortized software costs and accumulated amortization in the consolidated balance sheet at December 31, 1998 were $8,013 and $184.

G. GOODWILL

The Corporation records goodwill for the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a twenty-five year period. Goodwill will be evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation will be based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses will necessarily involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss will be recognized.

H. LOSS RESERVES

The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. The methods of making such estimates are continually reviewed and updated, and any resulting adjustments are reflected in earnings currently.

     Liabilities for future policy benefits are computed based on contract terms and issue dates using interest rates ranging from 3 1/2% to 8 3/4%, select and ultimate mortality experience and industry withdrawal experience. Interest rates on $14,884 of such liabilities in 1998, $24,611 in 1997 and $230,843 in 1996 are
periodically adjusted based on market conditions. Fair value is determined by discounting cash flows at current market interest rates.

Item 14. Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

I.   DEFERRED INCOME TAXES

The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

J. STOCK OPTIONS

The Corporation accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Corporation recognizes expense based on the intrinsic value of options.

K.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The insurance industry is subject to heavy regulation that differs by state. A dramatic change in regulation in a given state may have a material adverse impact on the Corporation.


NOTE 2 -- INVESTMENTS Investment income is summarized as follows:

                                   1998        1997       1996
---------------------------------------------------------------
Investment income from:
   Fixed maturities            $155,153    $166,554   $173,664
   Equity securities             15,533      13,776     14,135
   Short-term securities          5,332       3,477      2,129
---------------------------------------------------------------
Total investment income         176,018     183,807    189,928
Investment expenses               6,994       6,107      6,620
---------------------------------------------------------------
Net investment income          $169,024    $177,700   $183,308
===============================================================

     The proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities were as follows:




                                Gross       Gross         Net
                             Realized    Realized    Realized
December 31     Proceeds        Gains      Losses       Gains
--------------------------------------------------------------
        1998    $476,571     $22,531       $8,120     $14,411
        1997     486,881      57,751        7,002      50,749
        1996     624,364      56,214        6,542      49,672

     Unrealized gains (losses) on investment in securities are summarized as follows:



                                 1998         1997        1996
---------------------------------------------------------------
Unrealized gains (losses):
   Securities                $ 88,577     $188,081   $  40,297
   Deferred tax               (31,002)     (65,882)    (13,304)
---------------------------------------------------------------
                             $ 57,575     $122,199   $  26,993
===============================================================

     The amortized cost and estimated market values of investments in debt and equity securities are as follows:

                                  GROSS      GROSS   ESTIMATED
                   AMORTIZED  UNREALIZED UNREALIZED       FAIR
1998                    COST      GAINS     LOSSES       VALUE
-------------------------------------------------------------------------
Securities
   available for
   sale:
  U.S. Government           $  74,534 $    5,340  $     (20)   $   79,854
  States, municipalities
    and political
    subdivisions              800,945     38,668        (40)      839,573
  Debt securities
    issued by
    foreign
    governments                 3,000        636          0         3,636
  Corporate securities      1,062,165     62,275     (6,965)    1,117,475
  Mortgage-backed
    securities:
  U.S. Government
    Agency                      6,130        145          0         6,275
  Other                       360,960      9,226     (1,095)      369,091
-------------------------------------------------------------------------
Total fixed maturities      2,307,734    116,290     (8,120)    2,415,904
Equity securities             245,129    686,715     (6,938)      924,906
Short-term
    investments               262,939          5        (81)      262,863
-------------------------------------------------------------------------
Total securities,
    available for sale    $ 2,815,802  $ 803,010   $(15,139)   $3,603,673
=========================================================================


                                            GROSS      GROSS   ESTIMATED
                             AMORTIZED  UNREALIZED UNREALIZED       FAIR
1997                              COST      GAINS     LOSSES       VALUE
---------------------------------------------------------------------------
Securities
   available for
   sale:
  U.S. Government             $  66,244  $   3,601  $      (1) $   69,844
  States, municipalities
    and political
    subdivisions                835,355     40,405        (19)    875,741
  Debt securities
    issued by
    foreign
    governments                   3,000        458          0       3,458
  Corporate securities          872,904     58,046     (1,026)    929,924
  Mortgage-backed
    securities:
  U.S. Government
    Agency                       16,876        678         (1)     17,553
  Other                         317,912     12,838     (1,240)    329,510
-------------------------------------------------------------------------
Total fixed maturities        2,112,291    116,026     (2,287)  2,226,030
Equity securities               275,637    597,803    (13,965)    859,475
Short-term
    investments                  65,849          0          0      65,849
-------------------------------------------------------------------------
Total securities,
    available for sale     $  2,453,777   $713,829   $(16,252) $3,151,354
=========================================================================

Item 14. Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)



                                             GROSS       GROSS ESTIMATED
                             AMORTIZED  UNREALIZED  UNREALIZED     FAIR
1996                              COST      GAINS      LOSSES     VALUE
---------------------------------------------------------------------------
Securities
   available for
   sale:
  U.S. Government           $   80,822 $    2,101  $    (382)   $    82,541
  States, municipalities
    and political
    subdivisions               760,602     34,966     (1,029)       794,539
  Debt securities
    issued by
    foreign
    governments                  3,000        296          0          3,296
  Corporate securities         940,540     50,126     (7,008)       983,658
  Mortgage-backed
    securities:
  U.S. Government
    Agency                     171,291     12,992     (7,377)       176,906
  Other                        269,262     14,274    (13,538)       269,998
---------------------------------------------------------------------------
Total fixed maturities       2,225,517    114,755    (29,334)     2,310,938
Equity securities              297,727    434,160    (10,735)       721,152
Short-term
    investments                 41,546          0          0         41,546
---------------------------------------------------------------------------
Total securities,
    available for sale   $   2,564,790 $  548,915 $  (40,069)   $ 3,073,636
===========================================================================

     The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        ESTIMATED
                                          AMORTIZED          FAIR
                                               COST         VALUE
-----------------------------------------------------------------
Due in one year or less                     $34,249    $   34,324
Due after one year through five years       434,964       449,556
Due after five years through ten years      757,440       803,594
Due after ten years                         713,991       753,064
Mortgage-backed securities:
   U.S. Government Agency                     6,130         6,275
   Other                                    360,960       369,091
-----------------------------------------------------------------
Total fixed maturities                   $2,307,734    $2,415,904
=================================================================

     Certain securities were determined to have other than temporary declines in book value and were written down through realized investment losses. Total write-downs were $12,709, $14,433 and $19,456 during 1998, 1997 and 1996, respectively, representing a reduction in value of $4,469, $0 and $7,055 on fixed maturities and $8,240, $14,433 and $12,401 on equity securities.

    Proceeds from maturities and sales of investments in debt securities during 1998, 1997 and 1996 were $561,420, $445,358 and $603,364, respectively. Gross gains of $23,108, $12,665 and $14,257 and gross losses of $6,778, $4,311 and
$10,388 were realized on those maturities and sales in 1998, 1997 and 1996, respectively.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of the Corporation's financial instruments:

                                 CARRYING             FAIR
1998                               AMOUNT            VALUE
----------------------------------------------------------
Assets
   Cash and short-term
       investments            $    305,078     $   305,002
   Securities - available
       for sale                  3,340,810       3,340,810

Liabilities
   Future policy benefits     $     25,518     $    25,518
   Long-term debt                  265,000         265,000


                                Carrying              Fair
1997                              Amount             Value
-----------------------------------------------------------
Assets
   Cash and short-term
       investments            $    120,055     $   120,055
   Securities - available
       for sale                  3,085,505       3,085,505

Liabilities
   Future policy benefits     $     34,148     $    34,148
   Long-term debt                   40,000          40,000


                                Carrying              Fair
1996                              Amount             Value
-----------------------------------------------------------
Assets
   Cash and short-term
       investments            $     61,624    $     61,624
   Securities - available
       for sale                  3,032,090       3,032,090


Liabilities
   Future policy benefits      $   280,002     $   280,002
   Long-term debt                   50,000          50,000

     The Corporation believes that the fair value of long-term debt is approximately equal to its carrying value due to the market-based variable interest rates associated with the debt.


NOTE  4  --  DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs are summarized as follows:

Item 14. Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


                                   1998       1997       1996
--------------------------------------------------------------
Deferred, January 1            $126,063   $116,684    $119,795
--------------------------------------------------------------
Additions:
Addition due to acquisition      37,371          0           0
Commissions and brokerage       207,747    190,029     190,461
Salaries and employee            50,194     46,241      47,092
benefits
Other                            70,654     67,301      66,143
--------------------------------------------------------------
Deferral of expense             365,966    303,571     303,696
--------------------------------------------------------------
Amortization to expense
   Discontinued operations       (1,093)    (9,302)     (2,049)
   Continuing operations        316,516    303,494     308,856
--------------------------------------------------------------
Deferred, December 31          $176,606   $126,063    $116,684
==============================================================

     The above schedule includes deferred policy acquisition costs (net of unamortized ceding commission) for discontinued life insurance operations of $(1,093), $(2,185) and $(11,486) as of 1998, 1997 and 1996, respectively. See
Note 20 for additional information regarding discontinued operations.


NOTE 5  --  INCOME TAX
The effective income tax rate is less than the statutory corporate tax rate of 35% for 1998, 1997 and 1996 for the following reasons:

                                  1998       1997         1996
--------------------------------------------------------------
Tax at statutory rate        $  36,050    $ 60,710   $ 40,263
Tax exempt interest            (16,433)    (16,522)   (18,367)
Dividends received
   deduction (DRD)              (3,247)     (3,239)    (4,056)
Proration of DRD and tax
   exempt interest               2,826       2,796      3,017
Reduction in provision for
   audit issues                      0           0     (3,000)
Miscellaneous                      793        (679)       (47)
--------------------------------------------------------------
   Actual tax                $  19,989    $ 43,065   $ 17,810
==============================================================

     Tax years 1993 through 1995 are being examined by The Internal Revenue Service. Management believes there will not be a significant impact on the financial position or results of operations of the Corporation as a result of this audit.

     The components of the net deferred tax asset (liability) were as follows:

                                 1998        1997       1996
---------------------------------------------------------------
Unearned premium proration $   35,209  $  34,065    $  33,833
Accrued expenses               48,549     52,520       59,217
Postretirement benefits        29,768     28,522       27,355
Discounted loss and loss
   expense reserves            70,663     78,217       81,350
--------------------------------------------------------------
Total deferred tax assets     184,189    183,968      201,755
--------------------------------------------------------------
Deferred policy
   acquisition costs          (49,765)   (44,122)     (51,129)
Unrealized gains on
   investments               (275,154)  (244,591)    (178,619)
--------------------------------------------------------------
Total deferred tax
   liabilities               (324,919)  (279,357)    (229,748)
--------------------------------------------------------------
Net deferred tax asset
  (liability)               $(140,730) $ (95,389)     (27,993)
==============================================================

NOTE 6  -- EMPLOYEE BENEFITS
The Corporation has a non-contributory defined benefit retirement plan, a contributory health care, life and disability insurance plan and a savings plan covering substantially all employees. Benefit expenses are as follows:


                                1998      1997      1996
---------------------------------------------------------
Employee benefit costs:
   Pension plan              $(1,610) $   (252)  $  (136)
   Health care                13,215    12,555    14,415
   Life and disability
       insurance                 502       463       555
   Savings plan                2,404     2,321     2,489
---------------------------------------------------------
                             $14,511   $15,087   $17,323
=========================================================


                  The pension benefit is determined as follows:

                            1998          1997      1996
-----------------------------------------------------------
Service cost/(benefit)
  earned during the year    $   6,011   $  6,354 $    6,256
Interest cost on projected
  benefit obligation           15,068     15,003    13,927
Expected return on plan
  assets                      (19,871)   (18,650)  (17,360)
Amortization of
  unrecognized net
  obligation (asset)           (3,017)    (3,017)   (3,017)
Amortization of
  unrecognized  prior
  service cost                    199         58        58
-----------------------------------------------------------
Net pension benefit          $ (1,610)  $   (252) $   (136)
===========================================================


               Changes in the benefit obligation during the year:

                               1998       1997       1996
---------------------------------------------------------
Benefit obligation at
   beginning of year        $213,720  $197,538   $191,008
---------------------------------------------------------
Service cost                   6,011     6,354      6,256
Interest cost                 15,068    15,003     13,927
Amendments                         0     2,000          0
Actuarial loss (gain)         17,132     4,142     (2,990)
Benefits paid                (12,638)  (11,317)   (10,663)
---------------------------------------------------------
Benefit obligation at end
   of year                  $239,293  $213,720   $197,538
=========================================================


     Changes in pension plan assets during the year:

                                1998       1997        1996
-----------------------------------------------------------
Fair value of plan assets
   at beginning of year     $276,477   $225,681    $217,274
-----------------------------------------------------------
Actual return on plan
   assets                    (12,038)    62,113      19,070
Benefits paid                (12,215)   (11,317)    (10,663)
-----------------------------------------------------------
Fair value of plan assets
   at end of year           $252,224   $276,477    $225,681
===========================================================

     Pension Plan funding at December 31:

Item 14. Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


                                      1998        1997        1996
--------------------------------------------------------------------
Funded status                      $ 12,931     $62,757     $28,143
Unrecognized net gain (loss)         (6,697)     42,443       1,617
Unrecognized net assets              12,068      15,085      18,102
Unrecognized prior
   service cost                      (2,308)     (2,508)       (566)
--------------------------------------------------------------------
Accrued pension liability           $ 9,868    $  7,737    $  8,990
=====================================================================
Expected long-term return on
   plan assets                         7.75%       8.25%       8.75%
Discount rate on plan benefit
   obligations                         6.75%       7.25%       7.75%
Expected future rate of salary
   increases                           5.25%       5.25%       5.25%

     Pension benefits are based on service years and average compensation using the five highest consecutive years of earnings in the last decade of employment. The pension plan measurement date is October 1, 1998, 1997 and 1996. The maximum pension expense deductible for income tax purposes has been funded. Plan assets at December 31, 1998 include $34,637 of the Corporation's common stock at market value compared to $37,585 and $29,899 at December 31, 1997 and 1996, respectively.

     Postretirement benefit cost at December 31:

                                             1998        1997       1996
------------------------------------------------------------------------
Service cost                             $  2,061    $ 1,739    $  1,967
Interest cost                               5,753      5,588       5,412
------------------------------------------------------------------------
Net periodic postretirement
    benefit cost                         $  7,814    $ 7,327    $  7,379
========================================================================

     Changes in the postretirement benefit obligation during the year:

                                1998        1997       1996
------------------------------------------------------------
Benefit obligation at
   beginning of year         $81,694     $71,797     $71,519
------------------------------------------------------------
Service cost                   2,061       1,739       1,967
Interest cost                  5,753       5,588       5,412
Plan participants'
   contributions              (4,676)     (3,912)     (3,655)
Increase due to change in
   discount rate or other
   assumptions                 5,731       8,467      (2,353)
Actuarial loss (gain)          1,368      (2,141)     (1,177)
Prior service cost
   unrecognized at year
   end                         6,416           0           0
------------------------------------------------------------
Benefit obligation at end
   of year                   $98,347     $81,694     $71,797
============================================================


     Accrued postretirement benefit liability at December 31:


                                1998        1997      1996
-------------------------------------------------------------
Accumulated
   postretirement benefit
   obligation                $98,347     $81,694   $71,797
Unrecognized net gain
   (loss)                     (6,642)       (203)    6,203
Unrecognized prior service
   cost                       (6,416)          0         0
=============================================================
Accrued postretirement
     benefit liability       $85,289     $81,491   $78,000
=============================================================


     Postretirement benefit weighted average rate assumptions at October 1:

                              1998       1997      1996
----------------------------------------------------------
Medical trend rate             7%         8%        9%
Dental trend rate              5%         6%        7%
Ultimate health care
   trend rate                  5%         5%        5%
Discount rate               6.75%      8.00%     7.75%

     The above medical trend rates assumed for 1998, 1997 and 1996 were assumed to decrease to the ultimate rate of 5% in 2, 3 and 4 years respectively. The postretirement plan measurement date is October 1 for 1998, 1997 and 1996.

     Increasing the assumed health care cost trend by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $ 19,669 and increase the postretirement benefit cost for 1998 by $2,032. Likewise, decreasing the assumed health care cost trend by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $12,785 and decrease the postretirement benefit cost for 1998 by $1,250.

     The Corporation's health care plan is a predominately managed care plan. Retired employees continue to be eligible to participate in the health care and life insurance plans. Employee contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are currently 3,261 active employees and 1,416 retired employees covered by these plans.

     Employees may contribute a percentage of their compensation to a savings plan. A portion of employee contributions is matched by the Corporation and invested in Corporation stock purchased on the open market by trustees of the plan.

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

NOTE 7  -  STOCK OPTIONS

The Corporation is authorized under provisions of the 1993 Stock Incentive Programs to grant options to purchase 1,293,500 shares of the Corporation's common stock to key executive employees, directors, and other full time salaried employees at a price not less than the fair market value of the shares on dates the options are granted. The options granted may be either "Incentive Stock Options" or "Nonqualified Stock Options" as defined by the Internal Revenue Code; the difference in the option plans affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options are non-transferable and exercisable at any time after the vesting requirements are met. Option expiration dates are five and ten years from the grant date. Options vest either at 100% six months from the grant date or at 33% per year for three consecutive years from the date of the grant. At December 31, 1998, 868,289 remaining options may be granted.

     In addition, the 1993 Stock Incentive Program provides for the grant of Stock Appreciation Rights in tandem with the stock options. Stock Appreciation Rights provide the recipient with the right to receive payment in cash or stock equal to appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 1998, there were no outstanding stock appreciation rights.

     Restricted stock awards are occasionally issued by the Corporation. The common shares covered by a restricted stock award may be sold or otherwise disposed of only after a minimum of six months from the grant date of the award. The difference between issue price and the fair market value on the date of issuance is recorded as compensation expense. The amount of compensation expense recognized in 1998 related to restricted stock awards was $387 and $345 in 1997 before tax. There were no restricted stock awards in 1996. Currently there are 15,312 shares of restricted stock outstanding.

     The Corporation also issues, at its discretion, dividend payment rights in connection with the grant of stock options. These rights entitle the holder to receive, for each dividend payment right, an amount in cash equal to the aggregate amount of dividends that the Corporation has paid on each common share from the date on which such right becomes effective through the payout date. One third of these rights becomes vested on each anniversary after the grant. Dividends accrue and payments are made when the rights are fully vested by the rightholder. The Corporation recognizes compensation expense accordingly. The amount of compensation expense related to dividend payment rights recognized in 1998 was $551 and $517 in 1997 before tax. As of December 31, 1998, 313,684 dividend payment rights were outstanding.

     The Corporation continues to elect APB 25 for recognition of stock-based compensation expense. Under APB 25, expense is recognized based on the intrinsic value of the options. However, under the provision of FAS 123 the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yield of 4.5% for 1998, 1997 and 1996, expected volatility of 26.7% for 1998, 26.1% for 1997 and 25.3% for 1996, risk free interest rate of 5.63%, 6.87% and 6.34%, and expected life of 8 years. The following table summarizes information about the stock-based compensation plan as of December 31, 1998, 1997 and 1996, and changes that occurred during the year:

                            1998             1997             1996
--------------------------------------------------------------------------
                              Weighted-        Weighted-        Weighted-
                                Avg              Avg              Avg
                       Shares Exercise  Shares Exercise  Shares Exercise
                       (000)   Price    (000)   Price    (000)   Price
                      ---------------  ---------------- ----------------
Outstanding
 beginning of year       262   $37.38      173   $33.84     74      $30.02
   Granted               123    46.97      120    41.44    127       34.93
   Exercised              (6)   35.00      (27)   33.33    (28)      28.75
   Canceled                0                (4)   32.38      0
                       -----            ------           -----
Outstanding end of
   year                  380    $40.53     262   $37.38    173      $33.84
                       =====            ======          ======

Options exercisable at
   year-end              160                81              52

Weighted-Avg fair
  value of options
  granted during
  the year            $10.60            $10.18           $8.14

     At year end 1998, 379,684 options were outstanding with an average remaining contractual life of 7.94 years and weighted exercise price of $40.53. Of the amount outstanding, 159,681 were exercisable with a weighted average exercise price of $36.90. At year end 1997, 262,494 options were outstanding with an average remaining contractual life of 8.35 years and a weighted exercise price of $37.38. Of the amount outstanding, 81,493 were exercisable with a weighted average exercise price of $34.05. At year end 1996, 172,500 options were outstanding with an average remaining contractual life of 8.49 years and a weighted exercise price of $33.84. Of the amount outstanding, 51,500 were exercisable with a weighted average exercise price of $31.23.

     Had the Corporation adopted FAS 123, the amount of compensation expense that would have been recognized in 1998, 1997 and 1996 respectively, would be $1,164, $755 and $350. The Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)




                                     1998       1997       1996
-------------------------------- --------- ----------- ----------
Net Income         As Reported:   $84,927   $139,047   $102,457
                   Pro Forma:     $83,994   $138,411   $102,146
Basic/diluted    earnings per
share                             $  2.58   $   4.06   $   2.91
                   As Reported:
                   Pro Forma:     $  2.55   $   4.04   $   2.90


NOTE 8  --  REINSURANCE AND OTHER CONTINGENCIES
In the normal course of business, the Corporation seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurers or reinsurers. In the event that such reinsuring companies might be unable at some future date to meet their obligations under the reinsurance agreements in force, the Corporation would continue to have primary liability to policyholders for losses incurred. The Corporation evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The following amounts are reflected in the financial statements as a result of reinsurance ceded:

                                  1998        1997      1996
---------------------------------------------------------------
Ceded premiums earned,
   presented net             $  35,334   $  32,169  $  30,534
Ceded losses incurred,
   presented net                41,477      13,387     11,846
Reserve for unearned
   premiums                     12,290       8,242      8,062
Reserve for losses              82,589      54,209     61,205
Reserve for future policy
   benefits
Reserve for loss adjustment     25,518      34,148    280,002
   expenses                      8,707       7,794      8,833

     Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Corporation would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Corporation's balance sheet. The total amount of unpaid annuities was $24,155, $25,123 and $25,139 at December 31, 1998, 1997 and 1996, respectively.

     On October 2, 1995, as part of the transaction involving the reinsurance of the Ohio Life business to Employers' Reassurance Corporation, Ohio Casualty Insurance Company agreed to manage a $163,615 fixed income portfolio for Employers' Reassurance. The term of the agreement is seven years, terminating on October 2, 2002. There is no separate fee to Ohio Casualty for this investment management service. The assets of the fixed income portfolio are not carried on the Corporation's balance sheet as these are assets of Employers' Reassurance Corporation. The agreement requires that Ohio Casualty pay an annual rate of 7.25% interest to Employers' Reassurance and maintain the market value of the account at $163,615. As the market value fluctuates from this amount, Ohio Casualty is required to make up any deficiency and is entitled to receive any excess. Accordingly, the Corporation accrues any deficiency or excess in market value over the guaranteed amount of $163,615. This results in either investment income or loss and is recorded in earnings of the current period. At December 31, 1998, the market value of the account exceeded the $163,615 required balance by $1,356 compared with excesses of $2,080 in 1997 and $699 in 1996. The annual interest obligation of 7.25% was also being adequately serviced by the portfolio assets.


NOTE 9  --  LOSSES AND LOSS RESERVES
The following table presents a reconciliation of liabilities for losses and loss adjustment expenses:

                                 1998        1997       1996
-------------------------------------------------------------
Balance as of January
1, net of reinsurance
   recoverables of
   $62,003, $70,048 and    $1,421,804  $1,486,622 $1,557,065
   $74,119
Addition related to
   acquisition                483,938           0          0
Incurred related to:
   Current year               989,114     922,065  1,009,086
   Prior years                (66,119)    (53,615)   (76,920)
-------------------------------------------------------------
                              922,995     868,450    932,166

Paid related to:
   Current year               513,292     448,402    515,025
   Prior years                449,802     484,866    487,584
-------------------------------------------------------------
Total paid                    963,094     933,268  1,002,609

Balance as of December 31,
   net of reinsurance
   recoverables of
   $91,296, $62,003 and
   $70,048                 $1,865,643  $1,421,804 $1,486,622
=============================================================

     As a result of favorable development in estimates for insured events of prior years, the incurred related to prior years shows a favorable development. The following table presents catastrophe losses incurred and the respective impact on the loss ratio:

                            1998         1997        1996
-----------------------------------------------------------
  Incurred losses        $44,595      $21,389     $62,189
  Loss ratio effect         3.6%         1.8%        5.1%


     In 1998, 1997 and 1996 there were 37, 25 and 41 catastrophes respectively. The largest catastrophe in each year was $7,300, $4,600 and $13,700 in incurred losses. Additional catastrophes with over $1,000 in incurred losses numbered 14, 3 and 10 in 1998, 1997 and 1996.

     The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns could have a material adverse impact on the Corporation's results.

     Inflation has historically affected operating costs, premium revenues and investment yields as business expenses have increased over time. The long term effects of inflation are considered when estimating the ultimate liability for losses and loss adjustment expenses. The liability is based on historical loss development trends which are adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. It is not adjusted to reflect the effect of discounting.

     Reserves for asbestos-related illnesses and toxic waste cleanup claims cannot be estimated with traditional loss reserving techniques. In establishing liabilities for claims for asbestos-related illnesses and for toxic waste cleanup claims, management considers facts currently known and the current state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, there is uncertainty regarding the extent of remediation. Accordingly, additional liability could develop. Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 1998, 1997 and 1996, respectively, total case, incurred but not reported and loss adjustment expense reserves were $41,898, $40,121 and $40,956. Asbestos reserves were $10,364, $6,966 and $5,215 and environmental reserves were $31,534, $33,155 and $35,741 for those respective years.

NOTE 10  --  EARNINGS PER SHARE
During 1997, the Corporation adopted Statement of Financial Accounting Standard 128 "Earnings Per Share". Basic earnings per share is computed using weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been issued if all dilutive outstanding stock options would have been exercised. All prior periods were recalculated under the new definition of basic and diluted earnings per share. Basic and diluted earnings per share are summarized as follows:

                                   1998        1997       1996
---------------------------------------------------------------
Income from continuing
   operations                   $83,011    $130,392    $97,228
Average common shares
   outstanding - basic           32,904      34,228     35,247
Basic income from continuing
   operations per average
   share                          $2.52       $3.81      $2.76
==============================================================
Average common shares
   outstanding                   32,904      34,228     35,247
Effect of dilutive securities        31          29          7
--------------------------------------------------------------
Average common shares
   outstanding - diluted         32,935      34,257     35,254
Diluted income from
   continuing operations per
   average share                  $2.52       $3.81      $2.76
==============================================================

     At December 31, 1998, 3,000 purchase warrants and 103 stock options were not included in earnings per share calculations for 1998 as they were antidilutive.


NOTE 11  --  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1998                    FIRST     SECOND      THIRD     FOURTH
--------------------------------------------------------------
Premiums and
   finance charges
   earned            $309,627   $311,663   $314,956  $332,406
Net investment
   income              44,634     41,299     42,231    40,860
Investment gains
   (losses)
   realized             4,082      8,151      3,537    (1,359)
Income from
   continuing
   operations          30,914      9,989     22,903    19,205
Income from
   discontinued
   operations             280        345        278     1,013
Net income             31,194     10,334     23,181    20,218
Basic and diluted
   net income per
   share                  .93        .31        .71       .64



1997                    First     Second      Third     Fourth
--------------------------------------------------------------
Premiums and
   finance charges
   earned            $302,479   $307,788   $300,252  $298,455
Net investment
   income              43,717     45,153     45,365    43,465
Investment gains
   (losses)
   realized            13,340      8,498     20,806     8,105
Income from
   continuing
   operations          31,257     32,962     25,324    40,849
Income from
   discontinued
   operations           1,458      1,143        (85)    6,139
Net income             32,715     34,105     25,239    46,988
Basic and diluted
   net income per
   share                  .94       1.00        .74      1.39

     The fourth quarter adjustments for 1998 included income of $12,262 after tax for the reduction in Proposition 103 liability and an expense of $6,500 after tax for a restructuring charge.

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)



NOTE 12  --  COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income related to changes in unrealized gains(losses) on securities were as follows:

                                1998       1997       1996
------------------------------------------------------------
Unrealized holding gains
  (losses) arising
  during the period, net
  of tax                    $71,207    $143,794    $56,019

Less:  Reclassification
  adjustment for gains
  included in net income,
  net of taxes               13,632      21,595     29,026
------------------------------------------------------------

Net unrealized
  gains(losses) on
  securities, net of
  taxes                     $57,575    $122,199    $26,993
============================================================

NOTE 13  -- SEGMENT INFORMATION
In 1998, the Corporation adopted Statement of Financial Accounting Standard 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standard 14, "Financial Reporting for Segments of a Business Enterprise" and replaces the industry segment approach with a management segment approach in identifying reportable segments. The management segment approach focuses on financial information that the Corporation's decision makers use to make decisions about the operating segments. The accounting policies of the property and casualty segments are based upon statutory accounting practices. Statutory accounting principles differ from generally accepted accounting principles primarily by deferred policy acquisition costs, required statutory reserves, assets not admitted for statutory reporting, California Proposition 103 reserve and deferred federal income taxes.

     The Corporation has determined its reportable segments based upon its method of internal reporting which is organized by product line. The property and casualty segments are personal automobile, commercial automobile, homeowners, workers' compensation, fidelity and surety, general liability and commercial property. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from premium financing, investment income, royalty income and discontinued life insurance operations. The Corporation writes business in over 40 states in conjunction with the independent agency system.

     Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including loss and loss adjustment expense ratios, combined ratio, premiums written, underwriting gain/loss and the effect of catastrophe losses on the segment. The following tables present this information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.


Private Passenger Auto         1998        1997       1996
----------------------------------------------------------
Net premiums written       $521,794    $464,693   $456,371
   % Increase(decrease)       12.3%        1.8%      -2.3%
Net premiums earned         500,785     460,029    457,121
   % Increase(decrease)        8.8%        0.6%      -3.6%
Underwriting gain/(loss)
   (before tax)             (24,220)    (25,926)   (46,951)
Loss ratio                    68.8%       72.0%      75.7%
Loss expense ratio            10.3%        9.6%      10.6%
Underwriting expense
   ratio                      24.7%       23.8%      24.0%
Combined ratio               103.8%      105.4%     110.3%
Impact of catastrophe
   losses on combined
   ratio                       1.2%        0.5%       0.9%


CMP, Fire, Inland Marine       1998        1997       1996
----------------------------------------------------------
Net premiums written       $225,749    $206,133   $195,290
   % Increase(decrease)        9.5%        5.6%       0.8%
Net premiums earned         217,236     200,330    195,437
   % Increase(decrease)        8.4%        2.5%       0.2%
Underwriting gain/(loss)
   (before tax)             (33,008)    (17,812)   (29,311)
Loss ratio                    64.5%       58.7%      63.5%
Loss expense ratio             6.2%        7.0%       8.9%
Underwriting expense
   ratio                      42.8%       42.0%      42.7%
Combined ratio               113.5%      107.7%     115.0%
Impact of catastrophe
   losses on combined          4.9%        2.5%       8.3%
   ratio



General Liability             1998        1997       1996
----------------------------------------------------------
Net premiums written      $  95,144   $  96,698   $101,793
   % Increase(decrease)       -1.6%       -5.0%      -6.0%
Net premiums earned          96,535      98,971    104,428
   % Increase(decrease)       -2.5%       -5.2%      -5.5%
Underwriting gain/(loss)
   (before tax)                (819)     (1,892)    12,622
Loss ratio                    35.8%       36.6%      26.2%
Loss expense ratio            13.8%       19.3%      15.7%
Underwriting expense
   ratio                      52.0%       47.1%      47.2%
Combined ratio               101.6%      103.0%      89.1%
Impact of catastrophe
losses on combined
   ratio                        N/A         N/A        N/A

Workers' Compensation          1998        1997       1996
----------------------------------------------------------
Net premiums written       $100,150   $  97,176   $115,398
   % Increase(decrease)        3.1%      -15.8%     -17.9%
Net premiums earned         100,336     103,484    124,157
   % Increase(decrease)       -3.0%      -16.7%     -12.6%
Underwriting gain/(loss)
   (before tax)              (9,606)      9,130      9,613
Loss ratio                    69.1%       57.2%      59.3%
Loss expense ratio             8.2%        6.4%       5.9%
Underwriting expense
   ratio                      32.3%       29.4%      29.1%
Combined ratio               109.6%       93.0%      94.3%
Impact of catastrophe
   losses on combined
   ratio                        N/A         N/A        N/A


ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


Commercial Auto                1998        1997       1996
----------------------------------------------------------
Net premiums written       $139,087    $140,295   $139,420
   % Increase(decrease)       -0.9%        0.6%      -4.8%
Net premiums earned         139,114     139,933    142,446
   % Increase(decrease)       -0.5%       -1.8%      -4.5%
Underwriting gain/(loss)
   (before tax)              (7,453)    (18,146)    (6,507)
Loss ratio                    61.2%       69.3%      64.5%
Loss expense ratio             8.6%       10.2%       7.0%
Underwriting expense
  ratio                       35.6%       33.3%      33.8%
Combined ratio               105.4%      112.9%     105.3%
Impact of catastrophe
losses on  combined
  ratio                        0.7%        0.3%       0.8%

Homeowners                     1998        1997       1996
----------------------------------------------------------
Net premiums written       $180,697    $168,168   $166,457
   % Increase(decrease)        7.5%        1.0%       3.7%
Net premiums earned         177,419     166,474    165,630
   % Increase(decrease)        6.6%        0.5%       2.8%
Underwriting gain/(loss)
   (before tax)             (33,824)    (19,254)   (59,806)
Loss ratio                    73.8%       66.5%      89.5%
Loss expense ratio             8.2%        8.7%      11.5%
Underwriting expense
   ratio                      36.4%       36.0%      34.9%
Combined ratio               118.4%      111.2%     135.9%
Impact of catastrophe
losses on combined
   ratio                      15.2%        8.1%      24.4%

Fidelity & Surety              1998        1997       1996
------------------------------------------------------------
Net premiums written      $  37,022   $  34,418  $  34,473
   % Increase(decrease)        7.6%       -0.2%       0.9%
Net premiums earned          36,403      35,045     34,135
   % Increase(decrease)        3.9%        2.7%       4.3%
Underwriting gain/(loss)
   (before tax)               6,351       8,663      8,866
Loss ratio                    10.3%        7.9%       5.8%
Loss expense ratio             5.2%        2.8%      -0.3%
Underwriting expense
   ratio                      65.9%       65.8%      67.8%
Combined ratio                81.4%       76.5%      73.4%
Impact of catastrophe
losses on combined
   ratio                        N/A         N/A        N/A



Total Property & Casualty       1998        1997       1996
---------------------------------------------------------------
Net premiums written        $1,299,643  $1,207,581  $1,209,202
   % Increase(decrease)            7.6%       -0.1%       -3.3%
Net premiums earned          1,267,828   1,204,265   1,223,353
   % Increase(decrease)            5.3%      -1.56%       -3.3%
Underwriting gain/(loss)
   (before tax)               (102,579)    (65,237)   (111,474)
Loss ratio                        63.7%       62.7%       66.5%
Loss expense ratio                 9.1%        9.4%        9.7%
Underwriting expense
   ratio                          34.4%       33.2%       33.4%
Combined ratio                   107.2%      105.3%      109.5%
Impact of catastrophe
losses on combined
   ratio                           3.6%        1.8%        5.1%


All other                        1998       1997       1996
---------------------------------------------------------------
Revenues                    $    5,391  $    6,833  $    6,009
Expenses                         6,663       6,880       7,223
---------------------------------------------------------------
Net income                  $   (1,272) $      (47) $   (1,214)

Reconciliation of Revenues       1998       1997       1996
---------------------------------------------------------------
Net premiums earned for
  reportable segments       $1,267,828  $1,204,265  $1,223,353
Investment income              164,812     172,372     181,904
Realized gains                  26,516      58,912      49,401
Miscellaneous income               162         453         647
---------------------------------------------------------------
Total property and
  casualty revenues
   (Statutory basis)         1,459,318   1,436,002   1,455,305
Property and casualty
  statutory  to GAAP
  adjustment                   (12,450)     (5,412)     (1,683)
---------------------------------------------------------------
Total revenues property
   and casualty (GAAP
   basis)                    1,446,868   1,430,590   1,453,622
Other segment revenues           5,391       6,833       6,009
---------------------------------------------------------------
Total revenues              $1,452,259  $1,437,423  $1,459,631
===============================================================

Reconciliation of Underwriting
 gain/(loss)  (before tax)       1998        1997       1996
---------------------------------------------------------------
Property and casualty
  underwriting gain/(loss)
  (before tax) (Statutory
  basis)                   $ (102,579)  $  (65,237) $ (111,474)
Statutory to GAAP
adjustment                     28,528       15,597        (706)
---------------------------------------------------------------
Property and casualty
  underwriting gain/(loss)
  (before tax) (GAAP
  basis)                      (74,051)     (49,640)   (112,180)
Net investment income         169,024      177,700     183,308
Realized gains                 14,411       50,749      49,672
Other income                   (6,384)      (5,352)     (5,762)
---------------------------------------------------------------
Income from continuing
operations before income
taxes                      $  103,000   $  173,457  $  115,038
===============================================================

NOTE 14  --  ACQUISITION OF COMMERCIAL LINES BUSINESS
On December 1, 1998, the Corporation acquired substantially all of the Commercial Lines Division of Great American Insurance Company ("GAI"), an insurance subsidiary of the American Financial Group, Inc. As part of the transaction, the Corporation assumed responsibility for 650 employees of GAI's Commercial Lines Division, as well as relationships with 1,700 agents. The major lines of business included in the sale are workers' compensation, commercial multi-peril, umbrella and commercial auto. Four commercial operations as well as all California business and all pre-1987 environmental claims were excluded from the transaction.

     Under the asset purchase agreement, the Corporation assumed $645,813 of commercial lines insurance liabilities, $62,639 in other liabilities and acquired $287,900 of investments, $1,500 in cash and $119,052 in other assets. This resulted in an assumption by the Corporation of a net statutory-basis liability of $300,000 plus warrants to purchase 3 million shares of Ohio Casualty Corporation common stock at a price of $45.01. In addition, if the annualized production from the transferred agents at the end of eighteen months equals or exceeds the production in the twelve months prior to closing, GAI will receive an additional $40,000. This bonus payment grades down ratably where if eighteen-month annualized production equals 71% or less of previous production, no bonus payment is

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated) required. The bonus payment will be accrued as additional goodwill when minimum contingency is achieved.

     The transaction was accounted for using the purchase method of accounting. The Corporation has recorded goodwill of $309,237 relating to this transaction, consisting of $285,517 of net liabilities assumed under generally accepted accounting principles, $21,138 in warrants given and $2,582 in acquisition expenses. Deferred policy acquisition costs of $37,371 were also recorded as a result of the transaction. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, no allocation of purchase price was made to specifically identifiable intangible assets other than goodwill and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets.

     The warrants which were issued in connection with the transaction provide for the purchase of the Corporation's common stock at $45.01 per share and expire in December 2003. The warrants may be settled through physical or net share settlement and thus have been recorded as equity in the financial statements at their estimated fair value. Estimated fair value was determined based on a third party appraisal of the warrants.

     The following table presents the unaudited proforma results of operations had the acquisition occurred at the beginning of each year.

(Unaudited)                         1998          1997
------------------------------------------------------
Revenues                      $1,750,528    $1,775,556
Net income                        58,866       130,206
Diluted earnings per
   share                            1.79          3.80


NOTE 15  --  RESTRUCTURE CHARGE
During December 1998, the Corporation adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers will be reduced from five to three locations. Underwriting branch locations will be reduced from seventeen to eight locations and claims branches will be reduced from thirty-eight to six locations. The Corporation recognized $10,000 in expense in its income statement to reflect one-time charges related to its branch office consolidation plan. These charges consisted solely of future contractual lease payments related to abandoned facilities. The activities under the plan are expected to be completed in 1999.


NOTE 16  --  STATUTORY ACCOUNTING INFORMATION
The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred acquisition costs, required statutory reserves, assets not admitted for statutory reporting, California Proposition 103 reserve, goodwill and deferred federal income taxes.

                                      1998        1997        1996
------------------------------------------------------------------
Property and
Casualty Insurance
   Statutory net income       $     82,044 $   142,457   $ 104,137
   Statutory policyholders'
       surplus                   1,027,105   1,109,517     984,859
Life Insurance
   Statutory net income              6,675      29,794       4,885
   Statutory policyholders'
       surplus                      14,943      29,971      58,511

     The Ohio Casualty Insurance Company, domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     The Company received written approval from the Ohio Insurance Department to have the California Proposition 103 liability reported as a direct charge to surplus and not included as a charge in the 1995 statutory statement of operations. Following this same treatment, during 1997 and 1998 the principal reduction in the Proposition 103 liability was taken as an increase to statutory surplus and not included in the 1997 or 1998 statutory statements of operations.

     For statutory purposes, goodwill related to the GAI acquisition was taken as a direct charge to surplus.

     The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 1998, approximately $112,129 of retained earnings are not subject to restriction or prior dividend approval requirements.


NOTE 17  --  BANK NOTE PAYABLE
During 1997, the Corporation signed a credit facility that makes available a $300,000 revolving line of credit. This line of credit was accessed in 1997 to refinance the outstanding term loan balance the Corporation had at that time. In 1998, the line of credit was used for capital

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

infusion of $200,000 into the property and casualty subsidiaries due to the acquisition. The line of credit was again accessed during 1998 for the purchase of a building and to purchase treasury shares. The credit agreement contains financial covenants and provisions customary for such arrangements. The agreement expires in October 2002, with any outstanding loan balance due at that time. The revolving line of credit maintains an interest rate swap that existed on the previous term loan. The effect of the swap agreement was to establish a fixed rate of 6.34% on $20,000 of the outstanding balance converted to the revolving line of credit. The remaining balance and any additional borrowings under the line of credit bear interest at a periodically adjustable rate (5.82% at December 31, 1998). The interest rate is determined on various bases including prime rates, certificate of deposit rates and the London Interbank Offered Rate. Interest incurred on borrowings amounted to $3,547, $3,147 and $3,769 in 1998, 1997 and 1996, respectively. Under the loan agreement, the maximum permissible consolidated funded debt cannot exceed 30% of consolidated tangible net worth.

NOTE 18  --  CALIFORNIA WITHDRAWAL
Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California assessed the Corporation $59,867 for Proposition 103. In February 1995, California revised this billing to $47,278 due to California Senate Bill 905 which permits reduction of the rollback due to actual commissions and premium taxes paid. The assessment was revised again in August 1995 to $42,100 plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35,900 or $39,900 plus interest.

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24,428 plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Corporation expected the commissioner to rule sometime after the election in November, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24,428 to $61,197. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Corporation would have lost approximately $1,000 on 1989 operations if a rollback of $24,428 were imposed. Given that conclusion, it is clear that any assessment greater than $24,428 would strengthen the Corporation's Constitutional argument that this rollback is confiscatory. Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24,428 plus simple interest at 10% from May 8, 1989. This brings the total reserve to $48,043 at December 31, 1998.

The Corporation will continue to challenge the validity of any rollback. To date, the Corporation has paid $4,755 in legal costs related to the withdrawal, Proposition 103, and Fair Plan assessments.

In December 1992, the Corporation stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the group.

NOTE 19  --  SHAREHOLDER RIGHTS PLAN
In December 1989, the Board of Directors adopted a Shareholder Rights Plan (the
Plan) declaring a dividend of one-half of one Common Share Purchase Right, expiring in 2009, for each outstanding share of common stock. The Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or persons from gaining control of the Corporation without offering a fair price to all shareholders.

     Under the terms of the Plan, each whole right entitles the registered holder (except the acquirer) to purchase from the Corporation one share of common stock at a price of $250 per share, subject to adjustment. Each right entitles its holder to purchase at the right's then current exercise price, a number of the Corporation's common shares having a market value of twice such price. The rights become exercisable for a 60 day period commencing 11 business days after a public announcement that a person or group has acquired shares representing 20 percent or more of the outstanding shares of common stock, without the prior approval of the board of directors; or 11 business days following commencement of a tender or exchange of 20 percent or more of such outstanding shares of common stock.

     If after the rights become exercisable, the Corporation is involved in a merger, other business consolidation or 50 percent or more of the assets or earning power of the Corporation is sold, the rights will then entitle the rightholders, upon exercise of the rights, to receive shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right.

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

     The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.


NOTE 20  --  DISCONTINUED OPERATIONS (LIFE INSURANCE)
Discontinued operations include the operations of Ohio Life, a subsidiary of the Ohio Casualty Insurance Company.

     During 1995, the Corporation committed to a plan to exit the life insurance business. On October 2, 1995, the Corporation transferred its life insurance and related businesses through a 100% coinsurance arrangement to Employers' Reassurance Corporation and entered into an administrative and marketing agreement with Great Southern Life Insurance Company ("Great Southern"). In connection with the reinsurance agreement, $144,469 in cash and $161,401 of securities were transferred to Employers' Reassurance to cover the liabilities of $348,479. Ohio Life received an adjusted ceding commission of $37,641 as payment. After deduction of deferred acquisition costs, the net ceding commission from the transaction was $17,284. During the fourth quarter of 1997, Great Southern legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, fourth quarter of 1997 net income was positively impacted by a partial recognition of unamortized ceding commission. The after-tax impact was an increase to net income of $5,300. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1,093 before tax during the fourth quarter 1998. There remains approximately $1,093 in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies.

     Great Southern Life Insurance Company and Employers' Reassurance Corporation have entered into a modified coinsurance arrangement whereby all Ohio Life policies that were assumed by Employers' Reassurance are, in turn, retroceded to Great Southern Life Insurance Company. This gives the Corporation additional protection since the Corporation would first look for recovery from Employers' Reassurance which is rated A++ by A.M. Best. As part of the agreement, Americo Life Inc., the parent of Great Southern Life, acts as the third party administrator for Ohio Life for all unassumed policies. This arrangement lasts until the policies are assumed or lapse. Under the marketing agreement, Great Southern was permitted to market life insurance products through the Corporation's independent agency distribution system. This agreement was terminated in 1996 by mutual consent of the parties.
     Results of the discontinued life insurance operations for the years ended December 31 were as follows:

                                1998       1997        1996
-----------------------------------------------------------
Gross premiums written      $      0   $  1,267    $  1,428
Net premiums earned            3,708     23,865       4,582
Net investment income          2,288      3,954       4,812
Realized investment
   gains                         (72)     1,633       1,002
-----------------------------------------------------------
Total income                   5,924     29,452      10,396
Income before income
   taxes                       2,944     13,316       7,892
-----------------------------------------------------------
Provision for income
   taxes                       1,029      4,661       2,663
-----------------------------------------------------------
Net income                  $  1,916   $  8,655    $  5,229
===========================================================

     Assets and liabilities of the discontinued life insurance operations as of the years ended December 31 were as follows:

                               1998         1997         1996
-------------------------------------------------------------
Cash                     $       24     $  9,214   $    1,150
Investments                  13,917       21,320       71,313
Deferred policy
   acquisition costs,
   net of unamortized
   ceding commission         (1,093)      (2,185)     (11,486)
Reinsurance receivable       36,599       36,198      285,354
Other assets                  3,191        4,219        7,376
-------------------------------------------------------------
Total assets                $52,638      $68,766     $353,707
=============================================================

Future policy benefits      $25,518      $34,148     $280,002
Deferred income tax          (1,215)      (1,357)       1,728
Other liabilities            46,822       35,512       17,505
-------------------------------------------------------------
Total liabilities           $71,125      $68,303     $299,235
=============================================================

NOTE 21  --  NEW ACCOUNTING STANDARDS
In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. This statement is effective for fiscal years beginning after December 15, 1998. The Corporation does not believe that this statement will materially affect the Corporation's financial statements or disclosures.

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

ITEM 14.   CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

Report of Independent Accountants

To the Board of Directors and Shareholders of Ohio Casualty Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Ohio Casualty Corporation and its subsidiaries at December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 4 , 1999

ITEM 14.     CONTINUED


(b)          REPORTS ON FORM 8-K OR 8-K/A SINCE OCTOBER 1, 1998.

             On December 15, 1998, the Corporation filed Form 8-K announcing the acquisition of substantially all the Commercial Lines Division of Great American Insurance Company.

             On February 16, 1999, the Corporation filed Form 8-K filing the Corporation's Consolidated Financial Statements for the year ended December 31, 1998 together with the Notes to the Consolidated Financial Statements.

             On February 16, 1999, the Corporation filed Form 8-K/A to amend the 8-K dated December 15, 1998 to include the Financial Statements and Pro Forma Information pursuant to Items 7(a)(4) and 7(b)(2).

             On March 26, 1999, the Corporation filed Form 8-K/A to amend Form 8-K filed on February 16, 1999.

             On March 26, 1999, the Corporation filed Form 8-K/A to amend Form 8-K originally filed on December 15, 1998.

(c)          EXHIBITS. (SEE INDEX TO EXHIBITS ATTACHED HERETO.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OHIO CASUALTY CORPORATION
                                                      (Registrant)

March 30, 1999                         By:   /s/ Lauren N. Patch
                                             -------------------
                                             Lauren N. Patch, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 30, 1999         /s/ Joseph L. Marcum
                       ---------------------------------------------------------
                       Joseph L. Marcum, Chairman of the Board

March 30, 1999         /s/ William L. Woodall
                       ---------------------------------------------------------
                       William L. Woodall, Vice Chairman of the Board

March 30, 1999         /s/ Lauren N. Patch
                       ---------------------------------------------------------
                       Lauren N. Patch, President and Chief Executive Officer

March 30, 1999         /s/ Arthur J. Bennert
                       ---------------------------------------------------------
                       Arthur J. Bennert, Director

March 30, 1999         /s/ Jack E. Brown
                       ---------------------------------------------------------
                       Jack E. Brown, Director

March 30, 1999         /s/ Catherine E. Dolan
                       ---------------------------------------------------------
                       Catherine E. Dolan, Director

March 30, 1999         /s/ Wayne R. Embry
                       ---------------------------------------------------------
                       Wayne R. Embry, Director

March 30, 1999         /s/ Vaden Fitton
                       ---------------------------------------------------------
                       Vaden Fitton, Director

March 30, 1999         /s/ Jeffery D. Lowe
                       ---------------------------------------------------------
                       Jeffery D. Lowe, Director

March 30, 1999         /s/ Stephen S. Marcum
                       ---------------------------------------------------------
                       Stephen S. Marcum, Director

March 30, 1999         /s/ Stanley N. Pontius
                       ---------------------------------------------------------
                       Stanley N. Pontius, Director

March 30, 1999         /s/ Howard L. Sloneker III
                       ---------------------------------------------------------
                       Howard L. Sloneker III, Director

March 30, 1999         /s/ Barry S. Porter
                       ---------------------------------------------------------
                       Barry S. Porter, Chief Financial Officer and Treasurer

March 30, 1999         /s/ Michael L. Evans
                       ---------------------------------------------------------
                       Michael L. Evans, Vice President

                               FORM 10-K, ITEM 14
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                            OHIO CASUALTY CORPORATION

     The following statements are included herein as Item 14:

                                                                             Page Number
                                                                           in this Report
                                                                           --------------
     Consolidated Balance Sheet at December 31, 1998, 1997, 1996                   44

     Statement of Consolidated Income for the years ended
     December 31, 1998, 1997 and 1996                                              45

     Statement of Consolidated Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996                                  46

     Statement of Consolidated Cash Flow for the years ended
     December 31, 1998, 1997 and 1996                                              47

     Notes to Consolidated Financial Statements                                 48-60

     Report of Independent Accountants                                             61


                                                                             Page Number
                                                                           in this Report
                                                                           --------------
     The following financial statement schedules are included herein:

     Schedule I     -   Consolidated Summary of Investments Other Than
                        Investments in Related Parties at December 31, 1998        66

     Schedule II    -   Condensed Financial Information of Registrant for
                        the years ended December 31, 1998, 1997 and 1996           67

     Schedule III   -   Consolidated Supplementary Insurance Information
                        for the years ended December 31, 1998, 1997 and 1996    68-70

     Schedule IV    -   Consolidated Reinsurance for the years ended
                        December 31, 1998, 1997 and 1996                           71

     Schedule V     -   Valuation and Qualifying Accounts for the years
                        ended December 31, 1998, 1997 and 1996                     72

     Schedule VI    -   Consolidated Supplemental Information Concerning
                        Property and Casualty Insurance Operations for the
                        years ended December 31, 1998, 1997 and 1996               73

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Ohio Casualty Corporation


Our audits of the consolidated financial statements referred to in our report dated February 4, 1999 appearing on page 61 of the 1998 Annual Report to Shareholders of Ohio Casualty Corporation (which report and consolidated financial statements are included herein) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

February 4, 1999
Cincinnati, Ohio

                                                                      Schedule I
                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                 (In thousands)

December 31, 1998
                                                                              Amount shown
Type of investment                             Cost              Value       in balance sheet
------------------                             ----              -----       ----------------

Fixed maturities
    Bonds:
       United States govt. and
         govt. agencies with auth.          $   74,534        $   79,854        $   79,854
       States, municipalities and
         political subdivisions                800,945           839,573           839,573
    Debt securities issued by
       foreign governments                       3,000             3,636             3,636
    Corporate securities                     1,062,165         1,117,475         1,117,475
    Mortgage-backed securities:
       U.S. government guaranteed                6,130             6,275             6,275
       Other                                   360,960           369,091           369,091
                                            ----------        ----------        ----------
             Total fixed maturities          2,307,734         2,415,904         2,415,904

Equity securities:
    Common stocks:
       Banks, trust and insurance
         companies                              60,320           284,796           284,796
       Industrial, miscellaneous and
         all other                             180,204           634,959           634,959

    Preferred stocks:
       Non-redeemable                              105               133               133
       Convertible                               4,500             5,018             5,018
                                            ----------        ----------        ----------
             Total equity securities           245,129           924,906           924,906

Short-term investments                         262,939           262,863           262,863
                                            ----------        ----------        ----------

             Total investments              $2,815,802        $3,603,673        $3,603,673
                                            ==========        ==========        ==========

                                                                     Schedule II

                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                 (In thousands)

                                                  1998                1997                1996
                                                  ----                ----                ----
Condensed Balance Sheet:
     Investment in wholly-owned
        subsidiaries, at equity               $ 1,482,064         $ 1,258,432         $ 1,167,237

     Investment in bonds/stocks                    76,687              85,742              57,233

     Cash and other assets                         31,066              13,000               5,706
                                              -----------         -----------         -----------
            Total assets                        1,589,817           1,357,174           1,230,176

     Bank note payable                            265,000              40,000              50,000
     Other liabilities                              3,836               2,345               5,076
                                              -----------         -----------         -----------
            Total liabilities                     268,836              42,345              55,076

     Shareholders' equity                     $ 1,320,981         $ 1,314,829         $ 1,175,100
                                              ===========         ===========         ===========
Condensed Statement of Income:
     Dividends from subsidiaries              $   119,988         $   169,988         $   100,000

     Equity in subsidiaries                       (33,929)            (30,867)              3,957

     Operating (expenses)                          (1,132)                (74)             (1,500)
                                              -----------         -----------         -----------
            Net income                        $    84,927         $   139,047         $   102,457
                                              ===========         ===========         ===========

Condensed Statement of Cash Flows:
     Cash flows from operations
        Net distributed income                $   118,856         $   169,914         $    98,500

     Other                                         (2,562)               (805)              4,879
                                              -----------         -----------         -----------

            Net cash from operations              116,294             169,109             103,379

     Investing
        Purchase of bonds/stocks                 (200,740)            (57,031)            (34,458)
        Sales of bonds/stocks                      14,440              28,147               7,190
                                              -----------         -----------         -----------
            Net cash from investing              (186,300)            (28,884)            (27,268)

     Financing
        Note payable
            Borrowing                             230,000             (10,000)            (10,000)
            Repayment                              (5,000)                  0                   0

        Exercise of stock options                       1                 371                 135

        Purchase of treasury stock               (100,212)            (64,858)             (9,168)

        Dividends paid to shareholders            (57,886)            (57,456)            (56,380)
                                              -----------         -----------         -----------

            Net cash from financing                66,903            (131,943)            (75,413)

     Net change in cash                            (3,103)              8,282                 698

     Cash, beginning of year                       11,657               3,375               2,677
                                              -----------         -----------         -----------
     Cash, end of year                        $     8,554         $    11,657         $     3,375
                                              ===========         ===========         ===========

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1998

                                 Deferred    Future policy
                                  policy       benefits                                  Net
                                acquisition   losses and   Unearned       Premium    investment
                                   costs     loss expenses premiums       revenue      income
                                ------------ ------------- -----------  ------------ ------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Commercial auto                 $ 9,890     $ 189,817    $ 83,448      $ 139,114     $
    Personal auto                    35,562       418,570     143,543        500,227
    Workers' compensation             7,627       591,527      95,839        100,336
    Gen. liability, A&H              14,954       320,169      65,493         96,535
    Homeowners                       28,379        63,230      98,807        177,419
    CMP, fire and allied lines,
      inland marine                  38,542       348,013     154,233        217,236
    Fidelity, surety, burglary       11,342        14,532      27,019         36,403
Miscellaneous Income                                                             334
Investment                                                                               164,812
Addition due to acquisition          31,402
Retro reinsurance assumed
    from acquisition
                                ------------ ------------- -----------  ------------ ------------

Total property and
    casualty insurance              177,698     1,945,858     668,382      1,267,604     164,812

Life ins. (discontinued
    operations)                      (1,092)       36,599                      3,709       2,288

Premium finance                                                   168          1,219          94

Corporation                                                                                4,118
                                ------------ ------------- -----------  ------------ ------------

    Total                         $ 176,606   $ 1,982,457   $ 668,550    $ 1,272,532   $ 171,312
                                ============ ============= ===========  ============ ============


                                 Benefits,    Amortization
                                 losses and   of deferred     General
                                   loss       acquisition    operating       Premiums
                                 expenses        costs        expenses        written
                                 -----------  ------------  ------------  --------------
Segment
-------
Property and
    casualty insurance:
Underwriting
    Commercial auto                $ 97,077      $ 26,833      $ 18,309       $ 139,087
    Personal auto                   396,312       100,561        11,830         521,262
    Workers' compensation            77,632        18,060        11,912         100,150
    Gen. liability, A&H              47,908        33,875        14,653          95,144
    Homeowners                      145,500        46,448        17,497         180,697
    CMP, fire and allied lines,
      inland marine                 153,575        67,125        24,541         225,749
    Fidelity, surety, burglary        5,662        17,646         6,124          37,021
Miscellaneous Income
Investment
Addition due to acquisition                         5,968
Retro reinsurance assumed
    from acquisition                                                            137,636
                                 -----------  ------------  ------------  --------------

Total property and
    casualty insurance              923,666       316,516       104,866       1,436,746

Life ins. (discontinued
    operations)                          (1)        2,524           456

Premium finance                                                   1,529           1,170

Corporation                                                       6,075
                                 -----------  ------------  ------------  --------------

    Total                         $ 923,665     $ 319,040     $ 112,926     $ 1,437,916
                                 ===========  ============  ============  ==============



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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1997

                                 Deferred     Future policy
                                  policy        benefits                                        Net
                                acquisition    losses and      Unearned        Premium      investment
                                   costs      loss expenses    premiums        revenue        income
                                ------------  --------------  ------------   -------------  ------------
Segment
Property and
    casualty insurance:
Underwriting
    Commercial auto                 $ 8,835       $ 167,558      $ 64,350       $ 139,932
    Personal auto                    29,247         421,276       122,536         459,180
    Workers' compensation             5,290         367,802        40,705         103,484
    Gen. liability, A&H              14,036         254,159        43,030          98,971
    Homeowners                       26,582          64,681        94,752         166,474
    CMP, fire and allied lines,
      inland marine                  33,537         193,885       103,751         200,330
    Fidelity, surety, burglary       10,721          12,296        25,759          35,045
Miscellaneous Income                                                                3,925
Investment                                                                                    $ 172,372
                                ------------  --------------  ------------   -------------  ------------

Total property and
    casualty insurance              128,248       1,481,657       494,883       1,207,341       172,372

Life ins. (discontinued
    operations)                      (2,185)         36,298                        23,865         3,954

Premium finance                                                       193           1,632            65

Corporation                                                                                       5,264
                                ------------  --------------  ------------   -------------  ------------

    Total                         $ 126,063     $ 1,517,955     $ 495,076     $ 1,232,838     $ 181,655
                                ============  ==============  ============   =============  ============

                                 Benefits,    Amortization
                                losses and    of deferred      General
                                   loss       acquisition     operating       Premiums
                                 expenses        costs        expenses        written
                                ------------  -------------  ------------   -------------
Segment
Property and
    casualty insurance:
Underwriting
    Commercial auto               $ 107,740       $ 28,242      $ 15,886       $ 140,295
    Personal auto                   375,431         93,488         9,047         463,933
    Workers' compensation            65,762         21,313         9,979          97,176
    Gen. liability, A&H              55,331         33,731        11,597          96,698
    Homeowners                      125,136         44,666        15,897         168,168
    CMP, fire and allied lines,
      inland marine                 131,499         64,520        21,220         206,133
    Fidelity, surety, burglary        3,743         17,534         5,220          34,418
Miscellaneous Income
Investment
                                ------------  -------------  ------------   -------------

Total property and
    casualty insurance              864,642        303,494        88,846       1,206,821

Life ins. (discontinued
    operations)                         268         15,049           819               6

Premium finance                                                    1,655           1,511

Corporation                                                        5,329
                                ------------  -------------  ------------   -------------

    Total                         $ 864,910      $ 318,543      $ 96,649     $ 1,208,338
                                ============  =============  ============   =============


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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1996

                                 Deferred     Future policy
                                  policy        benefits                                        Net
                               acquisition     losses and      Unearned        Premium      investment
                                  costs       loss expenses    premiums        revenue        income
                               -------------  --------------  ------------   -------------  ------------
Segment
Property and
    casualty insurance:
Underwriting
    Commercial auto                 $ 8,536       $ 167,288      $ 63,800       $ 142,445
    Personal auto                    27,789         428,843       118,034         455,894
    Workers' compensation             7,990         387,951        47,012         124,157
    Gen. liability, A&H              13,833         265,399        45,337         104,428
    Homeowners                       26,553          70,969        92,950         165,630
    CMP, fire and allied lines,
      inland marine                  32,634         213,270        97,943         195,437
    Fidelity, surety, burglary       10,835          13,867        26,312          34,135
Miscellaneous Income                                                                2,410
Investment                                                                                    $ 179,407
                               -------------  --------------  ------------   -------------  ------------

Total property and
    casualty insurance              128,170       1,547,587       491,388       1,224,536       179,407

Life ins. (discontinued
    operations)                     (11,486)        289,086                         4,582         4,812

Premium finance                                                       225           2,115           293

Corporation                                                                                       3,608
                               -------------  --------------  ------------   -------------  ------------

    Total                         $ 116,684     $ 1,836,673     $ 491,613     $ 1,231,233     $ 188,120
                               =============  ==============  ============   =============  ============

                                 Benefits,    Amortization
                                losses and    of deferred      General
                                   loss       acquisition     operating      Premiums
                                 expenses        costs         expenses       written
                                ------------  -------------  ------------  --------------
Segment
Property and
    casualty insurance:
Underwriting
    Commercial auto               $ 100,944       $ 28,285      $ 18,440       $ 139,421
    Personal auto                   394,334         92,589        15,828         455,240
    Workers' compensation            80,975         26,221        10,124         115,398
    Gen. liability, A&H              43,799         34,829        14,081         101,793
    Homeowners                      167,302         46,149        12,641         166,457
    CMP, fire and allied lines,
      inland marine                 141,331         62,688        20,364         195,290
    Fidelity, surety, burglary        1,904         18,095         5,794          34,473
Miscellaneous Income
Investment
                                ------------  -------------  ------------  --------------

Total property and
    casualty insurance              930,589        308,856        97,272       1,208,072

Life ins. (discontinued
    operations)                         693          2,004          (193)            215

Premium finance                                                    1,969           1,981

Corporation                                                        5,907
                                ------------  -------------  ------------  --------------

    Total                         $ 931,282      $ 310,860     $ 104,955     $ 1,210,268
                                ============  =============  ============  ==============

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on policy counts.

                                                                     Schedule IV
                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                 (In thousands)
                          December, 1998, 1997 and 1996

                                                                                                                    Percent of
                                                                                                                      amount
                                                                        Ceded to        Assumed                       assumed
                                                           Gross         other         from other       Net            to net
                                                           amount       companies       companies      amount          amount
                                                        -----------    -----------     -----------    -----------   ------------
Year Ended December 31, 1998
     Life insurance in force                           $       329    $       329     $         0    $         0          0.0%

     Premiums
     Property and casualty insurance                   $ 1,289,837    $    79,268     $   226,177    $ 1,436,746         15.7%
     Life insurance (Discontinued operations)                3,187          3,187               0              0          0.0%
     Accident and health insurance                             567            567               0              0          0.0%
                                                        -----------    -----------     -----------    -----------

     Total premiums                                      1,293,591         83,022         226,177      1,436,746         15.7%

     Premium finance charges                                                                               1,170
     Life insurance - FAS 97 adjustment                                                                        0
                                                                                                      -----------
     Total premiums and finance charges written                                                        1,437,916
     Change in unearned premiums and finance charges                                                     (31,790)
     Retro reinsurance assumed from acquisition                                                         (137,636)
                                                                                                      -----------
     Total premiums and finance charges earned                                                         1,268,490
     Miscellaneous income                                                                                    334
     Discontinued operations - life insurance                                                                  0
                                                                                                      -----------
     Total premiums & finance charges earned -
        continuing operations                                                                        $ 1,268,824
                                                                                                      ===========
Year Ended December 31, 1997
     Life insurance in force                           $       547    $       547     $         0    $         0          0.0%
                                                        ===========    ===========     ===========    ===========
     Premiums
     Property and casualty insurance                   $ 1,225,813    $    31,298     $    12,306    $ 1,206,821          1.0%
     Life insurance (Discontinued operations)               18,359         18,359               0              0          0.0%
     Accident and health insurance                           1,392          1,575             189              6       3150.0%
                                                        -----------    -----------     -----------    -----------

     Total premiums                                      1,245,564         51,232          12,495      1,206,827          1.0%

     Premium finance charges                                                                               1,511
     Life insurance - FAS 97 adjustment                                                                        0
                                                                                                      -----------
     Total premiums and finance charges written                                                        1,208,338
     Change in unearned premiums and finance charges                                                      (3,283)
                                                                                                      -----------

     Total premiums and finance charges earned                                                         1,205,055
     Miscellaneous income                                                                                  3,925
     Discontinued operations - life insurance                                                                 (6)
                                                                                                      -----------
     Total premiums & finance charges earned -
        continuing operations                                                                        $ 1,208,974
                                                                                                      ===========
Year Ended December 31, 1996
     Life insurance in force                           $ 4,623,435    $ 4,623,435     $         0    $         0          0.0%
                                                        ===========    ===========     ===========    ===========

     Premiums
     Property and casualty insurance                   $ 1,211,695    $    29,039     $    25,416    $ 1,208,072          2.1%
     Life insurance (Discontinued operations)               29,822         29,822               0              0          0.0%
     Accident and health insurance                           2,204          3,502           1,513            215        703.7%
                                                        -----------    -----------     -----------    -----------

     Total premiums                                      1,243,721         62,363          26,929      1,208,287          2.2%

     Premium finance charges                                                                               1,981
                                                                                                      -----------
     Total premiums and finance charges written                                                        1,210,268
     Change in unearned premiums and finance charges                                                      14,182
                                                                                                      -----------

     Total premiums and finance charges earned                                                         1,224,450
     Miscellaneous income                                                                                  2,416
     Discontinued operations - life insurance                                                               (215)
                                                                                                      -----------
     Total premiums & finance charges earned -
        continuing operations                                                                        $ 1,226,651
                                                                                                      ===========

                                                                      Schedule V
                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                           Balance at                          Addition                         Balance at
                                           beginning         Charged to         due to                            end of
                                           of period          expenses        Acquisition      Deductions         period

Year ended December 31, 1998
       Reserve for bad debt                 4,200               100            4,439                0            8,739


Year ended December 31, 1997
       Reserve for bad debt                 3,700               500                0                0            4,200


Year ended December 31, 1996
       Reserve for bad debt                 3,500               200                0                0            3,700

                                                                     Schedule VI

                   Ohio Casualty Corporation and Subsidiaries
 Consolidated Supplemental Information Concerning Property and Casualty
                              Insurance Operations
                                 (IN THOUSANDS)

                                      Reserves for
                            Deferred  unpaid claims
                             policy     and claim   Discount                               Net
    Affiliation with      acquisition   adjustment     of       Unearned     Earned     investment
       registrant             costs      expenses   reserves    premiums    premiums     income
                            ----------  ----------- ---------- ----------- -----------  ----------

Property and casualty
  subsidiaries

Year ended December 31,
   1998                     $ 177,698   $ 1,945,858    $    0   $ 668,382  $1,267,604   $ 164,812
                            ==========  =========== ========== =========== ===========  ==========


Year ended December 31,
   1997                     $ 128,248   $ 1,481,657    $    0   $ 494,883  $1,207,341   $ 172,372
                            ==========  =========== ========== =========== ===========  ==========


Year ended December 31,
   1996                     $ 128,170   $ 1,547,587    $    0   $ 491,388  $1,224,536   $ 179,407
                            ==========  =========== ========== =========== ===========  ==========

                            Claims and claim
                           adjustment expenses     Amortization    Paid
                           incurred related to     of deferred    claims
                           ---------------------      policy     and claim
    Affiliation with        Current       Prior     acquisition  adjustment    Premiums
       registrant             year        years        costs      expenses     written
                           -----------  ----------- ------------ -----------  -----------

Property and casualty
  subsidiaries

Year ended December 31,
   1998                     $ 989,115    $ (66,119)   $ 316,516   $ 963,094   $ 1,436,746
                           ===========  =========== ============ ===========  ===========


Year ended December 31,
   1997                     $ 921,818    $ (53,615)   $ 303,494   $ 929,399   $ 1,206,821
                           ===========  =========== ============ ===========  ===========


Year ended December 31,
   1996                    $1,008,395    $ (76,920)   $ 308,856  $1,001,706   $ 1,208,072
                           ===========  =========== ============ ===========  ===========

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

                                                                                           Page
                                                                                          Number
                                                                                          ------
Exhibit 21        Subsidiaries of Registrant                                                  75

Exhibit 22        Proxy Statement of the Board of Directors for the fiscal year
                  ended December 31, 1998                                                  76-95

Exhibit 23        Consent of Independent Accountants to incorporation of their opinion by reference in Registration Statement on Form S-3 and
                  Form S-8                                                                    96

Exhibit 27        Financial Data Schedule                                                     97

Exhibit 28        Information from Reports Furnished to State Insurance
                  Regulation Authorities                                                  98-111

Exhibits incorporated by reference to previous filings:

Exhibit 2 Asset Purchase Agreement between Ohio Casualty Corporation and Great American Insurance Company filed with Form 10Q on
                  November 13, 1998

Exhibit 3 Articles of Incorporation and By Laws amended 1986 and filed with Form 8-K on January 15, 1987

Exhibit 3a Amendment to Amended Articles of Incorporation increasing authorized number of shares to 150,000,000 common shares and authorized 2,000,000 preferred shares, dated April 17, 1996

Exhibit 4         Amended and Restated Rights Agreement dated as of February 19,
                  1998 between Ohio Casualty Corporation and First Chicago Trust
                  Company of New York, as Rights Agent.


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