Form 10-Q
period 1999-03-31
OHIO CASUALTY CORP
filed 1999-05-17
CIK 73952

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended March 31, 1999.
                            --------------
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934
      For the transition period from                     to
                                     -------------------    ------------------
Commission File Number 0-5544

                         OHIO CASUALTY CORPORATION
         (Exact name of registrant as specified in its charter)

            OHIO                                         31-0783294
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 136 North Third Street, Hamilton, Ohio                       45025
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

                                                    Yes      X           No

   The aggregate market value as of May 3, 1999 of the voting stock held by non-affiliates of the registrant was $975,799,672.

   On May 3, 1999 there were 30,760,792 shares outstanding.


                                 Page 1 of 16
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
                                                  March 31,      December 31,
                                                     1999            1998
-----------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
      (cost:   $2,384,266 and $2,307,734)        $2,460,593      $2,415,904
   Equity securities, at fair value
      (cost:   $237,867 and $245,129)               907,347         924,906
   Short-term investments, at fair value
      (cost:   $67,812 and $262,939)                 67,814         262,863
                                                 -----------     -----------
         Total investments                        3,435,754       3,603,673
Cash                                                 43,578          42,139
Premiums and other receivables, net of
   allowance for bad debts of $9,039 and
   $8,739, respectively                             347,922         301,943
Deferred policy acquisition costs                   174,559         176,606
Property and equipment, net of accumulated
   depreciation of $101,673 and $97,991,
   respectively                                      87,861          80,065
Reinsurance recoverable                             170,271         186,861
Goodwill, net of accumulated amortization of
      $3,094 and $1,031, respectively               305,267         308,206
Other assets                                        123,380         102,771
----------------------------------------------------------------------------
         Total assets                            $4,688,592      $4,802,264
============================================================================

Liabilities
Insurance reserves:
   Unearned premiums                             $  693,367      $  668,550
   Losses                                         1,547,714       1,580,599
   Loss adjustment expenses                         368,031         376,340
   Future policy benefits                            20,883          25,518
Note payable                                        255,000         265,000
California Proposition 103 reserve                   48,653          48,043
Deferred income taxes                               125,509         140,730
Other liabilities                                   359,461         376,503
                                                 -----------     -----------
         Total liabilities                        3,418,618       3,481,283

Shareholders' equity
Common stock, $.125  par value                        5,850           5,850
   Authorized:   150,000,000 shares
   Issued:   47,209,172
Additional paid-in capital                            4,312           4,186
Common stock purchase warrants                       21,138          21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
     applicable income taxes                        484,247         511,816
Retained earnings                                 1,182,255       1,185,349
Treasury stock, at cost:
   (Shares:  16,448,380; 15,535,089)               (427,828)       (407,358)
                                                  ----------      ----------
         Total shareholders' equity               1,269,974       1,320,981
----------------------------------------------------------------------------
         Total liabilities and shareholders'
           equity                                $4,688,592      $4,802,264
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                       1999          1998
----------------------------------------------------------------------------
Premiums and finance charges earned                 $ 384,545     $ 309,627
Investment income less expenses                        41,809        44,633
Investment gains realized, net                            903         4,082
                                                    ----------    ----------
         Total revenues                               427,257       358,342

Losses and benefits for policyholders                 231,753       188,117
Loss adjustment expenses                               34,061        26,380
General operating expenses                             42,987        28,352
Amortization of goodwill                                3,094             0
California Proposition 103 reserve,
   including interest                                     611           897
Amortization of deferred policy acquisition costs      99,969        73,731
                                                    ----------    ----------
         Total expenses                               412,475       317,477

Income from continuing operations
   before income taxes                                 14,782        40,865
Income taxes
   Current                                              2,237         7,457
   Deferred                                               828         2,494
                                                    ----------    ----------
         Total income taxes                             3,065         9,951
----------------------------------------------------------------------------
Income before discontinued operations                  11,717        30,914
Income from discontinued operations net of taxes of
   $(502) and $179, respectively                        1,795           280
Cumulative effect of accounting change, net of taxes   (2,255)            0
----------------------------------------------------------------------------
Net income                                          $  11,257     $  31,194
============================================================================
Other comprehensive income, net of tax:
   Net change in unrealized gains (losses), net
     of income tax expense/benefit of $(14,844)
     and $38,470, respectively                        (27,569)       71,445
                                                    ----------    ----------
Comprehensive income                                $ (16,312)    $ 102,639
============================================================================
Average shares outstanding - basic                     31,145        33,621

Average shares outstanding - diluted                   31,163        33,663
============================================================================
Earnings per share (basic and diluted):
Income from continuing operations, per share        $    0.38     $    0.92
Income from discontinued operations, per share           0.05          0.01
Effect of change in accounting principle
   (net of tax)                                         (0.07)         0.00
                                                    ----------    ----------
Net income, per share                               $    0.36     $    0.93

Cash dividends, per share                           $    0.46     $    0.44
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                          Common        Accumulated
                                           Additional      stock           other                                    Total
                                  Common    paid-in       purchase     comprehensive     Retained     Treasury   shareholders'
                                  Stock     capital       warrants         income        earnings       stock       equity
Balance
January 1, 1998                  $ 5,850    $ 3,923      $      0       $ 454,241      $ 1,158,308  $ (307,493)  $ 1,314,829

Unrealized gain (loss)                                                    109,915                                    109,915
Deferred income tax benefit on
  net unrealized gain (loss)                                              (38,470)                                   (38,470)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (8,276 shares)                       195                                                        193           388
Repurchase of treasury
  stock  (30,000 shares)                                                                                (1,464)       (1,464)
Net income                                                                                  31,194                    31,194
Cash dividends paid
  ($.44 per share)                                                                         (14,797)                  (14,797)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1998                   $ 5,850    $ 4,118      $      0       $ 525,686      $ 1,174,705  $ (308,764)  $ 1,401,595
=============================================================================================================================

Balance
January 1, 1999                  $ 5,850    $ 4,186      $ 21,138       $ 511,816      $ 1,185,349  $ (407,358)  $ 1,320,981

Unrealized gain (loss)                                                    (42,413)                                   (42,413)
Deferred income tax benefit on
  net realized gain (loss)                                                 14,844                                     14,844
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (9,009 shares)                       126                                                        212           338
Repurchase of treasury
  stock  (517,100 shares)                                                                              (20,682)      (20,682)
Net income                                                                                  11,257                    11,257
Cash dividends paid
  ($.46 per share)                                                                         (14,351)                  (14,351)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1999                   $ 5,850    $ 4,312      $ 21,138       $ 484,247      $ 1,182,255  $ (427,828)  $ 1,269,974
=============================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                      1999            1998
----------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income                                    $  11,257      $  31,194
      Adjustments to reconcile net income to
       cash from operations:
         Changes in:
            Insurance reserves                        (21,013)           401
            Income taxes                                1,349          3,133
            Premiums and other receivables            (45,979)       (11,822)
            Deferred policy acquisition costs           2,046         (3,648)
            Reinsurance recoverable                    16,589         (9,160)
            Other assets                              (12,399)        13,674
            Other liabilities                         (25,689)        (3,899)
            Amortization of goodwill                    2,939              0
         Depreciation and amortization                  8,318          3,463
         Investment gains and losses                   (2,103)        (4,042)
         Cumulative effect of an accounting change      2,255              0
         California Proposition 103                       611            896
                                                     ---------      ---------
            Net cash generated (used) by operations   (61,819)        20,190

Investments
   Purchase of investments:
      Fixed income securities - available for sale   (255,146)       (45,155)
      Equity securities                                (6,395)        (2,986)
   Proceeds from sales:
      Fixed income securities - available for sale    140,013         10,426
      Equity securities                                15,146          6,678
   Proceeds from maturities and calls:
      Fixed income securities - available for sale     27,998         39,640
      Equity securities                                 3,000              0
   Property and equipment
      Purchases                                       (11,612)        (4,081)
      Sales                                               135            164
                                                     ---------      ---------
         Net cash from investments                    (86,861)         4,686

Financing
   Note payable                                       (10,000)             0
   Proceeds from exercise of stock options                103              1
   Purchase of treasury stock                         (20,682)        (1,686)
   Dividends paid to shareholders                     (14,351)       (14,797)
                                                    ----------     ----------
         Net cash used in financing activity          (44,930)       (16,482)

Net change in cash and cash equivalents              (193,610)         8,394
Cash and cash equivalents, beginning of period        305,002        120,055
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period            $ 111,392      $ 128,449
=============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

                     OHIO CASUALTY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

During the quarter, the Corporation adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. In accordance with SOP 97-3, the Corporation accrued a liability for insurance assessments of $2.3 million net of tax. This was recorded as a change in accounting method.

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

NOTE II - EARNINGS PER SHARE

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

                                                  Three months ended
                                                       March 31
                                                1999                1998
                                                ----                ----
Income from continuing operations             $11,717             $30,914

Weighted average common shares
outstanding - basic                            31,145              33,621

Basic income from continuing
operations per weighted average share         $   .38             $   .92
==============================================================================
Weighted average common shares outstanding     31,145              33,621

Effect of dilutive securities                      18                  42
------------------------------------------------------------------------------
Weighted average common shares
outstanding - diluted                          31,163              33,663

Diluted income from continuing
operations per weighted average share         $   .38             $   .92
==============================================================================

NOTE III - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's 1998 Form 10-K, Item 14.

NOTE IV  -- SEGMENT INFORMATION

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

   Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including loss and loss adjustment expense ratios, combined ratio, premiums written, underwriting gain/loss and the effect of catastrophe losses on the segment. The following tables present this information by segment as of March 31, 1999 and 1998 as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

Private Passenger Auto              1999          1998
--------------------------------------------------------------
Net premiums written              $153,148       $125,492
  % Increase(decrease)                22.0%           9.3%
Net premiums earned                131,988        121,670
  % Increase(decrease)                 8.5%           9.8%
Underwriting gain/(loss)
  (before tax)                      (6,012)        (2,675)
Loss ratio                            64.2%          66.6%
Loss expense ratio                    10.8%          10.8%
Underwriting expense ratio            25.5%          24.0%
Combined ratio                       100.5%         101.4%
Impact of catastrophe
losses on combined ratio               0.3%           0.2%

CMP, Fire, Inland Marine              1999         1998
---------------------------------------------------------------
Net premiums written               $74,925       $52,627
  % Increase(decrease)                42.4%         -0.4%
Net premiums earned                 73,793        51,647
  % Increase(decrease)                42.9%          4.4%
Underwriting gain/(loss)
   (before tax)                    (14,195)       (2,198)
Loss ratio                            69.8%         57.0%
Loss expense ratio                     8.0%          3.6%
Underwriting expense ratio            40.8%         42.8%
Combined ratio                       118.6%        103.4%
Impact of catastrophe losses
on combined ratio                      2.1%          1.6%

General Liability                     1999         1998
---------------------------------------------------------------
Net premiums written               $32,162       $24,083
  % Increase(decrease)                33.5%         -9.0%
Net premiums earned                 30,883        23,943
  % Increase(decrease)                29.0%         -4.8%
Underwriting gain/(loss)
   (before tax)                      6,105         2,085
Loss ratio                            30.5%         33.6%
Loss expense ratio                     0.1%          9.8%
Underwriting expense ratio            47.7%         47.6%
Combined ratio                        78.3%         91.0%
Impact of catastrophe losses
on combined ratio                      N/A           N/A

Workers' Compensation                 1999         1998
---------------------------------------------------------------
Net premiums written               $47,126       $25,190
  % Increase(decrease)                87.1%        -13.5%
Net premiums earned                 50,428        24,665
  % Increase(decrease)               104.5%        -11.7%
Underwriting gain/(loss)
  (before tax)                       5,443        (7,840)
Loss ratio                            48.4%         90.5%
Loss expense ratio                     8.5%          8.7%
Underwriting expense ratio            34.6%         31.9%
Combined ratio                        91.5%        131.1%
Impact of catastrophe losses
on combined ratio                      N/A           N/A

Commercial Auto                       1999         1998
--------------------------------------------------------------
Net premiums written               $43,124       $35,571
  % Increase(decrease)                21.2%         -6.2%
Net premiums earned                 42,502        34,456
  % Increase(decrease)                23.4%         -1.1%
Underwriting gain/(loss)
  (before tax)                      (5,990)         (780)
Loss ratio                            67.1%         58.3%
Loss expense ratio                    12.4%          9.7%
Underwriting expense ratio            34.1%         33.2%
Combined ratio                       113.6%        101.2%
Impact of catastrophe losses
on combined ratio                      0.2%          0.2%

Homeowners                            1999         1998
--------------------------------------------------------------
Net premiums written               $37,478       $40,075
  % Increase(decrease)                -6.5%          4.6%
Net premiums earned                 45,654        44,145
  % Increase(decrease)                 3.4%          5.7%
Underwriting gain/(loss)
  (before tax)                     (10,603)       (1,050)
Loss ratio                            82.7%         60.4%
Loss expense ratio                     8.8%          6.9%
Underwriting expense ratio            38.7%         38.6%
Combined ratio                       130.2%        105.9%
Impact of catastrophe losses
on combined ratio                      7.8%          4.3%

Fidelity & Surety                     1999         1998
---------------------------------------------------------------
Net premiums written                $9,401        $8,764
  % Increase(decrease)                 7.3%          5.2%
Net premiums earned                  9,275         8,840
  % Increase(decrease)                 4.9%          0.3%
Underwriting gain/(loss)
  (before tax)                       1,812         1,191
Loss ratio                             2.7%         15.0%
Loss expense ratio                     4.6%          5.8%
Underwriting expense ratio            72.2%         66.3%
Combined ratio                        79.5%         87.1%
Impact of catastrophe losses
on combined ratio                      N/A           N/A

Total Property & Casualty             1999         1998
----------------------------------------------------------------
Net premiums written              $397,364       $311,802
  % Increase(decrease)                27.4%           1.3%
Net premiums earned                384,523        309,366
  % Increase(decrease)                24.3%           3.6%
Underwriting gain/(loss)
  (before tax)                     (23,440)       (11,267)
Loss ratio                            61.5%          61.1%
Loss expense ratio                     8.9%           8.5%
Underwriting expense ratio            34.5%          33.8%
Combined ratio                       104.9%         103.4%
Impact of catastrophe losses
on combined ratio                      1.8%           1.0%

All other                             1999         1998
-----------------------------------------------------------------
Revenues                             $(376)        $1,657
Expenses                             4,973          1,975
-----------------------------------------------------------------
Net income                         $(5,349)         $(318)

Reconciliation of Revenues            1999         1998
-------------------------------------------------------------
Net premiums earned for
  reportable segments             $384,523       $309,366
Investment income                   42,467         43,230
Realized gains                       1,078          4,236
Miscellaneous income                    43             87
-----------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)       428,111        356,919
Property and casualty
statutory to GAAP adjustment          (478)          (234)
-----------------------------------------------------------------
Total revenues property
and casualty (GAAP basis)          427,633        356,685
Other segment revenues                (376)         1,657
-----------------------------------------------------------------
Total revenues                    $427,257       $358,342
=================================================================

Reconciliation of Underwriting
gain/(loss) (before tax)              1999            1998
-----------------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
  (Statutory basis)                  (23,440)        (11,267)
Statutory to GAAP adjustment              77           5,307
--------------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
  (GAAP basis)                       (23,363)        (5,960)
Net investment income                 41,809         44,634
Realized gains                           903          4,082
Other income                          (4,567)        (1,891)
--------------------------------------------------------------
Income from continuing
operations before income taxes       $14,782        $40,865
==============================================================

NOTE V - ACQUISITION OF COMMERCIAL LINES BUSINESS

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

   The transaction was accounted for using the purchase method of accounting. The following table presents the unaudited quarterly proforma results of operations had the acquisition occurred at the beginning of first quarter 1998.

(Unaudited)                  1999          1998
----------------------------------------------------
Revenues                   $427,257      $452,326
Net income                   11,257        32,642
Diluted earnings per share      .36           .97

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Corporation adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers will be reduced from five to three locations. Underwriting branch locations will be reduced from seventeen to eight locations and claims branches will be reduced from thirty-eight to six locations. The Corporation recognized $10,000 in expenses in its income statement to reflect one-time charges related to its branch office consolidation plan. These charges consisted solely of future contractual lease payments related to abandoned facilities. The activities under the plan are expected to be completed by year-end 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition ------- and Results of Operations
         -----------------------------------------------------------------
Property and casualty pre-tax underwriting losses for the quarter ended March 31, 1999 were $23.4 million, $.75 per share, compared with $6.0 million, $.18 per share for the same period in 1998. Gross premiums for the first three months of 1999 increased 12.3% for all lines of business excluding the effect of $76.5 million in gross premium written from the GAI acquisition. Commercial lines decreased .3% and personal lines increased 21.6% from the same period last year excluding the effects of the GAI acquisition. Property and casualty net premiums increased 6.3% for the first quarter of 1999 from the same period a year ago excluding $65.8 million related to the GAI acquisition.

Premium from Key Agents grew 9.5% over the same period of 1998. Key Agents work closely with the Corporation to establish goals to increase profitability, growth and retention. Non-key active agents grew 8.2% over 1998. These together with new appointments brings total active agent premium growth to 11.4% for 1999.

New Jersey is our largest state with 18.8% of total net premiums written during the quarter. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Corporation has paid $3.4 million in 1999 for fiscal year 2000 assessment and has paid $3.2 million in 1998. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.

Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The reform bill became effective on March 22, 1999, and all new policies and renewal policies written on or after that date reflect the 15% rate reduction. Current policyholders electing to cancel their current policy and renew with the effects of the rate rollback have so far been insignificant. The anticipated impact on the Corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies but the degree of offset, if any, is uncertain at present. As of March 31, 1999, the Corporation had personal auto net premium written of $46.2 million or 62.0% of total premium that the Corporation writes in New Jersey compared with $114.5 million or 53.1% at year-end 1998. The projected impact of this reform bill on the Corporation would have been a decrease in premium of $6.9 million and $17.2 million for the periods ended March 31, 1999 and December 31, 1998 respectively.

The combined ratio for the first three months increased 1.5 points to 104.9% from 103.4% from the same period last year. The three-month combined ratio for homeowners increased 24.3 points to 130.2% from 105.9% in the same period last year. This increase is due to an increase in non-catastrophe weather related losses in 1999 compared with the same period of 1998. Personal automobile, the Corporation's largest line, recorded a 1999 three-month combined ratio of 100.5% decreasing from 101.4% in 1998. Workers' compensation combined ratio for the first three months of 1999 decreased 39.6 points to 91.5% from 131.1% during the same period last year. The decrease in the workers' compensation ratio is due to reserve increases in 1998 from the additional development of certain pre-existing claims that have leveled off in the first quarter 1999.

The general liability combined ratio decreased during the first quarter 1999 to 78.3% from 91.0% in 1998. This reduction is largely due to favorable loss development during the first quarter of 1999. The combined ratio for CMP, fire and inland marine increased 15.2 points to 118.6% from 103.4% during March 1999. This increase is due largely to an increase in frequency due to non-catastrophe weather related losses as well as adverse development in the first quarter of 1999 compared with the same period last year.

The first quarter catastrophe losses were $5.6 million and accounted for 1.8 points on the combined ratio. This compares with $3.0 million and 1.0 point for the same period in 1998. The effect of catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the first quarter of 1999 there were 5 catastrophes compared with 8 catastrophes in the first quarter of 1998. The largest catastrophe in each quarter was $2.4 million and $1.7 million, respectively, in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 54 and 55 of the Corporation's 1998 Form 10-K.

For the quarter, property and casualty before tax investment income was $42.5 million, $1.36 per share, decreasing slightly from $43.2 million, $1.29 per share, for the same period last year. The effective tax rate on investment income for the first quarter of 1999 was 25.1% compared with 24.4% for the comparable period in 1998.

Net cash used by operations was $61.8 million for the first three months of the year compared with net cash generated of $20.2 million for the same period in 1998. This change is due to a decrease in net income of $19.9 million from the same period last year, an increase in agents balances receivable, largely caused by a shift from a six month billing period to a twelve month billing period and payment of $40.0 million for other liabilities assumed from GAI. Shareholder dividend payments were $14.4 million in the first three months of 1999 compared with $14.8 million for the same period of 1998.

In 1995, the Corporation reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during the fourth quarter of 1998. There remains approximately $1.1 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies. Additional information related to the discontinued life insurance operations is included in Item 14, Note 20 Discontinued Operations on page 60 of the Corporation's 1998 Form 10-K.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:


                                              March 31,          December 31,
                                                1999                1998
------------------------------------------------------------------------------
Below investment grade securities:
   Carrying value                              $194.5              $207.3
   Amortized cost                               199.5               208.8

Unrated securities:
   Carrying value                              $328.6              $281.8
   Amortized cost                               317.5               264.8

Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

                                              March 31,          December 31,
                                               1999                 1998
------------------------------------------------------------------------------
Below investment grade securities at
   carrying value                              $194.5              $207.3

Other rating agencies categorizing unrated
   securities as below investment grade           9.7                 7.7
                                               ------              ------
Below investment grade securities at
   carrying value                              $204.2              $215.0

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 62 corporate borrowers in approximately 39 industries.

Investments in below investment grade securities have greater risks than investment in investment grade securities. The risk of default by borrowers which issue securities rated below investment grade is significantly greater because these securities are generally unsecured and often subordinated to other debt and these borrowers are often highly leveraged and are more sensitive to adverse economic conditions such as a recession or a sharp increase in interest rates. Current liquidity needs are expected to be met by scheduled bond maturities, even if the below investment grade and unrated securities are excluded. Investment grade securities are also subject to significant adverse risks including the risks of re-leveraging and changes in control of the issuer. In most instances, investors are unprotected with respect to such risks, the effects of which can be substantial.

For further discussion of the Corporation's investments, see Item 1 of the Corporation's 1998 Form 10-K for the year ended December 31, 1998.

In 1994, the National Association of Insurance Commissioners developed a risk-based capital model to establish standards which will compare insurance company statutory surplus to required minimum capital based on risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk consisting of investment risk and credit risk; and underwriting risk composed of loss reserve and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies are in excess of the necessary capital to conform with the risk-based capital model.

Proposition 103 was passed in the State of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance
companies.   Even after considering investment income, total returns in
California were less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the State of California assessed the Corporation $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million due to California Senate Bill 905 which permitted reduction of the rollback due to actual commissions and premium taxes paid. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest.

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified.
The Corporation expected the commissioner to rule sometime after the election in November, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Corporation would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Corporation's Constitutional argument that this rollback is confiscatory. Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $48.7 million at March 31, 1999.

In December 1992, the Corporation stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the group.

During the first quarter, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the quarter was 517,100, at an average price of $40 per share. The Company has remaining authorization to repurchase 546,812 additional shares.

The Corporation is proceeding on schedule in its phased approach to convert its computer systems to be Year 2000 compliant. The four phases included in this approach are: awareness, planning, execution/testing and compliance. All phases, including awareness, planning, execution/testing and compliance verification are complete; however, we continue testing to ensure utmost preparedness.

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

As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which includes addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. The Corporation's LPAR has a dedicated processor, disk and tape storage. In this environment, data can be migrated forward and tested as the internal date in the computer is changed to critical dates in 1999 and 2000. This provides an excellent environment to test applications, system software and hardware. This involves individual and integrated compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas are required to undergo LPAR compliance testing, and at this time, all have completed the LPAR compliance testing.

All systems will undergo integrated testing of the production environment. In 1999, contingency plans include compliance reverification of this integrated test early in the third quarter 1999 and again early in the fourth quarter 1999.

As of March 31, 1999, the total amount spent to date for I/S related costs on the Year 2000 project is $2.4 million and the Corporation anticipates minimal
additional I/S related expenses.   These amounts do not include any costs
associated with efforts made to contact third parties or related to contingency planning. As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation to date has not had to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make substantial expenditures to address Year 2000 compliance in the future.

During 1997, the Corporation began the compliance phase. The Year 2000 team has identified all significant vendors, suppliers and agents of the Corporation and has completed the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation will continue to monitor the Year 2000 status of these entities and develop contingency plans to reduce the possible disruption in business operations that may result from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Should a third-party with whom the Corporation transacts business have a system failure due to not being Year 2000 compliant, the Corporation believes this could result in a delay in processing or reporting transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's intention to develop contingency plans to respond to these potential system failures by such third parties.

The Corporation is also addressing non information technology (non-IT) to ensure Year 2000 compliance. The Year 2000 team has completed an assessment of the non-IT assets; and, identified the material items that have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The team reported on the identified non-IT assets in December 1998 to the Corporation's Executive Management Team. Remediation and contingency planning is scheduled throughout 1999 with regular updates required to be given to the Executive Management Team.

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

The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Corporation is managing this concern by directly providing educational information on Year 2000 to insureds and agents; adding clarification and exclusionary language to certain policies; and by adjusting underwriting practices. The Corporation believes that no coverage exists; however, minimal coverage may be interpreted to exist under some current liability and product policies. The Corporation has historically avoided manufacturing risks which produce computer or computer-dependent products.

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

PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -

          At the annual meeting on April 21, 1999, shareholders voted on board of director seats for three year terms. Those elected were:

            Arthur Bennert:   For  28,103,879;  against  126,743;
                              abstentions    277,003
            Catherine Dolan:  For  28,053,210;  against  169,345;
                              abstentions    285,070
            Lauren Patch:     For  27,961,350;  against  193,691;
                              abstentions    352,584

          Those directors whose term of office continued after the meeting were: Jack E. Brown, Wayne Embry, Vaden Fitton, Joseph L. Marcum, Stephen Marcum, Stanley Pontius, Howard L. Sloneker III and Bill Woodall.

          Jeffery D. Lowe whose term expired in 1999, decided not to run for re-election and resigned from the Board of Directors effective April 21, 1999.

Item 5.   Other Information - None

Item 6.   Exhibits and reports on Form 8-K -
          The Corporation filed a Form 8-K on February 16, 1999, to file the Corporation's 1998 financial statements.

          The Corporation filed Form 8-K/A on February 16, 1999, to amend Form 8-K filed on December 15, 1998, to include pro forma financial statements required for the GAI acquisition.

          The Corporation filed Form 8-K/A on March 26, 1999, to amend the 8-K filing on February 16, 1999.

          The Corporation filed Form 8-K/A on March 26, 1999, to amend the 8-K filing on December 15, 1998.

          Attached hereto as Exhibit No. 27 is the Financial Data Schedule.

          Attached hereto as Exhibits 10.1, 10.2 and 10.3 are management contracts.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OHIO CASUALTY CORPORATION
                                              --------------------------------
                                                       (Registrant)


May 17, 1999                                  --------------------------------
                                              Barry S. Porter, CFO/Treasurer
                                              (on behalf of Registrant and
                                              as Principal Accounting Officer)