Form 10-Q
period 1999-06-30
OHIO CASUALTY CORP
filed 1999-08-13
CIK 73952

===============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 1999.
			   -------------

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from               to
				    -------------    --------------

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

				       Yes   X               No

   The aggregate market value as of August 2, 1999 of the voting stock held by non-affiliates of the registrant was $947,098,454.

   On August 2, 1999 there were 61,083,584 shares outstanding.


				  Page 1 of 18
===============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS
OHIO CASUALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
					      June 30,        December 31,
						1999               1998
					    (Unaudited)
----------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
      (cost:   $2,441,661 and $2,307,734)   $  2,459,720       $  2,415,904
   Equity securities, at fair value
      (cost:   $160,668 and $245,129)            712,941            924,906
   Short-term investments, at fair value
      (cost:   $216,441 and $262,939)            216,473            262,863
					     ------------       ------------
	 Total investments                     3,389,134          3,603,673
Cash                                              40,883             42,139
Premiums and other receivables, net of
  allowance for bad debts of $9,039 and
  $8,739, respective                             368,471            301,943
Deferred policy acquisition costs                178,020            176,606
Property and equipment, net of accumulated
  depreciation of $106,346 and $97,991,
  respectively                                    92,685             80,065
Reinsurance recoverable                          172,642            186,861
Agent relationships, net of accumulated
      amortization of $6,188 and $1,031,
      respectively                               302,173            308,206
Other assets                                     129,775            102,771
----------------------------------------------------------------------------
	 Total assets                        $ 4,673,783        $ 4,802,264
============================================================================
Liabilities
Insurance reserves:
   Unearned premiums                         $   723,957        $   668,550
   Losses                                      1,560,211          1,580,599
   Loss adjustment expenses                      367,307            376,340
   Future policy benefits                         20,883             25,518
Note payable                                     255,000            265,000
California Proposition 103 reserve                49,264             48,043
Deferred income taxes                             67,175            140,730
Other liabilities                                398,753            376,503
					     ------------       ------------
	 Total liabilities                     3,442,550          3,481,283

Shareholders' equity
Common stock, $.125  par value                     5,850              5,850
   Authorized:   300,000,000 shares
   Issued:   94,418,344
Additional paid-in capital                         4,312              4,186
Common stock purchase warrants                    21,138             21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
     applicable income taxes                     371,551            511,816
Retained earnings                              1,264,917          1,185,349
Treasury stock, at cost:
   (Shares:  33,340,760; 31,070,178)            (436,535)          (407,358)
					     ------------       ------------
	 Total shareholders' equity            1,231,233          1,320,981
----------------------------------------------------------------------------
	 Total liabilities and shareholders'
	   equity                            $ 4,673,783        $ 4,802,264
============================================================================

 Accompanying notes are an integral part of these financial statements.
 For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.
 All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
							Three Months
							Ended June 30,
						    1999              1998
----------------------------------------------------------------------------
Premiums and finance charges earned            $   374,309       $   311,663
Investment income less expenses                     41,013            41,300
Investment gains realized, net                     167,340             8,151
					       ------------      ------------
	 Total revenues                            582,662           361,114

Losses and benefits for policyholders              257,724           216,551
Loss adjustment expenses                            44,861            30,088
General operating expenses                          42,305            29,826
Amortization of agent relationships                  3,094                 0
California Proposition 103 reserve,
  including interest                                   611               896
Amortization of deferred policy acquisition
  costs                                            100,074            75,126
					       ------------      ------------
	 Total expenses                            448,669           352,487

Income from continuing operations
   before income taxes                             133,993             8,627
Income taxes
   Current                                          34,981              (194)
   Deferred                                          2,339            (1,168)
					       ------------      ------------
	 Total income taxes                         37,320            (1,362)
-----------------------------------------------------------------------------
Income from continuing operations                   96,673             9,989
Income from discontinued operations net of
  taxes of $150 and $158, respectively                 104               345
-----------------------------------------------------------------------------
Net income                                     $    96,777       $    10,334
=============================================================================
Other comprehensive income/(loss), net of tax:
   Net change in unrealized gains (losses),
    net of income tax expense/(benefit)
    of $(60,684) and $(5,054), respectively       (112,696)           (9,387)
					       ------------      ------------
Comprehensive income/(loss)                    $   (15,919)      $       947
=============================================================================
Average shares outstanding - basic                  61,376            66,852

Average shares outstanding - diluted                61,400            66,952
=============================================================================
Earnings per share (basic and diluted):
Income from continuing operations, per share   $      1.58       $      0.15
Income from discontinued operations, per share        0.00              0.00
Effect of change in accounting principle
  (net of tax)                                        0.00              0.00
					       ------------      ------------
Net income, per share                          $      1.58       $      0.15

Cash dividends, per share                      $      0.23       $      0.22
=============================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.
 All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(In thousands)
(Unaudited)
							 Six Months
							Ended June 30,
						    1999              1998
Premiums and finance charges earned            $   758,854       $   621,290
Investment income less expenses                     82,822            85,933
Investment gains realized, net                     168,243            12,233
					       ------------      ------------
	 Total revenues                          1,009,919           719,456

Losses and benefits for policyholders              489,477           404,668
Loss adjustment expenses                            78,922            56,468
General operating expenses                          85,292            58,178
Amortization of agent relationships                  6,188                 0
California Proposition 103 reserve,
  including interest                                 1,222             1,793
Amortization of deferred policy acquisition
  costs                                            200,043           148,857
					       ------------      ------------
	 Total expenses                            861,144           669,964

Income from continuing operations
   before income taxes                             148,775            49,492
Income taxes
   Current                                          37,218             7,263
   Deferred                                          3,167             1,326
					       ------------      ------------
	 Total income taxes                         40,385             8,589
-----------------------------------------------------------------------------
Income from continuing operations                  108,390            40,903
Income from discontinued operations net of
  taxes of $(352) and $337, respectively             1,899               625
Cumulative effect of accounting change, net of      (2,255)                0
-----------------------------------------------------------------------------
Net income                                     $   108,034       $    41,528
=============================================================================
Other comprehensive income/(loss), net of tax:
   Net change in unrealized gains (losses),
     net of income tax expense/(benefit) of
     $(75,528) and $33,416                        (140,265)           62,058
-----------------------------------------------------------------------------
Comprehensive income/(loss)                    $   (32,231)      $   103,586
=============================================================================
Average shares outstanding - basic                  61,830            67,046

Average shares outstanding - diluted                61,860            67,136
=============================================================================
Earnings per share (basic and diluted):
Income from continuing operations, per share   $      1.75       $      0.61
Income from discontinued operations, per share        0.03              0.01
Effect of change in accounting principle
  (net of tax)                                       (0.03)             0.00
					       ------------      ------------
Net income, per share                          $      1.75       $      0.62

Cash dividends, per share                      $      0.46       $      0.44
=============================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.
 All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

									  Accumulated
					    Additional     Common            other                                     Total
				 Common       paid-in   stock purchase   comprehensive    Retained       Treasury   shareholders'
				  Stock       capital     warrants           income       earnings        stock        equity
Balance
January 1, 1998                  $ 5,850     $ 3,923      $      0        $ 454,241     $ 1,158,308    $ (307,493)  $ 1,314,829

Unrealized gain (loss)                                                       95,474                                      95,474
Deferred income tax benefit on
  net unrealized gain (loss)                                                (33,416)                                    (33,416)
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (20,102 shares)                       262                                                          127           389
Repurchase of treasury
  stock  (1,668,000 shares)                                                                               (39,253)      (39,253)
Net income                                                                                   41,528                      41,528
Cash dividends paid
  ($.44 per share)                                                                          (29,582)                    (29,582)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
June 1, 1998                     $ 5,850     $ 4,185      $      0        $ 516,299     $ 1,170,254    $ (346,619)  $ 1,349,969
================================================================================================================================

Balance
January 1, 1999                  $ 5,850     $ 4,186      $ 21,138        $ 516,299     $ 1,185,349    $ (407,358)  $ 1,320,981

Unrealized gain (loss)                                                     (215,793)                                   (215,793)
Deferred income tax benefit on
  net unrealized gain (loss)                                                 75,528                                      75,528
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (18,018 shares)                       126                                                          212           338
Repurchase of treasury
  stock  (1,478,000 shares)                                                                               (29,389)      (29,389)
Net income                                                                                  108,034                     108,034
Cash dividends paid
  ($.46 per share)                                                                          (28,466)                    (28,466)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 1999                    $ 5,850     $ 4,312      $ 21,138        $ 371,551     $ 1,264,917    $ (436,535)  $ 1,231,233
================================================================================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.
 All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

OHIO CASUALTY CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In thousands)
(Unaudited)
							       Six Months
							      Ended June 30,
							  1999              1998
-----------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income                                     $   108,034       $    41,528
      Adjustments to reconcile net income to
       cash from operations:
	 Changes in:
	    Insurance reserves                            21,350            11,247
	    Income taxes                                  36,820           (13,057)
	    Premiums and other receivables               (66,528)          (33,426)
	    Deferred policy acquisition costs             (1,414)           (9,420)
	    Reinsurance recoverable                       14,217            (5,085)
	    Other assets                                 (17,204)           (5,473)
	    Other liabilities                            (31,747)           13,384
	 Amortization of agent relationships               6,188                 0
	 Depreciation and amortization                    15,896             7,541
	 Investment gains and losses                    (169,443)          (12,437)
	 Cumulative effect of an accounting change         2,255                 0
	 California Proposition 103                        1,222             1,793
						     ------------      ------------
	    Net cash generated (used) by operations      (80,354)           (3,405)

Investments
   Purchase of investments:
      Fixed income securities - available for sale      (701,362)         (115,809)
      Equity securities                                   (7,881)           (8,368)
   Proceeds from sales:
      Fixed income securities - available for sale       502,982            95,194
      Equity securities                                  262,836            32,160
   Proceeds from maturities and calls:
      Fixed income securities - available for sale        61,857            66,289
      Equity securities                                    3,000             4,601
   Property and equipment
      Purchases                                          (21,232)           (8,442)
      Sales                                                  257               276
						     ------------      ------------
	 Net cash from investments                       100,457            65,901

Financing
   Note payable                                          (10,000)           (5,000)
   Proceeds from exercise of stock options                   106                 1
   Purchase of treasury stock                            (29,389)          (37,891)
   Dividends paid to shareholders                        (28,466)          (29,582)
						     ------------      ------------
	 Net cash used in financing activity             (67,749)          (72,472)

Net change in cash and cash equivalents                  (47,646)           (9,976)
Cash and cash equivalents, beginning of period           305,002           120,055
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   257,356       $   110,079
===================================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.
 All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

		OHIO CASUALTY CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      (UNAUDITED)

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

During the first quarter of 1999, the Corporation adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. In accordance with SOP 97-3, the Corporation has accrued a total liability for insurance assessments of $2.3 million net of tax, as of January 1, 1999. This was recorded as a change in accounting method.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. The Corporation expects the adoption of FAS 133 to have an immaterial impact on the financial results due to its limited use of derivative instruments. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation).

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

Basic and diluted earnings per share are summarized as follows:

					 Three months ended    Six months ended
					      June 30             June 30

					   1999      1998       1999      1998
					   ----      ----       ----      ----
Income from continuing operations        $96,673   $ 9,989   $108,390   $40,903

Weighted average common shares
outstanding - basic                       61,376    66,852     61,830    67,046

Basic income from continuing
operations - per average share           $  1.58   $  0.15   $   1.75   $  0.61
===============================================================================
Weighted average common shares
  outstanding                             61,376    66,852     61,830    67,046

Effect of dilutive securities                 24       100         30        90
-------------------------------------------------------------------------------
Weighted average common shares
outstanding - diluted                     61,400    66,952     61,860    67,136

Diluted income from continuing
operations - per average share           $  1.58   $  0.15   $   1.75   $  0.61
===============================================================================

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

Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including loss and loss adjustment expense ratios, combined ratio, premiums written, underwriting gain/loss and the effect of catastrophe losses on the segment.
The following tables present this information by segment as of June 30, 1999 and 1998 as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

		       Six months ended June 30

<CAPTON>

Private Passenger Auto            1999             1998
-----------------------------------------------------------
Net premiums written            $295,055         $254,333
  % Increase(decrease)              16.0%            9.6%
Net premiums earned              264,945          247,688
  % Increase(decrease)               7.0%             7.5%
Underwriting gain/(loss)
   (before tax)                  (18,710)          (7,411)
Loss ratio                          67.2%            67.9%
Loss expense ratio                  11.2%            10.3%
Underwriting expense ratio          25.7%            24.1%
Combined ratio                     104.1%           102.3%
Impact of catastrophe losses
 on combined ratio                   0.9%             2.0%

CMP, Fire, Inland Marine          1999             1998
-----------------------------------------------------------
Net premiums written            $150,896         $180,830
  % Increase(decrease)              38.7%             4.0%
Net premiums earned              148,306          103,993
  % Increase(decrease)              42.6%             5.0%
Underwriting gain/(loss)
   (before tax)                  (42,991)         (10,249)
Loss ratio                          76.1%            60.8%
Loss expense ratio                  10.6%             4.4%
Underwriting expense ratio          41.6%            42.7%
Combined ratio                     128.3%           107.9%
Impact of catastrophe losses
  on combined ratio                  9.7%             6.2%

General Liability                 1999             1998
------------------------------------------------------------
Net premiums written             $72,430          $50,091
  % Increase(decrease)              44.6%            (7.2%)
Net premiums earned               62,175           47,364
  % Increase(decrease)              31.3%            (6.6%)
Underwriting gain/(loss)
   (before tax)                    7,168             (786)
Loss ratio                          30.9%            35.9%
Loss expense ratio                   5.8%            14.3%
Underwriting expense ratio          44.4%            48.7%
Combined ratio                      81.1%            98.9%
Impact of catastrophe losses
  on combined ratio                  N/A              N/A

Workers' Compensation             1999             1998
---------------------------------------------------------------
Net premiums written             $84,601          $49,523
  % Increase(decrease)              70.8%           (13.4)%
Net premiums earned               87,755           47,925
  % Increase(decrease)              83.1%           (12.9)%
Underwriting gain/(loss)
   (before tax)                   (7,179)          (8,371)
Loss ratio                          59.8%            78.1%
Loss expense ratio                  11.9%             8.2%
Underwriting expense ratio          37.8%            30.2%
Combined ratio                     109.5%           116.5%
Impact of catastrophe losses
  on combined ratio                  N/A              N/A


<CAPTON>

Commercial Auto                   1999             1998
-----------------------------------------------------------
Net premiums written            $89,852          $72,099
  % Increase(decrease)             24.6%            (7.1)%
Net premiums earned              85,436           68,359
  % Increase(decrease)             25.0%            (3.3)%
Underwriting gain/(loss)
   (before tax)                 (11,557)          (8,723)
Loss ratio                         66.2%            67.6%
Loss expense ratio                 11.4%             9.0%
Underwriting expense ratio         34.2%            34.3%
Combined ratio                    111.8%           110.9%
Impact of catastrophe losses
  on combined ratio                 1.1%             1.1%

Homeowners                        1999             1998
-----------------------------------------------------------
Net premiums written            $88,600          $87,778
  % Increase(decrease)              1.0%             6.3%
Net premiums earned              91,528           87,753
  % Increase(decrease)              4.3%             6.0%
Underwriting gain/(loss)
   (before tax)                 (29,897)         (24,421)
Loss ratio                         87.7%            81.4%
Loss expense ratio                  9.6%             9.7%
Underwriting expense ratio         36.5%            36.7%
Combined ratio                    133.8%           127.8%
Impact of catastrophe losses
  on combined ratio                14.8%            17.2%

Fidelity & Surety                 1999             1998
-----------------------------------------------------------
Net premiums written            $19,387          $18,627
  % Increase(decrease)              4.1%             4.5%
Net premiums earned              18,488           17,720
  % Increase(decrease)              4.3%             1.4%
Underwriting gain/(loss)
   (before tax)                   3,781            1,812
Loss ratio                          3.4%            15.8%
Loss expense ratio                  4.7%             5.9%
Underwriting expense ratio         68.1%            64.8%
Combined ratio                     76.2%            86.5%
Impact of catastrophe losses
  on combined ratio                 N/A              N/A

Total Property & Casualty          1999            1998
-----------------------------------------------------------
Net premiums written            $800,821        $641,281
  % Increase(decrease)              24.9%            2.4%
Net premiums earned              758,633         620,802
  % Increase(decrease)              22.2%            2.4%
Underwriting gain/(loss)
   (before tax)                  (99,387)        (58,150)
Loss ratio                          65.9%           65.5%
Loss expense ratio                  10.4%            9.1%
Underwriting expense ratio          34.9%           33.7%
Combined ratio                     111.2%          108.3%
Impact of catastrophe losses
  on combined ratio                  4.1%            4.3%

All other                          1999            1998
-----------------------------------------------------------
Revenues                          $7,985          $3,096
Expenses                           8,649           3,355
-----------------------------------------------------------
Net income                        $ (664)         $ (259)

Reconciliation of Revenues         1999            1998
-----------------------------------------------------------
Net premiums earned for
  reportable segments           $758,633        $620,802
Investment income                 84,730          83,236
Realized gains                   158,010          17,539
Miscellaneous income                  93             146
-----------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)   1,001,466         721,723
Property and casualty statutory
  to GAAP adjustment                 468          (5,363)
----------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)        1,001,934         716,360
Other segment revenues             7,985           3,096
----------------------------------------------------------
Total revenues                 $1,009,919       $719,456
==========================================================

Reconciliation of Underwriting
  gain/(loss)  (before tax)        1999            1998
----------------------------------------------------------
Property and casualty under-
  writing gain/(loss)
  (before tax)
(Statutory basis)               $(99,387)       $(58,150)
Statutory to GAAP adjustment       5,734          12,474
----------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before
  tax) (GAAP basis)              (93,653)        (45,676)
Net investment income             82,822          85,933
Realized gains                   168,243          12,233
Other income                      (8,637)         (2,998)
----------------------------------------------------------
Income from continuing
  operations before income
  taxes                         $148,775        $49,492
==========================================================

		       Three months ended June 30

<CAPTON>

Private Passenger Auto            1999             1998
-----------------------------------------------------------
Net premiums written            $141,907         $128,841
  % Increase(decrease)              10.1%             9.6%
Net premiums earned              132,957          126,018
  % Increase(decrease)               5.5%             5.1%
Underwriting gain/(loss)
   (before tax)                  (12,698)          (4,736)
Loss ratio                          70.1%            69.2%
Loss expense ratio                  11.6%             9.8%
Underwriting expense ratio          26.1%            24.2%
Combined ratio                     107.8%           103.2%
Impact of catastrophe losses
  on combined ratio                  1.5%             3.7%

CMP, Fire, Inland Marine          1999             1998
------------------------------------------------------------
Net premiums written             $75,971          $56,203
  % Increase(decrease)              35.2%             8.5%
Net premiums earned               74,513           52,346
  % Increase(decrease)              42.4%             5.6%
Underwriting gain/(loss)
   (before tax)                  (28,796)          (8,051)
Loss ratio                          82.4%            64.6%
Loss expense ratio                  13.2%             5.1%
Underwriting expense ratio          42.2%            42.5%
Combined ratio                     137.8%           112.2%
Impact of catastrophe losses
  on combined ratio                 15.0%            10.7%

General Liability                 1999             1998
------------------------------------------------------------
Net premiums written             $40,268          $26,008
  % Increase(decrease)              54.8%            (5.5)%
Net premiums earned               31,292           23,421
  % Increase(decrease)              33.6%            (8.4)%
Underwriting gain/(loss)
  (before tax)                     1,061           (2,871)
Loss ratio                          31.2%            38.3%
Loss expense ratio                  11.6%            18.9%
Underwriting expense ratio          41.8%            49.6%
Combined ratio                      84.6%           106.8%
Impact of catastrophe losses
  on combined ratio                  N/A              N/A

Workers' Compensation             1999             1998
------------------------------------------------------------
Net premiums written             $37,475          $24,333
  % Increase(decrease)              54.0%           (13.3)%
Net premiums earned               37,327           23,260
  % Increase(decrease)              60.5%           (14.1)%
Underwriting gain/(loss)
   (before tax)                  (12,622)            (531)
Loss ratio                          75.2%            64.8%
Loss expense ratio                  16.4%             7.6%
Underwriting expense ratio          42.0%            28.6%
Combined ratio                     133.6%           101.0%
Impact of catastrophe losses
  on combined ratio                  N/A              N/A

Commercial Auto                   1999             1998
-------------------------------------------------------------
Net premiums written             $46,728          $36,529
  % Increase(decrease)              27.9%            (7.3)%
Net premiums earned               42,934           33,903
  % Increase(decrease)              26.6%            (4.8)%
Underwriting gain/(loss)
   (before tax)                   (5,567)          (7,943)
Loss ratio                          65.3%            77.1%
Loss expense ratio                  10.5%             8.3%
Underwriting expense ratio          34.1%            35.3%
Combined ratio                     109.9%           120.7%
Impact of catastrophe losses
  on combined ratio                  1.5%             2.0%

Homeowners                        1999            1998
-------------------------------------------------------------
Net premiums written             $51,122          $47,703
  % Increase(decrease)               7.2%             7.7%
Net premiums earned               45,874           43,608
  % Increase(decrease)               5.2%             6.2%
Underwriting gain/(loss)
   (before tax)                  (19,294)         (23,371)
Loss ratio                          92.7%           102.7%
Loss expense ratio                  10.5%            12.5%
Underwriting expense ratio          34.9%            35.1%
Combined ratio                     138.1%           150.3%
Impact of catastrophe losses
  on combined ratio                 21.8%            30.3%

Fidelity & Surety                 1999             1998
-------------------------------------------------------------
Net premiums written              $9,986           $9,863
  % Increase(decrease)               1.3%             3.9%
Net premiums earned                9,213            8,880
  % Increase(decrease)               3.8%             2.5%
Underwriting gain/(loss)
   (before tax)                    1,969              621
Loss ratio                           4.0%            16.7%
Loss expense ratio                   4.8%             5.8%
Underwriting expense ratio          64.4%            63.5%
Combined ratio                      73.2%            86.0%
Impact of catastrophe losses
  on combined ratio                  N/A              N/A

Total Property & Casualty         1999             1998
-------------------------------------------------------------
Net premiums written            $403,457         $329,480
  % Increase(decrease)              22.5%             3.4%
Net premiums earned              374,110          311,436
  % Increase(decrease)              20.1%             1.3%
Underwriting gain/(loss)
   (before tax)                  (75,947)         (46,883)
Loss ratio                          70.4%            69.8%
Loss expense ratio                  12.0%             9.7%
Underwriting expense ratio          35.2%            33.6%
Combined ratio                     117.6%           113.1%
Impact of catastrophe losses
  on combined ratio                  6.4%             7.6%

All other                         1999             1998
------------------------------------------------------------
Revenues                          $8,361           $1,439
Expenses                           3,676            1,380
------------------------------------------------------------
Net income                        $4,685           $   59

Reconciliation of Revenues        1999             1998
------------------------------------------------------------
Net premiums earned for
  reportable segments           $374,110         $311,436
Investment income                 42,263           40,006
Realized gains                   156,932           13,003
Miscellaneous income                  50               59
------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)     573,355          364,504
Property and casualty statutory
  to GAAP adjustment                 946           (4,829)
------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)          574,301          359,675
Other segment revenues             8,361            1,439
------------------------------------------------------------
Total revenues                  $582,662         $361,114
============================================================

				  10

<CAPTON>

Reconciliation of Underwriting
  gain/(loss) (before tax)        1999             1998
-----------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
(Statutory basis)              $(75,947)        $(46,883)
Statutory to GAAP
  adjustment                       5,657            7,166
-----------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
(GAAP basis)                    (70,290)         (39,717)
Net investment income            41,013           41,299
Realized gains                  167,340            8,151
Other income                     (4,070)          (1,106)
----------------------------------------------------------
Income from continuing
 operations before income
 taxes                         $133,993           $8,627
==========================================================

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

   The transaction was accounted for using the purchase method of accounting. The following table presents the unaudited quarterly proforma results of operations had the acquisition occurred on January 1, 1998.

		      Three months ended June 30      Six months ended June 30
(Unaudited)                    1998                              1998
------------------------------------------------------------------------------
Revenues                     $442,310                          $894,636
Net income                     (2,315)                           30,327
Diluted earnings
per share                        (.03)                             0.45
Average shares
 outstanding-diluted           67,362                            67,445


NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Corporation adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers will be reduced from five to three locations. Underwriting branch locations will be reduced from seventeen to eight locations and claims branches will be reduced from thirty-eight to six locations. The Corporation recognized $10,000 in expenses in its income statement to reflect one-time charges related to its branch office consolidation plan. These charges consisted solely of future contractual lease payments related to abandoned facilities. During the second quarter of 1999, the Corporation released $663 of liability due to payments under leases. The restructuring activity is expected to be completed by the end of 1999 and the restructuring reserve will continue to be decreased as the leases expire or subleases are obtained.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
	  Results of Operations
	  ---------------------

Property and casualty pre-tax underwriting losses for the six months ended June 30, 1999 were $93.7 million, $1.51 per share, compared with $45.7 million, $.68 per share for the same period in 1998. Gross premiums for the first six months of 1999 increased 8.7% for all lines of business excluding the effect of $157.3 million in gross premium written from the GAI acquisition. Commercial lines decreased .7% and personal lines increased 15.6% from the same period last year excluding the effects of the GAI acquisition. Property and casualty net premiums increased 3.8% for the second quarter of 1999 and 5.3% year-to-date from the same period a year ago excluding $59.8 and $123.7 million respectively in net premiums related to the GAI acquisition.

Premium from Key Agents grew 6.9% year to date. Key Agents work closely with the Corporation to establish goals to increase profitability, growth and retention. Non-key active agents grew 5.2% over 1998. These together with new appointments brings total active agent premium growth to 9.4% for 1999.

New Jersey is our largest state with 18.3% of total net premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund
(UCJF). This assessment is based upon estimated future direct premium written in that state. The Corporation has paid $3.4 million in 1999 for fiscal year 2000 assessment and has paid $3.2 million in 1998. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.

Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The reform bill became effective on March 22, 1999, and all new policies and renewal policies written on or after that date reflect the 15% rate reduction. The anticipated impact on the Corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies but the degree of offset, if any, is uncertain at present. As of June 30, 1999, the Corporation had personal auto net premium written of $81.5 million or 55.6% of total premium that the Corporation writes in New Jersey compared with $114.5 million or 53.1% at year-end 1998. The projected impact of this reform bill on the Corporation would have been a decrease in premium of $17.2 million for the year ended December 31, 1998.

The state of New Jersey has also begun to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas normally having high loss ratios. The Corporation is assigned premiums if it does not write the required amount on its own. As of June 30, 1999, the Corporation has written $3.9 million year-to-date in UEZ premiums, with an approximate $4.0 million in additional assigned premiums. The loss ratio on the UEZ premiums is 127.8% as of June 30, 1999.

The combined ratio for the first six months increased 2.9 points to 111.2% from 108.3% for the same period last year. The six-month combined ratio for homeowners increased 6.0 points to 133.8% from 127.8% in the same period last year. This is primarily due to an increase in catastrophe weather related losses in 1999 compared with the same period of 1998. The Corporation is reviewing its exposure to underinsured homeowner properties to maintain adequate replacement cost values on our homeowners book of business.
Selected homeowners accounts will be reviewed upon renewal for a replacement cost valuation and any necessary premium increases will be implemented at that time.

Personal automobile, the Corporation's largest line, recorded a 1999 six-month combined ratio of 104.1% increasing from 102.3% in 1998. Workers' compensation combined ratio for the first six months of 1999 decreased 7.0 points to 109.5% from 116.5% during the same period last year. The decrease in the workers' compensation ratio is due to a greater benefit derived from an increased use of reinsurance on the new GAI workers' compensation book of business. The gross results, however, appear to be deteriorating due to tremendous competitive pricing pressures.

The general liability combined ratio decreased during the first six months of 1999 to 81.1% from 98.9% in 1998. This reduction is a result of the nature of general liability being a volatile segment and having favorable loss developments during the first six months of 1999. The combined ratio for CMP, fire and inland marine increased 20.4 points to 128.3% from 107.9% during the first six months of 1999. This increase is primarily due to large weather related catastrophe losses in the Cincinnati and Oklahoma areas.

The second quarter catastrophe losses were $23.8 million and accounted for 6.4 points on the combined ratio. This compares with $23.8 million and 7.6 points for the same period in 1998. Year-to-date catastrophe losses increased $4.4 million from $26.8 in 1998 to $31.3 million in 1999. The effect of catastrophes on the Corporation's future results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the second quarter of 1999 there were 13 catastrophes compared with 16 catastrophes in the second quarter of 1998.
The largest catastrophe in each quarter was $9.6 million and $6.8 million, respectively, in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 54 and 55 of the Corporation's 1998 Form 10-K.

During the quarter, the Corporation recognized $3.0 million in non-recurring reorganization expenses that had not been previously reserved. This brings year-to-date non-recurring reorganization expenses to $3.7 million. These expenses along with an increase in advertising expenses over 1998 increased the underwriting expense ratio to 34.9% for the first six months of 1999.

For the quarter, property and casualty before tax investment income was $42.3 million, $0.70 per share, increasing slightly from $40.0 million, $0.60 per share, for the same period last year. The effective tax rate on investment income for the second quarter of 1999 was 24.4% compared with 24.8% for the comparable period in 1998.

After-tax realized capital gains were $110.0 million against $5.3 million capital gains in the June 1998 period. As previously reported in our 8-K filing on July 13, the Corporation completed a strategic asset reallocation of its investment portfolio in the second quarter. A combination of share repurchases and outstanding growth in the equity portfolio caused the relationship of asset classes to fall outside the Corporation's long standing guidelines. The Corporation responded by selling approximately $200 million in equity securities, recognizing a gain of $145 million before tax or $1.54 per share after tax. The after tax proceeds have been invested in fixed income instruments which we anticipate will increase investment income in subsequent quarters. As a result of this sale, unrealized gains and corresponding deferred taxes thereon were ratably reduced.

Net cash used by operations was $80.4 million for the first six months of the year compared with net cash used of $3.4 million for the same period in 1998. This change is largely due to the increase in the underwriting loss which increased $46.6 million from $45.8 million in 1998 to $92.3 million in 1999 before taxes, an increase in agents balances receivable, largely caused by a shift from a six month billing period to a twelve month billing period and payment of $40.0 million for other liabilities assumed from GAI. Shareholder dividend payments were $28.5 million for the six month period of 1999 compared with $29.6 million for the same period in 1998.

In 1995, the Ohio Life Insurance Company, a subsidiary of the Corporation, reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during the fourth quarter of 1998. There remains approximately $1.0 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies or recognized in full at the time of sale. The Corporation has signed a contingent agreement to sell the Ohio Life shell. The closing is anticipated before the end of 1999. The final gain on the sale has not yet been determined by the Corporation. Additional information related to the discontinued life insurance operations is included in Item 14,
Note 20 Discontinued Operations on page 60 of the Corporation's 1998 Form
10-K.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

				       June 30,        December 31,
					 1999               1998
-----------------------------------------------------------------------
Below investment grade securities:
    Carrying value                      $211.7             $207.3
    Amortized cost                       217.1              208.8

Unrated securities:
    Carrying value                      $320.0             $281.8
    Amortized cost                       310.8              264.8


Utilizing ratings provided by other agencies, such as the NAIC, categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:


					June 30,        December 31,
					 1999               1998
-----------------------------------------------------------------------

Below investment grade securities
  at carrying value                     $211.7             $207.3

Other rating agencies categorizing
  unrated securities as below
  investment grade                        23.7                7.7
					------             ------

Below investment grade securities at
  carrying value                        $235.4             $215.0


All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 65 corporate borrowers in approximately
44 industries.

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

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified.
The Corporation expected the commissioner to rule sometime after the election in November, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative
Law Judge indicates clearly in her ruling that by her calculation the Corporation would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Corporation's Constitutional argument that this rollback is confiscatory.
Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $49.3 million at June 30, 1999.

In December 1992, the Corporation stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April
1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the group.

During the first six months of 1999, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the period was 1,478,000, at an average price of $19.88 per share. The Company has remaining authorization to repurchase 2,649,824 additional shares.

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

During 1995, the Information Systems Department (I/S) began the planning phase.
At that time Year 2000 compliance became a priority project with Project
Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to ensure that the conversion was completed on time.

As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which includes addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. The Corporation's LPAR has a dedicated processor, disk and tape storage. In this environment, data can be migrated forward and tested as the internal date in the computer is changed to critical dates in 1999 and 2000. This provides an excellent environment to test applications, system software and hardware. This involves individual and integrated compliance testing. The first step verifies that the systems are compliant when they run independently. The second step verifies compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 focusing initially on systems critical to the daily business operation and followed by all others.
The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas have completed LPAR compliance testing.

All systems have undergone integrated testing of the production environment.
Contingency plans include compliance reverification of this integrated test in the third quarter 1999 and again early in the fourth quarter 1999.

As of June 30, 1999, the total amount spent to date for I/S related costs on the Year 2000 project is $2.5 million and the Corporation anticipates minimal
additional I/S related expenses.   These amounts do not include any costs
associated with efforts made to contact third parties or related to contingency planning.

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



The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Corporation is taking varous steps to manage this concern including providing educational information on Year 2000 to insureds and agents; adding clarification and exclusionary language to certain policies; and by evaluating underwriting practices. The Corporation believes that no coverage exists; however, minimal coverage may be interpreted to exist under some current liability and product policies. The Corporation has historically avoided manufacturing risks which produce computer or computer-dependent products.

The Insurance Services Office (ISO) recently developed policy language that clarifies that there is no coverage for certain Year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The
Corporation is currently addressing the year 2000 issue by attaching the ISO exclusionary language, where approved by regulators, to general liability policies with a rating classification the Corporation believes could potentially have Year 2000 losses. The ISO exclusionary language endorsement is included on all property policies where approved by regulators. These actions should minimize the Corporation's exposure to Year 2000 underwriting losses.

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

The Corporation's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be "worst-case scenarios" in which the Corporation could experience interruptions in normal business operations.
These "worst-case scenarios" include: disruption or delay in premium and claim processing; disruption in service to customers; litigation for Year
2000 related claims, adverse affects on the Corporation's ability to integrate the acquired business from Great American and loss of electrical, water and other utility services which could result in a disruption in the Corporation's services. The amount of potential liability and lost revenue cannot be reasonably estimated.

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment;
availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings, year 2000 issues
; ability of Ohio Casualty to integrate and to retain the acquired insurance business; and general economic and market conditions.


PART II

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and reports on Form 8-K -
	  The Corporation filed a Form 8-K on July 2, 1999, to file a
	  Certificate of Adjustment to Rights Agreement.

	  The Corporation filed Form 8-K/A on July 2, 1999, to amend
	  Form 8-K filed on March 5, 1998.

	  The Corporation filed Form 8-K on July 13, 1999, to announce expected 2nd qtr operating loss.

	  Attached hereto as Exhibit No. 27 is the Financial Data Schedule.

	  Attached hereto as Exhibit No. 10.4 is the Commercial Lines
	  Division Incentive Plan.






				    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    OHIO CASUALTY CORPORATION
						   (Registrant)





August 13, 1999                          -------------------------------------
					 Barry S. Porter, CFO/Treasurer
					(on behalf of Registrant and as
					 Principal Accounting Officer)



				   18
