Form 10-Q
period 1999-09-30
OHIO CASUALTY CORP
filed 1999-11-15
CIK 73952

==============================================================================
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.   20549

				     FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended September 30, 1999.
			   -------------------
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from                    to
				      ---------------     -----------------

Commission File Number 0-5544

			   OHIO CASUALTY CORPORATION
	   (Exact name of registrant as specified in its charter)

	    OHIO                                               31-0783294
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

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

						 Yes   X           No

     The aggregate market value as of November 1, 1999 of the voting stock held by non-affiliates of the registrant was $844,296,436.

     On November 1, 1999 there were 60,083,484 shares outstanding.


			       Page 1 of 19
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS
		    OHIO CASUALTY CORPORATION AND SUBSIDIARIES
			   CONSOLIDATED BALANCE SHEET
				 (In thousands)

						September 30,     December 31,
						    1999               1998
						 (Unaudited)
-------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
      (cost:   $2,474,637 and $2,307,734)        $ 2,477,338       $ 2,415,904
   Equity securities, at fair value
      (cost:   $157,330 and $245,129)                642,033           924,906
   Short-term investments, at fair value
      (cost:   $59,457 and $262,939)                  59,472           262,863
						 ------------      ------------
	 Total investments                         3,178,843         3,603,673
Cash                                                  51,741            42,139
Premiums and other receivables, net of
  allowance for bad debts of $9,139 and
  $8,739, respectively                               375,464           301,943
Deferred policy acquisition costs                    183,832           176,606
Property and equipment, net of accumulated
  depreciation of $110,071 and $97,991,
  respectively                                        94,907            80,065
Reinsurance recoverable                              198,359           186,861
Agent relationships, net of accumulated
  amortization of $10,285 and $1,031,
  respectively                                       298,265           308,206
Other assets                                         154,779           102,771
-------------------------------------------------------------------------------
	 Total assets                            $ 4,536,190       $ 4,802,264
===============================================================================
Liabilities
Insurance reserves:
   Unearned premiums                             $   735,491       $   668,550
   Losses                                          1,552,883         1,580,599
   Loss adjustment expenses                          371,928           376,340
   Future policy benefits                             20,883            25,518
Note payable                                         241,500           265,000
California Proposition 103 reserve                    49,875            48,043
Deferred income taxes                                 58,195           140,730
Other liabilities                                    365,701           376,503
						 ------------      ------------
	 Total liabilities                         3,396,456         3,481,283

Shareholders' equity
Common stock, $.125  par value                        11,802             5,850
   Authorized:   150,000,000 shares
   Issued:   94,418,344; 46,803,872 shares
Additional paid-in capital                             4,337             4,186
Common stock purchase warrants                        21,138            21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
     applicable income taxes                         317,456           511,816
Retained earnings                                  1,238,156         1,185,349
Treasury stock, at cost:
   (Shares:  34,334,860; 15,535,089)                (453,155)         (407,358)
						 ------------      ------------
       Total shareholders' equity                  1,139,734         1,320,981
-------------------------------------------------------------------------------
       Total liabilities and shareholders'
	 equity                                  $ 4,536,190       $ 4,802,264
===============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

		   OHIO CASUALTY CORPORATION AND SUBSIDIARIES
			STATEMENT OF CONSOLIDATED INCOME
				(In thousands)
				  (Unaudited)

							   Three Months
							 Ended September 30,
						       1999              1998
-------------------------------------------------------------------------------
Premiums and finance charges earned              $   384,274       $   314,956
Investment income less expenses                       49,679            42,231
Investment gains/(losses) realized, net               (2,269)            3,537
						 ------------      ------------
	 Total revenues                              431,684           360,724

Losses and benefits for policyholders                248,502           193,233
Loss adjustment expenses                              46,998            28,533
General operating expenses                            43,413            30,349
Amortization of agent relationships                    3,066                 0
California Proposition 103 reserve, including
   interest                                              610               896
Amortization of deferred policy acquisition cost     102,118            79,255
						 ------------      ------------
	 Total expenses                              444,707           332,266

Income/(loss) from continuing operations
   before income taxes                               (13,023)           28,458
Income taxes
   Current                                           (26,179)            4,663
   Deferred                                           20,138               892
						 ------------      ------------
	 Total income taxes                           (6,041)            5,555
-------------------------------------------------------------------------------
Income/(loss) from continuing operations              (6,982)           22,903
Income from discontinued operations net of
   taxes of $105 and $177, respectively                  117               278
-------------------------------------------------------------------------------
Net income/(loss)                                $    (6,865)      $    23,181
===============================================================================
Other comprehensive loss, net of tax:
   Net change in unrealized gains, net of
      income tax benefit of $29,127 and $36,665,
      respectively                                   (54,095)          (68,093)
						 ------------      ------------
Comprehensive loss                               $   (60,960)      $   (44,912)
===============================================================================
Average shares outstanding - basic                    60,784            65,506

Average shares outstanding - diluted                  60,788            65,548
===============================================================================
Earnings per share (basic and diluted):
Income/(loss) from continuing operations,
   per share                                     $     (0.11)      $      0.35
Income from discontinued operations, per share          0.00              0.00
						 ------------      ------------
Net income/(loss), per share                     $     (0.11)      $      0.35

Cash dividends, per share                        $      0.23       $      0.22
===============================================================================

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

		   OHIO CASUALTY CORPORATION AND SUBSIDIARIES
			STATEMENT OF CONSOLIDATED INCOME
				(In thousands)
				  (Unaudited)

							     Nine Months
							  Ended September 30,
							  1999             1998
---------------------------------------------------------------------------------
Premiums and finance charges earned                 $ 1,143,128       $  936,246
Investment income less expenses                         132,500          128,164
Investment gains realized, net                          165,974           15,770
						    ------------      -----------
	 Total revenues                               1,441,602        1,080,180

Losses and benefits for policyholders                   737,978          597,901
Loss adjustment expenses                                125,920           85,001
General operating expenses                              128,704           88,527
Amortization of agent relationships                       9,254                0
California Proposition 103 reserve, including
   interest                                               1,832            2,689
Amortization of deferred policy acquisition costs       302,161          228,112
						    ------------     ------------
	 Total expenses                               1,305,849        1,002,230

Income from continuing operations
   before income taxes                                  135,753           77,950
Income taxes
   Current                                               11,039           11,926
   Deferred                                              23,306            2,218
						    ------------     ------------
	 Total income taxes                              34,345           14,144
---------------------------------------------------------------------------------
Income from continuing operations                       101,408           63,806
Income from discontinued operations net of taxes
   of $(247) and $514, respectively                       2,016              903
Cumulative effect of accounting change, net of
   taxes                                                 (2,255)               0
---------------------------------------------------------------------------------
Net income                                          $   101,169      $    64,709
=================================================================================
Other comprehensive loss, net of tax:
   Net change in unrealized gains, net of income
   tax benefit of $104,655 and $3,250, respectively    (194,360)          (6,035)
						    ------------     ------------
Comprehensive income/(loss)                         $   (93,191)     $    58,674
=================================================================================
Average shares outstanding - basic                       61,478           66,526

Average shares outstanding - diluted                     61,498           66,602
=================================================================================
Earnings per share (basic and diluted):
Income from continuing operations, per share        $      1.65      $      0.96
Income from discontinued operations, per share             0.04             0.01
Effect of change in accounting principle (net
   of tax)                                                (0.04)            0.00
						    ------------     ------------
Net income, per share                               $      1.65      $      0.97

Cash dividends, per share                           $      0.69      $      0.66
=================================================================================

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

		   OHIO CASUALTY CORPORATION AND SUBSIDIARIES
			    STATEMENT OF CONSOLIDATED
			       SHAREHOLDERS' EQUITY
				  (In thousands)
				    (Unaudited)

									  Accumulated
					   Additional       Common           other                                       Total
				Common       paid-in    stock purchase    comprehensive      Retained     Treasury    shareholders'
				 Stock       capital       warrants          income          earnings       stock        equity
			       ----------------------------------------------------------------------------------------------------
Balance
January 1, 1998                $  5,850     $ 3,923      $       0         $ 454,241       $ 1,158,308   $(307,493)    $ 1,314,829

Unrealized loss                                                               (9,285)                                       (9,285)
Deferred income tax benefit
  on net unrealized loss                                                       3,250                                         3,250
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (10,051 shares)                      263                                                            126             389
Repurchase of treasury
  stock  (1,327,000 shares)                                                                                (58,878)        (58,878)
Net income                                                                                      64,709                      64,709
Cash dividends paid
  ($1.32 per share)                                                                             (44,013)                    (44,013)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1998             $  5,850     $ 4,186      $       0         $ 448,206       $ 1,179,004   $(366,245)    $ 1,271,001
===================================================================================================================================

Balance
January 1, 1999                $  5,850     $ 4,186      $  21,138         $ 511,816       $ 1,185,349   $(407,358)    $ 1,320,981

Unrealized loss                                                             (299,015)                                     (299,015)
Deferred income tax benefit
  on net unrealized loss                                                     104,655                                       104,655
Net issuance of treasury
  stock under stock option
  plan and by charitable
  donation (23,918 shares)                      151                                                            290             441
Repurchase of treasury
  stock  (2,478,000 shares)                                                                                (46,087)        (46,087)
Net income                                                                                     101,169                     101,169
Cash dividends paid
  ($.69 per share)                                                                             (42,410)                    (42,410)
Stock dividend                    5,952                                                         (5,952)                          0
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999             $ 11,802     $ 4,337      $  21,138         $ 317,456       $ 1,238,156   $(453,155)    $ 1,139,734
===================================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

		  OHIO CASUALTY CORPORATION AND SUBSIDIARIES
		     STATEMENT OF CONSOLIDATED CASH FLOWS
			       (In thousands)
				 (Unaudited)

								 Nine Months
							      Ended September 30,
							     1999              1998
-------------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income                                       $   101,169       $    64,709
      Adjustments to reconcile net income to
       cash from operations:
	 Changes in:
	    Insurance reserves                              30,177             6,855
	    Income taxes                                     1,884            (7,322)
	    Premiums and other receivables                 (73,521)          (36,900)
	    Deferred policy acquisition costs               (7,227)          (10,820)
	    Reinsurance recoverable                        (11,499)          (18,145)
	    Other assets                                      (262)            2,135
	    Other liabilities                              (41,496)           26,533
	 Amortization of agent relationships                 9,254                 0
	 Depreciation and amortization                      23,384            12,092
	 Investment gains                                 (167,174)          (15,905)
	 Cumulative effect of an accounting change           2,255                 0
	 California Proposition 103                          1,832             2,689
						       ------------      ------------
	    Net cash generated (used) by operations       (131,224)           25,921

Investing
   Purchase of investments:
      Fixed income securities - available for sale      (1,136,182)         (223,077)
      Equity securities                                    (10,339)          (19,158)
   Proceeds from sales:
      Fixed income securities - available for sale         835,654           189,480
      Equity securities                                    280,972            42,003
   Proceeds from maturities and calls:
      Fixed income securities - available for sale         103,038            91,392
      Equity securities                                      3,000             4,601
   Property and equipment
      Purchases                                            (27,691)          (12,227)
      Sales                                                    769               399
						       ------------      ------------
	 Net cash from investing activities                 49,221            73,413

Financing
   Note payable                                            (23,500)           (5,000)
   Proceeds from exercise of stock options                     211                 1
   Purchase of treasury stock                              (46,087)          (59,100)
   Dividends paid to shareholders                          (42,410)          (44,013)
						       ------------      ------------
	 Net cash used in financing activity              (111,786)         (108,112)

Net change in cash and cash equivalents                   (193,789)           (8,778)
Cash and cash equivalents, beginning of period             305,002           120,055
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $   111,213       $   111,277
=====================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 48-61 of the Corporation's 1998 Form 10-K, Item 14.

		    OHIO CASUALTY CORPORATION AND SUBSIDIARIES
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				  (UNAUDITED)

NOTE I - INTERIM ADJUSTMENTS

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


NOTE II - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. The Corporation expects the adoption of FAS 133 to have an immaterial impact on the financial results due to its limited use of derivative instruments. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation).


NOTE III - EARNINGS PER SHARE

Basic earnings per share is computed using weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been issued if all dilutive outstanding stock options would have been exercised. Basic and diluted earnings per share are summarized as follows (all per share amounts adjusted for July 22, 1999 2 for 1 stock dividend):

			    Three months ended            Nine months ended
			       September 30                  September 30
(In thousands)               1999         1998           1999          1998
			     ----         ----           ----          ----
Income/(loss) from
   continuing operations   $(6,982)      $22,903      $101,408       $63,806

Weighted average common
  shares outstanding -
    basic                   60,784        65,506        61,478        66,526

Basic income/(loss) from
   continuing operations
    - per average share    $ (0.11)      $  0.35      $   1.65       $  0.96
=============================================================================

Weighted average common
   shares outstanding       60,784        65,506        61,478        66,526

Effect of dilutive
   securities                    4            42            20            76
-----------------------------------------------------------------------------
Weighted average common
   shares outstanding
     - diluted              60,788        65,548        61,498        66,602

Diluted income/(loss)
   from continuing
    operations - per
     average share         $ (0.11)      $  0.35      $   1.65       $  0.96
=============================================================================


NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting which is organized by product line. The property and casualty segments are personal automobile, direct automobile, commercial automobile, homeowners, workers' compensation, fidelity and surety, general liability and commercial property. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products.
The Corporation also has an all other segment which derives its revenues from premium financing, investment income, royalty income and discontinued life insurance operations. The Corporation writes business in over 40 states in conjunction with the independent agency system.

Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including loss and loss adjustment expense ratios, combined ratio, premiums written, underwriting gain/loss and the effect of catastrophe losses on the segment.
The following tables present this information by segment as of September 30, 1999 and 1998 as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

	      Nine months ended September 30
		      (In thousands)



Private Passenger Auto             1999             1998
----------------------------------------------------------
Net premiums written            $412,321         $386,185
  % Increase                       6.8%            10.7%
Net premiums earned              386,491          374,697
  % Increase                       3.1%             8.1%
Underwriting loss
   (before tax)                  (24,521)          (8,779)
Loss ratio                        67.3%            67.8%
Loss expense ratio                11.6%            10.0%
Underwriting expense ratio        25.7%            23.8%
Combined ratio                   104.6%           101.6%
Impact of catastrophe
  losses on combined ratio         1.0%             1.5%


Direct Auto                        1999             1998
----------------------------------------------------------
Net premiums written             $12,901           $3,110
  % Increase                     315.0%               N/A
Net premiums earned                9,152              798
  % Increase                   1,046.9%               N/A
Underwriting loss
   (before tax)                  (10,983)          (1,930)
Loss ratio                       128.8%           110.5%
Loss expense ratio                17.3%            19.2%
Underwriting expense ratio        52.4%            54.4%
Combined ratio                   198.5%           184.1%
Impact of catastrophe
  losses on combined ratio         1.9%             0.3%


CMP, Fire, Inland Marine           1999             1998
----------------------------------------------------------
Net premiums written            $224,722         $162,660
  % Increase                      38.2%             4.7%
Net premiums earned              220,998          157,456
  % Increase                      40.4%             5.4%
Underwriting loss
   (before tax)                  (74,160)         (20,852)
Loss ratio                        77.3%            63.5%
Loss expense ratio                12.0%             5.2%
Underwriting expense ratio        43.5%            43.1%
Combined ratio                   132.8%           111.8%
Impact of catastrophe
  losses on combined ratio        10.1%             5.9%


General Liability                   1999             1998
------------------------------------------------------------
Net premiums written             $114,535          $73,513
  % Increase(decrease)             55.8%            (3.8)%
Net premiums earned               104,430           71,392
  % Increase(decrease)             46.3%            (4.8)%
Underwriting gain
   (before tax)                    12,575            1,050
Loss ratio                         32.5%            31.9%
Loss expense ratio                  6.6%            15.6%
Underwriting expense ratio         44.5%            49.6%
Combined ratio                     83.6%            97.1%
Impact of catastrophe
  losses on combined ratio            N/A              N/A


Workers' Compensation               1999             1998
------------------------------------------------------------
Net premiums written             $126,677         $ 68,910
  % Increase(decrease)             83.9%            (5.9)%
Net premiums earned               127,553           69,407
  % Increase(decrease)             83.8%            (9.9)%
Underwriting loss
   (before tax)                   (15,481)          (9,453)
Loss ratio                         62.8%            73.2%
Loss expense ratio                 11.2%             8.6%
Underwriting expense ratio         38.4%            32.0%
Combined ratio                    112.4%           113.8%
Impact of catastrophe
  losses on combined ratio            N/A              N/A


Commercial Auto                     1999             1998
-----------------------------------------------------------
Net premiums written             $131,991         $105,618
  % Increase(decrease)             25.0%            (4.5)%
Net premiums earned               127,967          102,838
  % Increase(decrease)             24.5%            (2.5)%
Underwriting loss
   (before tax)                   (24,377)          (6,470)
Loss ratio                         69.6%            62.6%
Loss expense ratio                 12.3%             8.1%
Underwriting expense ratio         36.0%            34.7%
Combined ratio                    117.9%           105.4%
Impact of catastrophe
  losses on combined ratio          1.1%             0.8%



Homeowners                          1999             1998
-----------------------------------------------------------
Net premiums written             $138,913         $138,337
  % Increase                        0.4%             8.9%
Net premiums earned               137,155          132,364
  % Increase                        3.6%             6.4%
Underwriting loss
   (before tax)                   (49,901)         (34,387)
Loss ratio                         89.1%            79.0%
Loss expense ratio                 10.5%             9.1%
Underwriting expense ratio         36.3%            36.2%
Combined ratio                    135.9%           124.3%
Impact of catastrophe
  losses on combined ratio         17.3%            17.8%


Fidelity & Surety                   1999             1998
-----------------------------------------------------------
Net premiums written              $28,751          $28,297
  % Increase                        1.6%             9.7%
Net premiums earned                27,763           26,640
  % Increase                        4.2%             2.1%
Underwriting gain
   (before tax)                     5,089            3,717
Loss ratio                          4.5%            12.1%
Loss expense ratio                  5.3%             5.2%
Underwriting expense ratio         69.4%            64.7%
Combined ratio                     79.2%            82.0%
Impact of catastrophe
  losses on combined ratio            N/A              N/A


Total Property & Casualty           1999             1998
-----------------------------------------------------------
Net premiums written           $1,190,811         $966,630
  % Increase                       23.2%             4.8%
Net premiums earned             1,141,509          935,592
  % Increase                       22.0%             3.3%
Underwriting loss
   (before tax)                  (181,759)         (77,104)
Loss ratio                         67.4%            64.2%
Loss expense ratio                 11.0%             9.1%
Underwriting expense ratio         35.9%            33.8%
Combined ratio                    114.3%           107.1%
Impact of catastrophe
  losses on combined ratio          4.5%             4.2%


All other                           1999             1998
-----------------------------------------------------------
Revenues                          $12,412           $6,418
Expenses                           15,738            4,567
-----------------------------------------------------------
Net income/(loss)                $ (3,326)          $1,851


Reconciliation of Revenues          1999             1998
-----------------------------------------------------------
Net premiums earned for
  reportable segments          $1,141,509       $  935,592
Investment income                 130,367          122,575
Realized gains                    154,011           23,857
Miscellaneous income/(loss)          (772)             147
-----------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)    1,425,115        1,082,171
Property and casualty
statutory to GAAP adjustment        4,075           (8,409)
-----------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)         1,429,190        1,073,762
Other segment revenues             12,412            6,418
-----------------------------------------------------------
Total revenues                 $1,441,602       $1,080,180
===========================================================


Reconciliation of Underwriting
  loss  (before tax)                1999             1998
-----------------------------------------------------------
Property and casualty
 underwriting loss (before
  tax) (Statutory basis)        $(181,759)        $(77,104)
Statutory to GAAP
  adjustment                       36,033           15,162
-----------------------------------------------------------
Property and casualty
  underwriting loss (before
   tax) (GAAP basis)             (145,726)         (61,942)
Net investment income             132,500          128,164
Realized gains                    165,974           15,770
Other income/(loss)               (16,995)          (4,042)
-----------------------------------------------------------
Income from continuing
  operations before income
  taxes                         $ 135,753         $ 77,950
===========================================================

	      Three months ended September 30
		      (In thousands)

Private Passenger Auto              1999             1998
-----------------------------------------------------------
Net premiums written             $126,835         $133,088
  % Increase(decrease)             (4.7)%           14.0%
Net premiums earned               126,963          127,268
  % Increase                       (0.2)%            9.6%
Underwriting loss
   (before tax)                   (12,523)          (2,406)
Loss ratio                         70.2%            67.6%
Loss expense ratio                 12.8%             9.6%
Underwriting expense ratio         26.9%            23.6%
Combined ratio                    109.9%           100.8%
Impact of catastrophe
  losses on combined ratio          1.2%             0.7%


Direct Auto                         1999             1998
-----------------------------------------------------------
Net premiums written               $3,332           $1,874
  % Increase                       77.8%               N/A
Net premiums earned                 3,736              538
  % Increase                      594.4%               N/A
Underwriting loss
   (before tax)                    (4,271)            (893)
Loss ratio                        129.2%            81.6%
Loss expense ratio                 18.7%            10.5%
Underwriting expense ratio         74.5%            49.9%
Combined ratio                    222.4%           142.0%
Impact of catastrophe
  losses on combined ratio           N/A              N/A


CMP, Fire, Inland Marine           1999             1998
----------------------------------------------------------
Net premiums written             $73,825          $53,830
  % Increase                      37.2%             6.0%
Net premiums earned               72,692           53,463
  % Increase                      36.0%             6.1%
Underwriting loss
   (before tax)                  (31,162)        (10,604)
Loss ratio                        79.8%           68.8%
Loss expense ratio                14.9%            6.7%
Underwriting expense ratio        47.4%           44.0%
Combined ratio                   142.1%          119.5%
Impact of catastrophe
  losses on combined ratio        10.9%            5.8%


General Liability                  1999            1998
---------------------------------------------------------
Net premiums written             $42,105         $23,422
  % Increase                      79.8%            4.4%
Net premiums earned               42,255          24,029
  % Increase(decrease)            75.9%           (0.9)%
Underwriting gain
   (before tax)                    5,409           1,837
Loss ratio                        34.9%           23.8%
Loss expense ratio                 7.7%           18.2%
Underwriting expense ratio        44.8%           51.7%
Combined ratio                    87.4%           93.7%
Impact of catastrophe
  losses on combined ratio          N/A             N/A


Workers' Compensation              1999            1998
---------------------------------------------------------
Net premiums written             $42,076         $19,387
  % Increase(decrease)           117.0%           (7.3)%
Net premiums earned               39,798          21,482
  % Increase(decrease)            85.3%          (11.3)%
Underwriting loss
   (before tax)                   (8,303)         (1,083)
Loss ratio                        69.5%           62.3%
Loss expense ratio                 9.7%            9.8%
Underwriting expense ratio        39.4%           36.5%
Combined ratio                   118.6%          108.6%
Impact of catastrophe
  losses on combined ratio          N/A             N/A


Commercial Auto                    1999            1998
---------------------------------------------------------
Net premiums written             $42,139         $33,519
  % Increase                      25.8%            1.5%
Net premiums earned               42,530          34,479
  % Increase(decrease)            23.4%           (0.9)%
Underwriting gain/(loss)
   (before tax)                  (12,821)          2,255
Loss ratio                        76.4%           52.6%
Loss expense ratio                14.0%            6.3%
Underwriting expense ratio        40.1%           35.5%
Combined ratio                   130.5%           94.4%
Impact of catastrophe
  losses on combined ratio         1.3%            0.4%


Homeowners                         1999            1998
---------------------------------------------------------
Net premiums written             $50,314         $50,559
  % Increase(decrease)            (0.5)%          14.0%
Net premiums earned               45,627          44,611
  % Increase                       2.3%            7.3%
Underwriting loss
   (before tax)                  (20,010)         (9,965)
Loss ratio                        92.0%           74.3%
Loss expense ratio                12.2%            8.1%
Underwriting expense ratio        36.0%           35.2%
Combined ratio                   140.2%          117.6%
Impact of catastrophe
  losses on combined ratio        22.2%           18.9%


Fidelity & Surety                  1999            1998
---------------------------------------------------------
Net premiums written              $9,364          $9,670
  % Increase(decrease)            (3.2)%          21.3%
Net premiums earned                9,275          8,920
  % Increase                       4.0%           3.6%
Underwriting gain
   (before tax)                    1,308          1,905
Loss ratio                         6.8%           4.8%
Loss expense ratio                 6.6%           4.0%
Underwriting expense ratio        71.8%          64.4%
Combined ratio                    85.2%          73.2%
Impact of catastrophe
  losses on combined ratio           N/A            N/A


Total Property & Casualty          1999            1998
---------------------------------------------------------
Net premiums written            $389,990        $325,349
  % Increase                      19.9%            9.8%
Net premiums earned              382,876         314,790
  % Increase                      21.7%            5.0%
Underwriting loss
   (before tax)                  (82,373)        (18,954)
Loss ratio                        70.4%           61.7%
Loss expense ratio                12.2%            9.1%
Underwriting expense ratio        38.2%           34.1%
Combined ratio                   120.8%          104.9%
Impact of catastrophe
  losses on combined ratio         5.3%            4.0%


All other                          1999            1998
---------------------------------------------------------
Revenues                          $4,428          $3,322
Expenses                           7,089           1,212
---------------------------------------------------------
Net income                        $2,661          $2,110



Reconciliation of Revenues         1999            1998
---------------------------------------------------------
Net premiums earned for
  reportable segments           $382,876        $314,790
Investment income                 45,637          39,339
Realized gains/(loss)             (3,999)          6,318
Miscellaneous income/(loss)         (865)              1
---------------------------------------------------------
Total property and
  casualty revenues (Statutory
   basis)                        423,649         360,448
Property and casualty
  statutory to GAAP
   adjustment                      3,607          (3,046)
---------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)          427,256         357,402
Other segment revenues             4,428           3,322
---------------------------------------------------------
Total revenues                  $431,684        $360,724
=========================================================


Reconciliation of Underwriting
  loss  (before tax)               1999            1998
---------------------------------------------------------
Property and casualty
  underwriting loss (before
   tax) (Statutory basis)       $(82,372)       $(18,954)
Statutory to GAAP
  adjustment                      30,300           2,688
---------------------------------------------------------
Property and casualty
  underwriting loss (before
   tax) (GAAP basis)             (52,072)        (16,266)
Net investment income             49,679          42,231
Realized gains/(loss)             (2,269)          3,537
Other income/(loss)               (8,359)         (1,044)
---------------------------------------------------------
Income/(loss) from
 continuing operations
  before income taxes           $(13,023)      $  28,458
=========================================================



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

The transaction was accounted for using the purchase method of accounting. The following table presents the unaudited quarterly pro forma results of operations had the acquisition occurred on January 1, 1998.

				Three months ended       Nine months ended
				  September 30              September 30
(Unaudited)(In thousands)              1998                     1998
----------------------------------------------------------------------------
Revenues                              $444,244              $1,341,696
Net income                              21,460                  37,882
Diluted earnings per share                0.33                    0.57
Average shares outstanding-
 diluted                                65,548                  66,662


NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Corporation adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers will be reduced from five to three locations. Underwriting branch locations will be reduced from seventeen to eight locations and claims branches will be reduced from thirty-eight to six locations. The Corporation recognized $10.0 million in expenses in its income statement to reflect one-time charges related to its branch office consolidation plan. These charges consisted solely of future contractual lease payments related to abandoned facilities. During the third quarter of 1999, the Corporation released $4.3 million of liability due to payments under leases, resulting in a total year-to-date release of $4.9 million of liability. The restructuring activity is expected to be completed by the end of 1999 and the restructuring reserve will continue to be decreased as the leases expire or subleases are obtained.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property and casualty pre-tax underwriting losses for the nine months ended September 30, 1999 were $145.7 million, $2.37 per share, compared with $61.9 million, $.93 per share for the same period in 1998. Gross premiums for the first nine months of 1999 increased 4.8% for all lines of business excluding the effect of $246.8 million in gross premium written from the GAI acquisition. Commercial lines increased 0.5% and personal lines increased 7.9% from the same period last year excluding the effects of the GAI acquisition. Property and casualty net premiums decreased 1.9% for the third quarter of 1999 and have increased 2.9% year-to-date from the same period a year ago excluding $70.8 and $196.3 million respectively in net premiums related to the GAI acquisition.

Premium from Key Agents grew 4.4% year to date. Key Agents work closely with the Corporation to establish goals to increase profitability, growth and retention. Non-key active agents grew 4.5% over 1998. Including new appointments, total active agent premium growth is 7.6% for 1999.

New Jersey is our largest state with 16.3% of total net premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Corporation would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Corporation has paid $3.4 million in 1999 for fiscal year 2000 assessment and has paid $3.2 million in 1998. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.

Recently, the New Jersey State Senate passed an auto insurance reform bill that mandates a 15% rate reduction for personal auto policies for drivers who agree not to sue for "pain and suffering" unless they suffer permanent injury in an accident. The reform bill became effective on March 22, 1999, and all new policies and renewal policies written on or after that date reflect the 15% rate reduction. The anticipated impact on the Corporation is a tradeoff of lower premium rates on personal auto policies for presumably lower losses on these policies but the degree of offset, if any, is uncertain at present. As of September 30, 1999, the Corporation had personal auto net premium written of $103.3 million or 53.1% of total premium that the Corporation writes in New Jersey compared with $114.5 million or 53.1% at year-end 1998. The projected impact of this reform bill on the Corporation would have been a decrease in premium of $17.2 million for the year ended December 31, 1998.

The state of New Jersey has also begun to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas normally having high loss ratios. The Corporation is assigned premiums if it does not write the required amount on its own. As of September 30, 1999, the Corporation has written $4.8 million year-to-date in UEZ premiums, with $5.7 million in additional assigned premiums. As of September 30, 1999, the loss ratio on the UEZ premiums is 121.5%. and the loss ratio on the assigned business is 167.4%.

The combined ratio for the first nine months increased 7.2 points to 114.3% from 107.1% for the same period last year. The ratio was inflated due to the effects of weather related losses and the effects of $12.3 million in non-recurring reorganization expenses that had not been previously accrued. The nine-month combined ratio for homeowners increased 11.6 points to 135.9% from 124.3% in the same period last year. This is primarily due to an increase in weather related and catastrophe related losses in 1999 compared with the same period of 1998. The Corporation is reviewing its exposure to underinsured homeowner properties to maintain adequate replacement cost values on our homeowners book of business. Selected homeowners accounts will be reviewed upon renewal for a replacement cost valuation and any necessary premium increases will be implemented at that time.

Personal automobile, the Corporation's largest line, recorded a 1999 nine-month combined ratio of 104.6% increasing from 101.6% in 1998. Direct auto combined ratio for the first nine months of 1999 increased 14.4 points to 198.5% from 184.1% for the same period in 1998. The high combined ratio is related to the extreme volatility associated with start-up businesses. The combined ratio will become normal as operations are developed. Commercial auto combined ratio increased 12.5 points to 117.9% for the first nine months of 1999 from 105.4%. The change is due to increasing amounts of large claims.

Workers' compensation combined ratio for the first nine months of 1999 decreased 1.4 points to 112.4% from 113.8% during the same period last year. The gross results, however, appear to be deteriorating due to tremendous competitive pricing pressures.

The general liability combined ratio decreased during the first nine months of 1999 to 83.6% from 97.1% in 1998. This reduction is a result of the nature of general liability being a volatile segment and having favorable loss developments during the first nine months of 1999. The combined ratio for CMP, fire and inland marine increased 21.0 points for the first nine months of 1999 to 132.8% from 111.8% in 1998. This increase is primarily due to large weather related and catastrophe related losses due to the Cincinnati and Oklahoma tornadoes and Hurricane Floyd. These catastrophes also increase the catastrophe reserves, increasing the total reserves.

The third quarter catastrophe losses were $20.2 million and accounted for 5.3 points on the combined ratio. This compares with $12.7 million and 4.0 points for the same period in 1998. Year-to-date catastrophe losses increased $11.9 million from $39.5 in 1998 to $51.4 million in 1999. The effect of catastrophes on the Corporation's future results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the third quarter of 1999 there were 7 catastrophes compared with 8 catastrophes in the third quarter of 1998. The largest catastrophe in each quarter was $17.9 million and $2.1 million, respectively, in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 54 and 55 of the Corporation's 1998 Form 10-K.

During the quarter, the Corporation adjusted the return premium on a reinsurance treaty resulting in a 1.0 point impact on the third quarter 1999 underwriting expense ratio. This adjustment, along with restructuring related increases for salaries and benefits and consulting fees, as well as a Hurricane Floyd related wind pool assessment in North Carolina increased the underwriting expense ratio to 38.2% for the quarter, from 34.1% in the same period of 1998.

For the quarter, property and casualty after tax investment income was $34.4 million, $0.57 per share, increasing from $29.1 million, $.45 per share, for the same period last year. The effective tax rate on investment income for the third quarter of 1999 was 24.7% compared with 25.9% for the comparable period in 1998. Year to date property and casualty after tax investment income was $98.2 million, $1.60 per share, up from $91.9 million, $1.38 per share, for the same period of 1998. The effective tax rate on investment income for year to date was 24.7% compared with 25.0% for the prior year period.

For the first nine months of the year, property and casualty after tax realized capital gains were $102.9 million against $10.3 million in capital gains for the same period of 1998. Third quarter recognized realized after tax losses of $1.6 million compared to a realized after tax gain of $2.2 million for the third quarter of 1998. As previously reported in our 8-K filing on July 13, 1999, the Corporation completed a strategic asset reallocation of its investment portfolio in the second quarter. A combination of share repurchases and outstanding growth in the equity portfolio caused the relationship of asset classes to fall outside the Corporation's long standing guidelines. The Corporation responded by selling approximately $200 million in equity securities, recognizing a gain of $145 million before tax or $1.53 per share after tax. The after tax proceeds have been invested in fixed income instruments which we anticipate will increase investment income in subsequent quarters. As a result of this sale, unrealized gains and corresponding deferred taxes thereon were ratably reduced.

Net cash used by operations was $131.2 million for the first nine months of the year compared with net cash generated of $25.9 million for the same period in 1998. This change is largely due to the increase in the underwriting loss which increased from $61.9 million in 1998 to $145.7 million in 1999 before taxes, an increase in agents balances receivable, largely caused by a shift from a six month billing period to a twelve month billing period and payment of $40.0 million for other liabilities assumed from GAI. Shareholder dividend payments were $42.4 million for the nine month period of 1999 compared with $44.0 million for the same period in 1998.

In 1995, the Ohio Life Insurance Company, a subsidiary of the Corporation, reinsured substantially all of its life insurance and related businesses to Great Southern Life Insurance Company. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during the fourth quarter of 1998. There remains approximately $1.0 million in unamortized ceding commission. This will continue to be amortized over the remaining life of the underlying policies or recognized in full at the time of sale. On July 21, 1999, the Corporation executed a stock purchase agreement for the sale of 100% of the stock of the Ohio Life Insurance Company. The buyer filed on August 24th its Form A with the Ohio Department of Insurance. The closing is anticipated in December 1999. The final gain on the sale has not yet been determined by the Corporation. Additional information related to the discontinued life insurance operations is included in Item 14, Note 20 Discontinued Operations on page 60 of the Corporation's 1998 Form 10-K.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

					 September 30,        December 31,
(In millions)                                1999                1998
---------------------------------------------------------------------------
Below investment grade securities:
	Carrying value                      $181.0              $207.3
	Amortized cost                       189.8               208.8

Unrated securities:
	Carrying value                      $298.8              $281.8
	Amortized cost                       298.6               264.8

Utilizing ratings provided by other agencies, such as the NAIC, the Company categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

					 September 30,        December 31,
					     1999                1998
---------------------------------------------------------------------------
Below investment grade securities at
	carrying value                      $181.0              $207.3

Other rating agencies categorizing
	unrated securities as below
	investment grade                      25.7                 7.7

Below investment grade securities at
	carrying value                      $206.7              $215.0

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 108 corporate borrowers in approximately 59 industries.

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

For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's 1998 Form 10-K for the year ended December 31, 1998.

In 1994, the National Association of Insurance Commissioners developed a risk-based capital model to establish standards which will compare insurance company statutory surplus to required minimum capital based on risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk consisting of investment risk and credit risk; and underwriting risk composed of loss reserve and premiums written risks. Based on calculations performed at December 31, 1998, all of the Ohio Casualty Group companies are in excess of the necessary capital to conform with the risk-based capital model.

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

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified.
The Corporation expected the commissioner to rule sometime after the election in November 1998, but he has so far failed to do so. In light of this failure to rule, the Corporation consulted extensively with outside counsel to determine the range of liability asserted by the Department. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative Law Judge indicates clearly in her ruling, that by her calculation, the Corporation would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Corporation's Constitutional argument that this rollback is confiscatory. Since the Corporation does not believe it is possible to pinpoint a specific rollback within the California Department of Insurance's asserted range that is the most probable, the Corporation has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $49.9 million at September 30, 1999.

In December 1992, the Corporation stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the group.

During the third quarter, Ohio Casualty continued its share repurchase program. The total number of shares acquired during the quarter was 1,000,000 at an average market price of $16.70. Year to date, the Company has repurchased 2,478,000 shares, at an average market price of $18.60. The Company has remaining authorization to repurchase 1,649,824 additional shares.

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

All systems have undergone integrated testing of the production environment. Contingency plans, which included compliance reverification of this integrated test during third quarter 1999, were completed as scheduled. Contingency plans again call for compliance reverification of this integrated test early in the fourth quarter of 1999.

As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation to date has not had to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make substantial expenditures to address Year 2000 compliance in the future. As of September 30, 1999, the total amount spent to date for I/S related costs on the Year 2000 project is $2.6 million and the Corporation anticipates minimal
additional I/S related expenses.   These amounts do not include any costs
associated with efforts made to contact third parties or related to contingency planning.

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

The Corporation is also addressing non information technology (non-IT) to ensure Year 2000 compliance. The Year 2000 team has completed an assessment of the non-IT assets; and, identified the material items that have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues. The team reported on the identified non-IT assets in December 1998 to the Corporation's Executive Management Team. Remediation and contingency planning is ongoing throughout 1999 with regular updates required to be given to the Executive Management Team.

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

The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Corporation is taking various steps to manage this concern including providing educational information on Year 2000 to agents; adding clarification and exclusionary language to certain policies; and by evaluating underwriting practices. The Corporation believes that no coverage exists; however, minimal coverage may be interpreted to exist under some current liability and product policies. The Corporation has historically avoided manufacturing risks which produce computer or computer-dependent products.

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

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; Year 2000 issues; ability of Ohio Casualty to integrate and to retain the acquired insurance business; and general economic and market conditions.

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

				       OHIO CASUALTY CORPORATION
				       -------------------------
					      (Registrant)





November 15, 1999                           /s/ Barry S. Porter
					    ---------------------------------
					    Barry S. Porter, CFO/Treasurer
					    (on behalf of Registrant and as
					     Principal Accounting Officer)