Form 10-K
period 1999-12-31
OHIO CASUALTY CORP
filed 2000-03-13
CIK 73952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 For the transition period from__________to____________

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

                      Common Shares, Par Value $.0625 Each
                                (Title of Class)

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

                                                             Yes   X  No
                                                                ------  ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value as of March 1, 2000 of the voting stock held by non-affiliates of the registrant was $623,439,288

      On March 1, 2000 there were 60,073,504 shares outstanding.

                                  Page 1 of 88
                          INDEX TO EXHIBITS ON PAGE 71

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



The Company's definitive Proxy Statement for the Annual Shareholders meeting scheduled to be held April 26, 2000 is incorporated herein by reference for the following items:



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

The Corporation has two industry segments: property and casualty insurance and insurance premium finance. The Corporation conducts its property and casualty insurance business through The Ohio Casualty Insurance Company ("Ohio Casualty"), an Ohio corporation organized in 1919, and Ohio Casualty's five operating property and casualty insurance subsidiaries: West American Insurance Company ("West American"), an Indiana corporation (originally incorporated under the laws of the state of California) acquired in 1945; Ohio Security Insurance Company ("Ohio Security"), an Ohio corporation acquired in 1962; American Fire and Casualty Company ("American Fire"), an Ohio corporation (originally incorporated under the laws of the state of Florida) acquired in 1969; Avomark Insurance Company ("Avomark"), an Indiana corporation created in 1996 and Ohio Casualty of New Jersey, Inc. ("OCNJ"), an Ohio corporation created in 1998. This group of six property-casualty companies that make up the Ohio Casualty Group (the Group) presently underwrites most forms of property and casualty insurance. The Corporation conducts its premium finance business through Ocasco Budget, Inc. ("Ocasco"), an Ohio corporation (originally incorporated under the laws of the state of California) organized in 1960. Ocasco is a direct subsidiary of Ohio Casualty.

On December 1, 1998, Ohio Casualty acquired substantially all of the Commercial Lines Division of Great American Insurance Company ("GAI"), an insurance subsidiary of American Financial Group, Inc. As part of the transaction, the Group assumed responsibility for 650 employees of GAI's Commercial Lines Division, as well as relationships with 1,700 agents. The major lines of business included in the sale were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto. Four commercial operations as well as all California business and all pre-1987 environmental claims were excluded from the transaction.

Under the GAI asset purchase agreement, the Group assumed $645.8 million of commercial lines insurance liabilities, $62.6 million in other liabilities and acquired $287.9 million of investments, $1.5 million in cash and $119.1 million in other assets. This resulted in an assumption by the Group of a net statutory-basis liability of $300.0 million in addition to the Corporation's issuance of warrants to purchase 6 million shares (as adjusted for 1999 stock split) of Ohio Casualty Corporation common stock at a price of $22.505 per share. In addition, if the annualized production from the transferred agents at the end of eighteen months equals or exceeds the production in the twelve months prior to closing, GAI will receive an additional $40.0 million. This bonus payment grades down ratably where if eighteen-month annualized production equals 71% or less of previous production, no bonus payment is required. The bonus payment will be accrued as additional agent relationships when minimum contingency is achieved. Additional information related to the accounting treatment of the acquisition as well as proforma results are set forth in Item 14, Note 14, Acquisition of Commercial Lines Business, in the Notes to the Consolidated Financial Statements on pages 54 and 55 of this Form 10-K.

ITEM 1. CONTINUED


During 1995, the Corporation's life insurance operations conducted through The Ohio Life Insurance Company (Ohio Life) subsidiary were discontinued. We found it increasingly difficult to achieve our targeted 16% rate of return in this segment of our business. It was determined that a 16% return could not be achieved without substantial capital contributions and a dramatic overhaul of the life operations. It was decided that this would not be a prudent use of our capital. Therefore, on October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance treaty with Employer's Reassurance Corporation. During the fourth quarter of 1997, Great Southern Life Insurance Company replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, fourth quarter 1997 net income was positively impacted by a partial recognition of unamortized ceding commission. The after-tax impact was an increase to net income of $5.3 million. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during 1998. During 1999, Great Southern Life Insurance Company replaced Employers' Reassurance Corporation on the 100% coinsurance treaty, and the Corporation recognized the remaining $1.1 million in unamortized ceding commission. On December 31 1999, the Corporation completed the sale of the Ohio Life shell, thereby transferring all remaining assets and liabilities, as well as reinsurance treaty obligations, to the buyer. The after-tax gain on this sale totaled $6.2 million, or $.11 per share. Net income from discontinued operations amounted to $4.3 million or $.07 per share in 1999, compared with $1.9 million or $.03 per share in 1998 and $8.7 million or $.13 per share in 1997. Additional information related to the discontinued life insurance operations is included in Item 14, Note 20, Discontinued Operations, in the Notes to the Consolidated Financial Statements on page 57 of this Form 10-K.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and combined ratios of each industry segment for the three years ended December 31, 1999 are set forth in Item 14, Note 13, Segment Information, in the Notes to the Consolidated Financial Statements on pages 53 and 54 of this Form 10-K.

ITEM 1. CONTINUED


      PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Group and Ohio Life for the periods indicated.

                              Net Premiums Written
                               By Line of Business
                                 (in thousands)


                                  1999           1998            1997           1996             1995
                             -----------     -----------     -----------     -----------     -----------
Auto liability               $   437,856     $   403,179     $   384,358     $   386,121     $   403,781
Auto physical damage             281,054         257,170         219,870         208,541         207,534
Homeowners
    multiple peril               181,905         180,697         168,168         166,457         160,444
Workers' compensation            191,688         100,150          97,176         115,398         140,558
Commercial
    multiple peril               229,999         157,103         141,931         132,808         131,553
Other liability                  150,879          95,144          96,610         101,688         108,483
All other lines                  113,285         105,668          98,708          97,059          96,842
                             -----------     -----------     -----------     -----------     -----------
Property and casualty
    premiums                 $ 1,586,666     $ 1,299,111     $ 1,206,821     $ 1,208,072     $ 1,249,195
                             ===========     ===========     ===========     ===========     ===========

Premium finance
    revenues                 $       804     $     1,170     $     1,511     $     1,981     $     2,314
                             ===========     ===========     ===========     ===========     ===========

Discontinued operations-
Statutory premiums:
    Individual life          $         0     $         0     $         0     $         0     $  (126,979)
    Annuity                            0               0               0               0        (195,870)
    Other                              0               0               6             215         (22,012)
                             -----------     -----------     -----------     -----------     -----------
       Total                           0               0               6             215        (344,861)
FAS 97 adjustments                     0               0               0               0          (1,533)
                             -----------     -----------     -----------     -----------     -----------
Discontinued operations
    revenues                 $         0     $         0     $         6     $       215     $  (346,394)
                             ===========     ===========     ===========     ===========     ===========



Property and casualty net premiums written increased $287.6 million in 1999. $262.2 million of this increase reflects a full twelve months of results from the acquisition of GAI versus one month of activity in 1998. Net written premiums from the GAI acquisition were $293.8 million in 1999 and $31.6 million in 1998. Excluding the effects of GAI in 1998 and 1999, net premiums written increased 2.0%.

Net premiums written distributions by state have shifted as a result of a full year of results from the GAI acquisition. Excluding the effects of the GAI acquisition, for comparison purposes, New Jersey net premiums written increased $9.2 million, primarily due to increased net premiums written in Urban Enterprise Zones and converting from six- to twelve-month policies. These increases in New Jersey are offset by a state mandated 15% rate rollback. Ohio and Kentucky

ITEM 1. CONTINUED


net premiums written increased $1.9 million and $13.6 million, respectively. The results in Ohio are largely due to growth in our auto and homeowners lines of business. Increased premiums in Kentucky result from a personal lines acquisition adding $9.3 million to premiums. Premiums decreased $9.5 million in Pennsylvania and $1.8 million in Illinois. The decrease in Pennsylvania is driven by competitive pricing conditions in all lines.

(c) NARRATIVE DESCRIPTION OF BUSINESS

The Group is represented on a commission basis by approximately 7,503 independent insurance agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Group. The six claim and eight underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

The following table shows consolidated direct premiums written for the Group's ten largest states:

                               Ten Largest States
                             Direct Premiums Written
                           From Continuing Operations
                                 (in thousands)


                             Percent                                Percent                                 Percent
                    1999    of Total                       1998     of Total                       1997    of Total
                    ----    --------                       ----     --------                       ----    --------
New Jersey        $230,652      17.4     New Jersey       $219,518     17.0      New Jersey      $220,588      18.0
Ohio               153,146      11.5     Ohio              147,285     11.4      Ohio             132,325      10.8
Kentucky           125,438       9.5     Kentucky          120,309      9.3      Pennsylvania     101,341       8.3
Pennsylvania        87,986       6.6     Pennsylvania       96,932      7.5      Kentucky         101,074       8.2
Illinois            77,035       5.8     Illinois           73,794      5.7      Illinois          63,347       5.2
Indiana             74,073       5.6     Indiana            65,681      5.1      Maryland          54,415       4.4
North Carolina      39,345       3.0     Maryland           41,526      3.2      Indiana           46,660       3.8
Maryland            38,851       2.9     Texas              40,537      3.1      Texas             42,005       3.4
Texas               37,894       2.9     North Carolina     37,856      2.9      Florida           37,383       3.0
Oklahoma            33,995       2.6     Florida            32,649      2.5      North Carolina    34,570       2.8
                  --------      ----                      --------     ----                      --------      ----
                  $898,415      67.8                      $876,087     67.7                      $833,708      67.9
                  ========      ====                      ========     ====                      ========      ====


      INVESTMENT OPERATIONS

Each of the companies in the Group must comply with the insurance laws of its domiciliary state and of the other states in which it is licensed for business. Among other things, these laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate.

The distribution of invested assets of the Group is determined by a number of factors, including insurance law requirements, the Corporation's liquidity needs, tax position, and general market conditions. In addition, our business mix and liability payout patterns are considered. Adjustments are made to the asset allocation from time to time. During 1999, the Group reallocated its investment portfolio to adjust its asset mix. Outstanding growth in the equity portfolio caused the relationship of asset classes to fall outside of the Group's long-standing guidelines. The Group responded by selling approximately $200.0 million in equity securities,

ITEM 1. CONTINUED

resulting in $145.0 million of realized gains in 1999. The Corporation has no real estate investments. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The following table sets forth the carrying values and other data of the consolidated invested assets of the Corporation as of the end of the years indicated:

                         Distribution of Invested Assets
                                  (in millions)


                                  1999
                                 Average                        % of                     % of                      % of
                                 Rating            1999         Total       1998         Total        1997         Total
                                 -------         --------       -----     --------       -----      --------       -----

U.S. government                   AAA            $   65.1         2.0     $   79.8         2.2      $   69.8         2.2
Tax exempt bonds
    and notes                     AA+               461.4        14.5        839.6        23.3         875.7        27.8
Debt securities
    issued by foreign
    governments                   N/A                 0.0         0.0          3.6         0.1           3.5         0.1
Corporate securities              BBB+            1,066.1        33.5      1,117.5        31.0         929.9        29.5
Mortgage backed
    securities
       U.S. government            AAA                46.5         1.5          6.3         0.2          17.6         0.6
       Other                      AA                737.9        23.2        369.1        10.2         329.5        10.4
                                                 --------       -----     --------       -----      --------       -----
Total bonds                       A+              2,377.0        74.7      2,415.9        67.0       2,226.0        70.6

Common stocks                                       698.0        22.0        919.8        25.5         853.9        27.1
Preferred stocks                                      0.1         0.0          5.1         0.2           5.6         0.2
                                                 --------       -----     --------       -----      --------       -----
Total stocks                                        698.1        22.0        924.9        25.7         859.5        27.3

Short-term                                          104.4         3.3        262.9         7.3          65.9         2.1
                                                 --------       -----     --------       -----      --------       -----
Total investments                                $3,179.5       100.0     $3,603.7       100.0      $3,151.4       100.0
                                                 ========       =====     ========       =====      ========       =====

Total market value
    of investments                               $3,179.5                 $3,603.7                  $3,151.4
                                                 ========                 ========                  ========

Total amortized cost
    of investments                               $2,674.1                 $2,815.8                  $2,453.8
                                                 ========                 ========                  ========


The consolidated fixed income portfolio (identified as "Total bonds" in the foregoing table) of the Corporation had a weighted average rating of "A+" and an average stated maturity of 12.10 years as of December 31, 1999.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

                                          1999       1998       1997
                                          ----       ----       ----
Below investment grade securities:
      Carrying value                   $  175.2   $  207.3   $  141.4
      Amortized cost                      187.1      208.8      135.6

Unrated securities:
      Carrying value                   $  303.2   $  281.8   $  242.8
      Amortized cost                      310.0      264.8      228.6

ITEM 1. CONTINUED

Ratings provided by other agencies, such as the NAIC, categorize additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

                                            1999       1998      1997
                                            ----       ----      ----
Below investment grade securities at
      carrying value                     $  175.2   $  207.3   $  141.4

Other rating agencies categorizing
      unrated securities as below
      investment grade                       38.7        7.7        8.1
                                          -------    -------    -------

Below investment grade securities at
      carrying value                     $  213.9   $  215.0   $  149.5

All of the Corporation's below investment grade investments (based on carrying value) are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 63 corporate borrowers in approximately 45 industries. At December 31, 1999, the market value of the Corporation's five largest investments in below investment grade securities totaled $58.8 million, and had an approximate amortized cost of $60.8 million. None of these holdings individually exceeded $23.5 million.

At December 31, 1999, the Group's fixed income portfolio totaled $2.4 billion which consisted of 91.0% investment grade securities and 9.0% below investment grade and/or unrated securities.

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

Yield (based on cost of investments) for the taxable fixed income portfolio was 10.9% and 8.9% at December 31, 1999 and 1998, respectively. Below investment grade securities were yielding 9.1% and 8.8% at December 31, 1999 and 1998, respectively, while investment grade securities were yielding 11.0% in 1999 and 8.9% in 1998. Yield for tax exempt securities was 6.0% and 6.0% at December 31, 1999 and 1998, respectively; however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies.

The Corporation remains committed to a diversified common stock portfolio. As of December 31, 1999, the portfolio consisted of 49 separate issues, diversified across 37 different industries; and the largest single position was 15.39% of the portfolio. The portfolio strategy with respect to common stocks has been to invest in companies whose stocks have below average valuations, yet above average growth prospects.

ITEM 1. CONTINUED

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in
Item 14, Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 46 and 47 this Form 10-K.

Purchases of taxable fixed income securities in 1999 were as follows: $1,314.3 million of investment grade securities, $131.5 million of high yield securities and $125.8 million of unrated securities. Purchases of tax-exempt and equity securities in 1999 totaled $1.0 million and $26.7 million, respectively.

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 1999 were as follows: $883.0 million of investment grade securities, $155.6 million of high yield securities and $104.6 million of unrated securities. Dispositions of tax-exempt and equity securities in 1999 totaled $278.1 million and $305.4 million, respectively.

The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in Item 14, Note 17, Bank Note Payable, in the Notes to the Consolidated Financial Statements on page 56 of this Form 10-K, we have an interest rate swap with Chase Manhattan Bank covering $10.0 million of the outstanding balance of the Corporation's revolving line of credit. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan.

Consolidated net realized investment gains (before taxes) in 1999 totaled $160.8 million, $2.63 per share. Included in this amount are approximately $8.5 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

      SHARE REPURCHASES

Since 1990, the Board of Directors of Ohio Casualty Corporation has authorized the purchase of as many as 13,800,000 (as adjusted for stock splits) shares of its common stock through open market or privately negotiated transactions. During 1999, the Corporation purchased 2,478,000 shares of its common stock at a cost of $46.1 million, compared with 4,725,800 shares for $100.0 million in 1998 and 3,089,376 shares for $64.9 million in 1997. This brings the remaining repurchase authorization to 1,649,824 shares as of December 31, 1999.

      LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available

ITEM 1. CONTINUED

and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1998, 1997 and 1996 were reduced in the subsequent year as shown below:

           Accident Year Loss and Loss Adjustment Expense Liabilities
                           Subsequent Year Adjustment
                                  (in millions)

                                           1998       1997       1996
                                           ----       ----       ----

           Property                         $ 0        $12        $ 2
           Auto                              21         24         12
           Workers' compensation
                and other liability          12          5          6
                                            ---        ---        ---
           Total reduction                  $33        $41        $20
                                            ===        ===        ===

The effect of catastrophes on the Group's results cannot be accurately predicted. As such, severe weather patterns could have a material adverse impact on the Group's results. In 1999, 1998 and 1997 there were 27, 37 and 25 catastrophes, respectively. The largest catastrophe in each of these years was $17.9 million, $7.3 million and $4.6 million in incurred losses. Additional catastrophes with over $1.0 million in incurred losses numbered 7, 14 and 3 in 1999, 1998 and 1997, respectively. For additional discussion of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 51 and 52 of this Form 10-K.

In the normal course of business, the Group is involved in disputes and litigation regarding terms of insurance contracts and the amount of liability under such contracts arising from insured events. The liabilities for loss and loss adjustment expenses include estimates of the amounts for which the Group may be liable upon settlement or other conclusion of such litigation.

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

The following tables present an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in
Item 14, Note 1H, Accounting Policies and Note 9, Losses and Loss Reserves, in the Notes to Consolidated Financial Statements on pages 45, 51 and 52 of this Form 10-K.

ITEM 1. CONTINUED

      Reconciliation of Liabilities for Losses and Loss Adjustment Expense
                                 (in thousands)


                                              1999             1998             1997
                                              ----             ----             ----
Net liabilities, beginning of year        $ 1,865,643      $ 1,421,804      $ 1,486,622
Addition related to acquisition                     0          483,938                0
Provision for current accident year
     claims                                 1,176,072          989,114          922,065
Decrease in provisions for
     prior accident year claims                  (418)         (66,119)         (53,615)
                                          -----------      -----------      -----------
                                            1,175,654          922,995          868,450
Payments for claims occurring during:
     Current accident year                    600,942          513,292          448,402
     Prior accident years                     617,026          449,802          484,866
                                          -----------      -----------      -----------
                                            1,217,968          963,094          933,268

Net liabilities, end of year                1,823,329        1,865,643        1,421,804
Reinsurance recoverable                        85,126           91,296           62,003
                                          -----------      -----------      -----------
Gross liabilities, end of year            $ 1,908,455      $ 1,956,939      $ 1,483,807
                                          ===========      ===========      ===========


ITEM 1. CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)


Year Ended December 31             1989         1990         1991          1992         1993          1994         1995
----------------------             ----         ----         ----          ----         ----          ----         ----
Net liability as originally
  estimated:                    $ 1,370,054  $ 1,483,985   $ 1,566,139  $ 1,673,868   $ 1,693,551  $ 1,606,487   $ 1,557,065

Life Operations Liability                                                       663           656          961         3,934

P&C Operations Liability        $ 1,370,054  $ 1,483,985   $ 1,566,139  $ 1,673,205   $ 1,692,895  $ 1,605,526   $ 1,553,131

Net cumulative payments as of:
  One year later                    489,562      506,246       526,973      561,133       533,634      510,219       486,168
  Two years later                   745,766      783,948       822,634      869,620       833,399      803,273       772,670
  Three years later                 902,081      955,666     1,007,189    1,060,433     1,017,893      997,027       944,294
  Four years later                1,000,299    1,063,507     1,123,591    1,176,831     1,147,266    1,106,361     1,080,373
  Five years later                1,061,173    1,131,012     1,201,317    1,264,900     1,218,916    1,203,717
  Six years later                 1,100,683    1,182,110     1,266,605    1,316,756     1,288,148
  Seven years later               1,134,145    1,235,315     1,302,313    1,369,889
  Eight years later               1,177,259    1,262,187     1,342,839
  Nine years later                1,195,615    1,294,439
  Ten years later                 1,221,812

Gross cumulative payments as of:
  One year later                                                            586,869       547,377      522,811       500,150
  Two years later                                                           904,911       859,142      827,232       798,078
  Three years later                                                       1,107,980     1,051,915    1,030,701       988,674
  Four years later                                                        1,231,386     1,190,466    1,158,798     1,123,163
  Five years later                                                        1,328,478     1,278,602    1,254,475
  Six years later                                                         1,394,890     1,347,025
                                                                          1,446,560

Year Ended December 31              1996         1997          1998         1999
----------------------              ----         ----          ----         ----
Net liability as originally
  estimated:                     $ 1,486,622   $ 1,421,804  $ 1,865,643  $ 1,823,329

Life Operations Liability              3,722           100           98            -

P&C Operations Liability         $ 1,482,900   $ 1,421,704  $ 1,865,545  $ 1,823,329

Net cumulative payments as of:
  One year later                     483,574       449,802      640,209
  Two years later                    747,374       751,179
  Three years later                  950,138
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                     498,274       469,933      654,204
  Two years later                    781,853       775,371
  Three years later                  983,440
  Four years later
  Five years later
  Six years later


ITEM 1. CONTINUED


Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)
(In thousands)


Year Ended December 31             1989         1990         1991          1992         1993          1994         1995
----------------------             ----         ----         ----          ----         ----          ----         ----
Net liability re-estimated as of:

  One year later                  1,285,233    1,403,172     1,515,129    1,601,406     1,539,178    1,500,528     1,474,795
  Two years later                 1,299,428    1,407,197     1,500,890    1,555,452     1,510,943    1,501,530     1,441,081
  Three years later               1,296,215    1,388,381     1,467,256    1,524,054     1,515,114    1,486,455     1,445,738
  Four years later                1,281,246    1,368,530     1,449,789    1,559,492     1,525,493    1,507,331     1,478,787
  Five years later                1,268,193    1,366,676     1,498,881    1,561,763     1,551,024    1,546,849
  Six years later                 1,270,734    1,423,277     1,499,009    1,588,063     1,587,885
  Seven years later               1,327,228    1,420,105     1,526,136    1,627,385
  Eight years later               1,325,938    1,444,589     1,558,571
  Nine years later                1,342,741    1,472,173
  Ten years later                 1,367,216

Decrease (increase) in
  original estimates:           $     2,838  $    11,812   $     7,568  $    45,820   $   105,010  $    58,677   $    74,344

Net liability as originally
   estimated:                                                           $ 1,673,205   $ 1,692,895  $ 1,605,526   $ 1,553,131

Reinsurance recoverable on
   unpaid losses and LAE                                                     80,114        75,738       65,336        71,066

Gross liability as originally
   estimated:                                                           $ 1,753,982   $ 1,769,289  $ 1,671,823   $ 1,631,184

Life Operations Liability                                                       663           656          961         6,987

P&C Operations Liability                                                  1,753,319     1,768,633    1,670,862     1,624,197

One year later                                                            1,692,044     1,609,429    1,572,435     1,544,461
Two years later                                                           1,644,586     1,590,205    1,578,905     1,515,032
Three years later                                                         1,622,842     1,600,667    1,565,580     1,561,675
Four years later                                                          1,663,734     1,612,300    1,630,314     1,585,459
Five years later                                                          1,666,556     1,680,806    1,657,037
Six years later                                                           1,722,897     1,704,863
                                                                          1,758,687
Decrease (increase) in
   original estimates:                                                       (5,368)       63,770       13,825        38,738




Year Ended December 31               1996         1997          1998         1999
----------------------               ----         ----          ----         ----
Net liability re-estimated as of:

  One year later                    1,427,992     1,355,586    1,888,387
  Two years later                   1,403,059     1,386,401
  Three years later                 1,439,008
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:             $    43,892   $    35,304  $   (22,842)

Net liability as originally
   estimated:                     $ 1,482,900   $ 1,421,704  $ 1,865,545  $ 1,823,329

Reinsurance recoverable on
   unpaid losses and LAE               64,695        59,952       80,215       85,126

Gross liability as originally
   estimated:                     $ 1,556,670   $ 1,483,807  $ 1,956,939  $ 1,908,455

Life Operations Liability               9,075         2,150       11,081

P&C Operations Liability            1,547,595     1,481,657    1,945,759    1,908,455

One year later                      1,496,100     1,447,044    1,972,890
Two years later                     1,507,365     1,477,874
Three years later                   1,537,356
Four years later
Five years later
Six years later

Decrease (increase) in
   original estimates:                 10,239         3,783      (27,131)



ITEM 1. CONTINUED

      REINSURANCE

In order to preserve capital and protect shareholder value, the Group purchases reinsurance against large or catastrophic losses. The Property Per Risk treaty covers the Group in the event that an insured sustains a property loss in excess of $1.0 million in a single insured event. Property reinsurance covers $29.0 million in excess of the retention. The Casualty Per Occurrence treaty covers the Group in the event an insured sustains a liability loss in excess of $1.0 million in a single insured event. Workers' compensation, umbrella and other casualty reinsurance covers $100.0 million, $50.0 million and $24.0 million, respectively, in excess of the retention.

The Catastrophe reinsurance treaty protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This treaty provides $150.0 million of coverage in excess of the Group's $25.0 million retention. In 1999, a portion of the catastrophe program was again renewed with a multi-year placement. The multi-year placements maintain rates, continuity and each reinsurer's overall share of the program. Over the last 20 years, there were two events that triggered coverage under our catastrophe reinsurance treaty. Losses and loss adjustment expenses from the Oakland Fires in 1991 and Hurricane Andrew in 1992 totaled $35.6 million and $29.8 million, respectively. Both of these losses exceeded our prior retention amount of $13.0 million. The Group recovered $33.9 million from reinsurers as a result of these events. Our reinsurance limits are designed to cover exposure to a catastrophic event expected to occur once every 300 years.

The Aggregate Excess of Loss treaty covers the Group in the event that aggregate losses and allocated loss adjustment expenses exceed a 64% gross loss ratio subject to a $100 million aggregate limit.

The Group also carries various treaties covering specialty lines of business brought about from the GAI transaction as well as facultative reinsurance contracts protecting certain individual risks.

Reinsurance contracts do not relieve the Group of its obligation to the policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. Since the Group's reinsurance protection is an important component in our financial plan, we closely monitor the financial health and claims settlement performance of each of our reinsurers. Annually, financial statements are reviewed and various ratios calculated to identify reinsurers who have ceased to meet our standards of financial strength. If any reinsurers fail these tests, they are removed from the program at renewal. Currently, all of our domestic reinsurers have an AM Best rating of "A-" or better, and the financial condition of all of our international reinsurers meet the Group's pre-established standards. Additionally, the Group utilizes a large base of reinsurers to mitigate its concentration risk. In 1999, 1998 and 1997, no reinsurer accounted for more than 10% of total ceded premiums. As a result of the Group's controls over reinsurance, uncollectible amounts have not been significant.

      COMPETITION

More than 2,400 property and casualty insurance companies compete in the United States and no one company or company group has a market share greater than approximately 13.0%. The Group ranked as the thirty-sixth largest property and casualty insurance group in the United States based on net insurance premiums written in 1998, the latest year for which statistics are available. The Group competes with other companies on the basis of service, price and coverage. Competition in the property and casualty industry is intense, as reflected in the weak pricing environment in the industry.

ITEM 1. CONTINUED

      STATE INSURANCE REGULATION

GENERAL. The Corporation and the members of the Group are subject to regulation under the insurance statutes, including the holding company statutes, of various states. Ohio Casualty, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Group is authorized to transact the business of insurance in the District of Columbia and all states. The Group is subject to examination of their affairs by the insurance departments of the jurisdictions in which they are licensed.

State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain material intercorporate transfers of assets within the holding company structure. Under applicable provisions of the Indiana insurance statutes ("Indiana Insurance Law") and the Ohio insurance statutes (the "Ohio Insurance Law"), a person would not be permitted to acquire direct or indirect control of the Corporation or any of the Group's companies domiciled in such state, unless such person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance, respectively, for such acquisition. For the purposes of the Indiana Insurance Law and the Ohio Insurance Law, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired "control" of such company.

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest.

In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. Thus far the Commissioner has not made a ruling. The asserted rollbacks to date have ranged from $24.4 million to $61.1 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Group would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Group's Constitutional argument that this rollback is confiscatory. The Group does not believe it is possible to pinpoint a specific rollback that may be required that is the most probable. The Group has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $50.5 million at December 31, 1999.

To date, the Group has paid $5.1 million in legal costs related to the withdrawal, Proposition 103, and Fair Plan assessments.

In December 1992, the Group stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the Group.

ITEM 1. CONTINUED

The state of New Jersey, our largest state with 15.8% of total net premiums written during 1999, has historically been a profitable state for the Group. In recent years, however, the legislative environment in that state has become more difficult. Due to legislative rules and regulations designed to make insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. New Jersey passed the Fair Automobile Insurance Reform Act which was an eight year assessment that began in 1990 and ended in 1997. In order to meet our state imposed assessment obligations under the Fair Automobile Insurance Reform Act the Group incurred expenses of $3.3 million in 1997 and $3.6 million in 1996. The Group's future obligations related to this act are minimal as only true-up payments are remaining, and any future true-ups are anticipated to be immaterial to the Group's results of operations, financial position and liquidity in future years.

The Unsatisfied Claim and Judgment Fund is another assessment made by the state of New Jersey. This assessment is based upon estimated future direct premium written in that state. The Group paid $3.4 million in 1999, $3.2 million in 1998 and $4.2 million in 1997. The Group anticipates the future assessments to be between $3.0 and $4.0 million dollars annually. The Group anticipates future assessments will not materially affect the Group's results of operations, financial position or liquidity.

The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999 that mandates a 15% rate reduction for personal auto policies based on a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention provisions. All new and renewal policies written on or after March 22, 1999 reflect the 15% rate reduction. The anticipated impact on the Group is a tradeoff of lower premium rates on personal auto policies for presumably lower losses but the degree of offset, if any, is uncertain at present. For 1999, the Group had personal auto net premiums written in New Jersey of $124.4 million. The estimated reduction in net premiums written stemming from this reform bill for 1999 is approximately $11.3 million. The projected impact in 2000 is a further reduction of approximately $5.7 million in net premiums.

In 1999, New Jersey also began to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is assigned premiums if it does not write the required amount on its own. For the year ended December 31, 1999, the Group wrote $5.7 million in UEZ premiums, with $6.7 million in additional assigned premiums. The 1999 loss ratio on UEZ premiums is 132.1%, and the loss ratio on the assigned business is 142.9%.

NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS. The National Association of Insurance Commissioners (the "NAIC") annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. All of the companies in the Group are within the usual range for the last five calendar years.

ITEM 1. CONTINUED

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. Based on current calculations, all insurance companies in the Group are in excess of levels that would require regulatory action.

The states of Ohio and Indiana have adopted the NAIC model law limiting dividend payments by insurance companies. This law allows dividends to equal the greater of 10% of policyholders' surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. At the end of 1999, $98.3 million of policyholders' surplus is not subject to restrictions or prior dividend approval.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Ohio and Indiana Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the potential effect of the Codification guidance.

      EMPLOYEES

At December 31, 1999, Ohio Casualty had approximately 3,900 employees of which approximately 1,760 were located in the Fairfield and Hamilton, Ohio offices.

      YEAR 2000

The Corporation successfully moved into the Year 2000 without impact or interruption to the business as a result of Year 2000 computer problems. Though no Year 2000 problems have occurred or are anticipated, the Corporation continues to monitor the situation.

In 1999, the Corporation concluded its phased approach to convert its computer systems to be Year 2000 compliant. The four phases included in this approach were: awareness, planning, execution/ testing, and compliance. All phases were completed on schedule; however, we continued testing throughout 1999 to ensure utmost preparedness.

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

During 1995, the Information Systems Department began the planning phase. At that time, Year 2000 compliance became a priority project with Project Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to ensure that the conversion was completed on time.

ITEM 1. CONTINUED

As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which included addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. In this environment, data was migrated forward and tested as the internal date in the computer was changed to critical dates in 1999 and 2000. This provided an excellent environment to test applications, system software and hardware. This involved individual and integrated compliance testing. The first step verified that the systems are compliant when they run independently. The second step verified compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 and 1999, focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas completed LPAR compliance testing.

Following the completion of LPAR compliance testing, all systems underwent integrated testing of the production environment. This integrated testing, as was called for in our contingency plans, was repeated in the third and fourth quarters of 1999.

As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation did not have to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make further substantial expenditures to address any Year 2000 issues. As of December 31, 1999, the total amount spent for I/S related costs on the Year 2000 project is $2.8 million. These amounts do not include any costs associated with efforts made to contact third parties or related to contingency planning.

During 1997, the Corporation began the compliance phase. The Year 2000 team identified all significant vendors, suppliers and agents of the Corporation and completed the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation monitored the Year 2000 status of these entities and developed contingency plans to reduce the possible disruption in business operations that may have resulted from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Should a third-party with whom the Corporation transacts business have had a system failure due to not being Year 2000 compliant, the Corporation believes this could have resulted in a delay in processing or reporting transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's contingency plans to respond to these potential system failures by such third parties.

The Corporation assessed the status of Year 2000 readiness of the business and assets that Ohio Casualty acquired in the acquisition of substantially all the Commercial Lines Division of Great American Insurance Companies ("GAI") on December 1, 1998. For a period of at least 24 months from the date of the acquisition, GAI is providing computer processing and communication services to the Group in connection with the acquired business pursuant to an Information Systems Agreement. Thus, the Corporation was dependent on GAI to address and remediate Year 2000 issues with respect to the information technology systems utilized for the business being acquired by the

ITEM 1. CONTINUED

Group. The failure of GAI to have satisfactorily corrected a material Year 2000 problem in the computer processing systems being used to provide services to the Group in connection with the acquired business could have resulted in a material adverse effect on the ability of the Group to integrate the acquired business and to operate it on a profitable basis.

The failure to correct a material Year 2000 problem could have resulted in an interruption in, or a failure of, the normal business operations of the Corporation including the disruption or delay in premium or claim processing and the disruption in service to its customers. Also the inability to be Year 2000 compliant of significant third-party providers of the Corporation could have resulted in an interruption in the normal business operations. Due to the general uncertainty inherent in the Year 2000 problem, such failures could have materially and adversely affected the Corporation's financial position, results of operations or liquidity.

The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Group took various steps to manage this concern including providing educational information on Year 2000 to agents; adding clarification and exclusionary language to certain policies; and by evaluating underwriting practices. The Group believes that no coverage exists; however, minimal coverage may be interpreted to exist under some current liability and product policies. The Group has historically avoided manufacturing risks which produce computer or computer-dependent products.

The Insurance Services Office (ISO) developed policy language that clarifies that there is no coverage for certain Year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Group addressed the Year 2000 issue by attaching the ISO exclusionary language, where approved by regulators, to general liability policies with a rating classification the Group believes could potentially have had Year 2000 losses. The ISO exclusionary language endorsement is included on all property policies where approved by regulators. These actions minimized the Group's potential exposure to Year 2000 underwriting losses.

Directors and officers could be held liable if a company in their control fails to take necessary actions to address any Year 2000 problems and that failure results in a material financial loss to their company. The Group has written directors' and officers' (D&O) liability policies since 1995, with approximately $.6 million in premiums written in 1999. The Group managed its D&O Year 2000 exposure through underwriting guidelines which address Year 2000 issues in the application process.

The Corporation had an effective program in place to resolve Year 2000 issues in a timely manner and has contingency plans to continue operations should an unforeseen situation arise. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be scenarios in which the Corporation could experience interruptions in normal business operations. These scenarios include: disruption or delay in premium and claim processing; disruption in service to customers; litigation for Year 2000-related claims and adverse affects on the Group's ability to integrate the acquired business from GAI. The amount of potential liability and lost revenue cannot be reasonably estimated.

ITEM 1. CONTINUED

      CHANGE IN ACCOUNTING METHOD

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

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. PROPERTIES

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 10 and Proposition 103 hearings described on page 56.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of Shareholders through the solicitation of proxies or otherwise.

ITEM 4. CONTINUED

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers who are not separately reported in the Corporation's Proxy Statement:

                                         Position with Company and/or
                                      Principal Occupation or Employment
  Name                Age (1)              During Last Five Years
  ----                ---                  ----------------------
  John S. Busby         54       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company and
                                 West American Insurance Company; prior thereto,
                                 Vice President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company and West
                                 American Insurance Company since May 1991.

  Frederick W. Wendt    59       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company, West
                                 American Insurance Company and Avomark
                                 Insurance Company; prior thereto, Vice
                                 President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company and West
                                 American Insurance Company since 1991.

  Coy Leonard, Jr.      55       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company, West
                                 American Insurance Company, Ocasco Budget, Inc.
                                 and Avomark Insurance Company; prior thereto, Vice President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ocasco Budget, Inc., Ohio Security Insurance
                                 Company and West American Insurance Company;
                                 prior thereto, Assistant Vice President of The
                                 Ohio Casualty Insurance Company, American Fire and Casualty Company, Ocasco Budget, Inc., Ohio
                                 Security Insurance Company and West American
                                 Insurance Company; prior thereto, Manager of Strategic Planning and Technology.

  Elizabeth M. Riczko   33       Senior Vice President of The Ohio Casualty
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

ITEM 4. CONTINUED

                                         Position with Company and/or
                                      Principal Occupation or Employment
  Name                Age (1)              During Last Five Years
  ----                ---                  ----------------------

  Ralph G. Goode        54       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company and
                                 West American Insurance Company, Vice President of Avomark Insurance Company, prior thereto, Vice President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company and West
                                 American Insurance Company; prior thereto,
                                 Assistant Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company Ohio Security Insurance Company and
                                 West American Insurance Company

  Richard B. Kelly      45       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company, West
                                 American Insurance Company, Ocasco Budget, Inc.
                                 and Avomark Insurance Company; prior thereto, Vice President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company, The Ohio Life
                                 Insurance Company, West American Insurance
                                 Company, Ocasco Budget, Inc. and Avomark
                                 Insurance Company; prior thereto, Assistant
                                 Vice President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company, West American
                                 Insurance Company, Avomark Insurance Company and The Ohio Life Insurance Company

  John E. Bade, Jr.     45       Senior Vice President of The Ohio Casualty
                                 Insurance Company, American Fire and Casualty
                                 Company, Ohio Security Insurance Company, West
                                 American Insurance Company and Avomark
                                 Insurance Company; prior thereto, Vice
                                 President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company, West American
                                 Insurance Company and Avomark Insurance
                                 Company; prior thereto, Assistant Vice
                                 President of The Ohio Casualty Insurance
                                 Company, American Fire and Casualty Company,
                                 Ohio Security Insurance Company, West American
                                 Insurance Company and Avomark Insurance
                                 Company; prior thereto, Branch Manager of Greensboro, NC


---------------------------------
 (1)       Ages listed are as of the annual meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Item 14 on pages 25, 26 and 30 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

See Item 14 on pages 27 and 28 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Item 14 on pages 29-40 of this Form 10-K.

        SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

The Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this report that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and uncertainties that may affect operations, performance, development and results of the Corporation's business and the results of the acquisition described herein, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability of pricing reinsurance; litigation and administrative proceedings; Year 2000 issues, including the Corporation's ability to successfully identify and remediate Year 2000 system issues with its own IT and non-IT assets, the ability of third parties with which the Corporation has business relationships to address and resolve their Year 2000 issues and the ability of the Corporation to identify these third party issues; Year 2000 issues relating to the commercial lines business acquired from GAI and the ability of the Corporation to implement appropriate contingency plans to address Year 2000 problems which are not successfully remediated; ability of the Group to integrate the acquired GAI business and to retain the acquired insurance business; and general economic and market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 14 on page 37 of this Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
See Item 14 on pages 41-44 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from those portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for 2000 under the headings "Election of Directors," and "Other Directorships and Related Transactions and Relationships."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from those portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for 2000 under the headings "Executive Compensation," "Employment Contracts and Termination of Employment Agreements," and "Executive Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from those portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for 2000 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from those portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders of the Company for 2000 under the heading "Other Directorships and Related Transactions and Relationships."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS FORM AND REGULATION S-X

ITEM 14. CONTINUED

SHAREHOLDER INFORMATION


AUTOMATIC DIVIDEND REINVESTMENT PLAN

The Corporation offers an automatic dividend reinvestment plan for all registered holders of common stock. Under the plan, shareholders may reinvest their dividends to buy additional shares of common stock, and may also make voluntary cash payments of up to $60,000 yearly toward the purchase of Ohio Casualty Corporation shares. Participation is entirely voluntary. More information on the plan can be obtained by contacting the Transfer Agent listed below.

FORM 10-K ANNUAL REPORT

The Form 10-K Annual Report for 1999, as filed with the Securities and Exchange Commission, is available without charge upon written request to:

Ohio Casualty Corporation
Office of the Chief Financial Officer
9450 Seward Road
Fairfield, OH  45014-5456

TRANSFER AGENT AND REGISTRAR

First Chicago Trust Company of New York, a division of EquiServe
P. O. Box 2500
Jersey City, NJ  07303-2500
1-800-317-4445

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at 10:30 a.m. on Wednesday, April 26, 2000, in the OCU Auditorium of the Ohio Fairfield facility, 9450 Seward Road, Fairfield, OH 45014-5456.



VISIT THE OHIO CASUALTY GROUP INTERNET
WEB SITE  -  www.ocas.com

The site includes current financial data about Ohio Casualty Corporation, as well as other corporate, product and service information.



2000 ANTICIPATED DIVIDEND SCHEDULE

DECLARATION DATE        RECORD DATE           PAYABLE DATE
-------------------------------------------------------------------
February 17, 2000       March 1, 2000         March 10, 2000
May 18, 2000            June 1, 2000          June 10, 2000
August 17, 2000         September 1, 2000     September 10, 2000
November 16, 2000       December 1, 2000      December 10, 2000

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
FINANCIAL HIGHLIGHTS



(IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHAREHOLDERS DATA)          1999              1998             1997
====================================================================================================================

Premiums and finance
     charges earned                                                   $ 1,554,966       $ 1,268,824      $ 1,208,974
Investment income,
     less expenses                                                        184,287           169,024          177,700
Income before investment
     gains                                                                  1,399            73,644           97,406
Realized investment gains,
     after taxes                                                          104,537             9,367           32,986
Income from discontinued
     operations, after taxes                                                4,270             1,916            8,655
Gain on sale of discontinued operations,
     after taxes                                                            6,190                 0                0
Cumulative effect of accounting changes                                    (2,255)                0                0
Net income                                                                114,141            84,927          139,047
Property and casualty
     combined ratio                                                         112.8%            107.2%           105.3%

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE*
Income before investment
     gains                                                            $      0.02       $      1.12      $      1.42
Realized investment gains,
     after taxes                                                             1.71              0.14             0.48
Income from discontinued
     operations, after taxes                                                 0.07              0.03             0.13
Gain on sale of discontinued operations,
     after taxes                                                             0.11              0.00             0.00
Cumulative effect of accounting changes                                     (0.04)             0.00             0.00
Net income                                                                   1.87              1.29             2.03
Book value                                                                  19.16             21.12            19.56
Dividends                                                                    0.92              0.88             0.84

FINANCIAL CONDITION
Assets                                                                $ 4,476,444       $ 4,802,264      $ 3,778,782
Shareholders' equity                                                    1,150,987         1,320,981        1,314,829

Average shares
     outstanding - basic*                                                  61,126            65,808           68,456
Average shares
     outstanding - diluted*                                                61,139            65,870           68,514
Shares outstanding
     on December 31*                                                       60,083            62,538           67,244
Number of shareholders                                                      6,200             6,100            6,200


*Adjusted for 2 for 1 stock split effective July 22, 1999 (See Note 23)

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
TEN-YEAR SUMMARY OF OPERATIONS


(IN MILLIONS, EXCEPT PER SHARE DATA)                                1999            1998            1997            1996
============================================================================================================================
CONSOLIDATED OPERATIONS
Income after taxes
      Operating income                                           $       1.4     $      73.6     $      97.4     $      64.9
      Realized investment gains (losses)                               104.5             9.4            33.0            32.3
----------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                105.9            83.0           130.4            97.2
      Discontinued operations                                            4.3             1.9             8.7             5.3
      Gain on sale of discontinued operations                            6.2             0.0             0.0             0.0
      Cumulative effect of accounting changes                           (2.3)            0.0             0.0             0.0
----------------------------------------------------------------------------------------------------------------------------
      Net income                                                       114.1            84.9           139.1           102.5
============================================================================================================================
Income after taxes per average share outstanding - BASIC*
      Operating income                                                  0.02            1.12            1.42            0.93
      Realized investment gains (losses)                                1.71            0.14            0.48            0.46
      Discontinued operations                                           0.07            0.03            0.13            0.07
      Gain on sale of discontinued operations                           0.11            0.00            0.00            0.00
      Cumulative effect of accounting changes                          (0.04)           0.00            0.00            0.00
----------------------------------------------------------------------------------------------------------------------------
      Net income                                                        1.87            1.29            2.03            1.46
============================================================================================================================
      Average shares outstanding - BASIC*                               61.1            65.8            68.5            70.4

Income after taxes per average share outstanding - DILUTED*
      Operating income                                                  0.02            1.12            1.42            0.93
      Realized investment gains (losses)                                1.71            0.14            0.48            0.46
      Discontinued operations                                           0.07            0.03            0.13            0.07
      Gain on sale of discontinued operations                           0.11            0.00            0.00            0.00
      Cumulative effect of accounting changes                          (0.04)           0.00            0.00            0.00
----------------------------------------------------------------------------------------------------------------------------
      Net income                                                        1.87            1.29            2.03            1.46
============================================================================================================================
      Average shares outstanding -DILUTED*                              61.1            65.9            68.5            70.5

      Total assets                                                   4,476.4         4,802.3         3,778.8         3,890.0
      Shareholders' equity                                           1,151.0         1,321.0         1,314.8         1,175.1
      Book value per share*                                            19.16           21.12           19.56           16.72
      Dividends paid per share*                                         0.92            0.88            0.84            0.80
      Percent increase over previous year                                4.5%            4.8%            5.0%            5.3%

PROPERTY AND CASUALTY OPERATIONS

      Net premiums written                                           1,586.9         1,299.6         1,207.6         1,209.0
      Net premiums earned                                            1,554.1         1,267.8         1,204.3         1,223.4
      GAAP underwriting gain (loss) before taxes                      (184.2)          (74.1)          (49.6)         (112.2)

      Loss ratio                                                        66.9%           63.7%           62.7%           66.5%
      Loss adjustment expense ratio                                     10.7%            9.1%            9.4%            9.7%
      Underwriting expense ratio                                        35.2%           34.4%           33.2%           33.3%
      Combined ratio                                                   112.8%          107.2%          105.3%          109.5%

      Investment income before taxes                                   181.1           164.8           172.4           179.4
      Per average share outstanding*                                    2.96            2.51            2.52            2.54

      Property and casualty reserves
         Unearned premiums                                             725.2           668.4           494.9           491.4
         Losses                                                      1,545.0         1,569.5         1,174.5         1,215.8
         Loss adjustment expense                                       363.5           376.3           307.2           331.8

      Statutory policyholders' surplus                                 899.8         1,027.1         1,109.5           984.9


*Adjusted for 2 for 1 stock split effective July 22, 1999 (See Note 23)

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
TEN-YEAR SUMMARY OF OPERATIONS


(IN MILLIONS, EXCEPT PER SHARE DATA)                            1995        1994        1993        1992
=============================================================================================================
CONSOLIDATED OPERATIONS
Income after taxes
      Operating income                                       $    91.4   $    77.1   $    51.5   $    57.8
      Realized investment gains (losses)                           4.0        14.2        28.7        35.1
-------------------------------------------------------------------------------------------------------------
      Income from continuing operations                           95.4        91.3        80.2        92.9
      Discontinued operations                                      4.3         5.9         6.8         4.1
      Gain on sale of discontinued operations                      0.0         0.0         0.0         0.0
      Cumulative effect of accounting changes                      0.0        (0.3)        0.0         1.5
-------------------------------------------------------------------------------------------------------------
      Net income                                                  99.7        96.9        87.0        98.5
=============================================================================================================
Income after taxes per average share outstanding - BASIC*
      Operating income                                            1.28        1.07        0.72        0.80
      Realized investment gains (losses)                          0.05        0.20        0.40        0.49
      Discontinued operations                                     0.06        0.08        0.09        0.06
      Gain on sale of discontinued operations                     0.00        0.00        0.00        0.00
      Cumulative effect of accounting changes                     0.00        0.00        0.00        0.02
-------------------------------------------------------------------------------------------------------------
      Net income                                                  1.39        1.35        1.21        1.37
=============================================================================================================
      Average shares outstanding - BASIC*                         71.5        72.0        72.0        72.0

Income after taxes per average share outstanding - DILUTED*
      Operating income                                            1.28        1.07        0.72        0.80
      Realized investment gains (losses)                          0.05        0.20        0.40        0.49
      Discontinued operations                                     0.06        0.08        0.09        0.06
      Gain on sale of discontinued operations                     0.00        0.00        0.00        0.00
      Cumulative effect of accounting changes                     0.00        0.00        0.00        0.02
-------------------------------------------------------------------------------------------------------------
      Net income                                                  1.39        1.35        1.21        1.37
=============================================================================================================
      Average shares outstanding -DILUTED*                        71.5        72.0        72.0        72.0

      Total assets                                             3,980.1     3,739.0     3,816.8     3,760.7
      Shareholders' equity                                     1,111.0       850.8       862.3       825.2
      Book value per share*                                      15.69       11.82       11.97       11.72
      Dividends paid per share*                                   0.76        0.73        0.71        0.67
      Percent increase over previous year                          4.1%        2.8%        6.0%        8.1%

PROPERTY AND CASUALTY OPERATIONS

      Net premiums written                                     1,250.6     1,286.4     1,306.0     1,508.5
      Net premiums earned                                      1,264.6     1,297.7     1,379.4     1,517.6
      GAAP underwriting gain (loss) before taxes                 (68.8)      (92.9)     (147.3)     (130.8)

      Loss ratio                                                  61.2%       61.6%       64.9%       63.7%
      Loss adjustment expense ratio                               10.2%       10.0%       11.8%       10.8%
      Underwriting expense ratio                                  32.6%       32.2%       33.6%       33.5%
      Combined ratio                                             104.0%      103.8%      110.3%      108.0%

      Investment income before taxes                             184.6       183.8       190.4       194.6
      Per average share outstanding*                              2.58        2.55        2.64        2.70

      Property and casualty reserves
         Unearned premiums                                       505.8       517.8       529.6       596.1
         Losses                                                1,268.1     1,303.6     1,378.0     1,309.2
         Loss adjustment expense                                 356.1       367.3       390.6       364.0

      Statutory policyholders' surplus                           876.9       660.0       713.6       674.2


                                                                                     10-Year Compound
(IN MILLIONS, EXCEPT PER SHARE DATA)                             1991         1990     Annual Growth
=====================================================================================================
CONSOLIDATED OPERATIONS
Income after taxes
      Operating income                                        $    99.1    $    94.6      (35.3)%
      Realized investment gains (losses)                            9.8         (8.7)       0.0%
-----------------------------------------------------------------------------------------------------
      Income from continuing operations                           108.9         85.9        0.7%
      Discontinued operations                                      (1.0)        (1.8)       4.8%
      Gain on sale of discontinued operations                       0.0          0.0        0.0%
      Cumulative effect of accounting changes                       0.0          0.0        0.0%
-----------------------------------------------------------------------------------------------------
      Net income                                                  107.9         84.1        1.2%
=====================================================================================================
Income after taxes per average share outstanding - BASIC*
      Operating income                                             1.38         1.24      (34.0)%
      Realized investment gains (losses)                           0.14        (0.11)       0.0%
      Discontinued operations                                     (0.02)       (0.03)       8.8%
      Gain on sale of discontinued operations                      0.00         0.00        0.0%
      Cumulative effect of accounting changes                      0.00         0.00        0.0%
-----------------------------------------------------------------------------------------------------
      Net income                                                   1.50         1.10        4.6%
=====================================================================================================
      Average shares outstanding - BASIC*                          71.7         76.8       (3.3)%

Income after taxes per average share outstanding - DILUTED*
      Operating income                                             1.38         1.24      (34.0)%
      Realized investment gains (losses)                           0.14        (0.11)       0.0%
      Discontinued operations                                     (0.02)       (0.03)       8.8%
      Gain on sale of discontinued operations                      0.00         0.00        0.0%
      Cumulative effect of accounting changes                      0.00         0.00        0.0%
-----------------------------------------------------------------------------------------------------
      Net income                                                   1.50         1.10        4.6%
=====================================================================================================
      Average shares outstanding -DILUTED*                         71.8         76.9       (3.3)%

      Total assets                                              3,531.3      3,252.9        3.6%
      Shareholders' equity                                        774.5        651.2        4.0%
      Book value per share*                                       10.79         9.10        7.6%
      Dividends paid per share*                                    0.62         0.58        5.9%
      Percent increase over previous year                           6.9%        11.5%      (8.2)%

PROPERTY AND CASUALTY OPERATIONS

      Net premiums written                                      1,492.3      1,468.4        1.4%
      Net premiums earned                                       1,469.1      1,438.0        1.3%
      GAAP underwriting gain (loss) before taxes                  (74.5)       (79.4)      11.4%

      Loss ratio                                                   60.4%        61.4%
      Loss adjustment expense ratio                                10.6%        10.9%
      Underwriting expense ratio                                   33.9%        33.0%
      Combined ratio                                              104.9%       105.3%

      Investment income before taxes                              191.6        176.7       (0.4)%
      Per average share outstanding*                               2.67         2.30        3.1%

      Property and casualty reserves
         Unearned premiums                                        605.2        582.0        2.8%
         Losses                                                 1,216.1      1,148.9        3.8%
         Loss adjustment expense                                  350.0        335.1        1.7%

      Statutory policyholders' surplus                            643.4        465.8        5.4%

ITEM 14.  CONTINUED


MANAGEMENT'S
DISCUSSION & ANALYSIS


Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company, which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

     Net income increased 34.4% for 1999 to $114.1 million or $1.87 per share. Contributing to 1999 net income were investment gains from a strategic reallocation of the Group's investment portfolio during the second quarter. Outstanding growth in the equity portfolio combined with share repurchases caused the relationship of asset classes to fall outside the Group's long-standing guidelines. These guidelines limit the fair market value of equity securities to 80% of statutory surplus. The Corporation responded by selling approximately $200.0 million in equity securities, resulting in the recognition of $145.0 million in previously unrealized gains.
     The 1999 combined ratio increased by 5.6 points to 112.8%. Losses were negatively impacted by catastrophes with $52.2 million of catastrophe losses in 1999 versus $44.6 million in 1998 and $21.4 million in 1997. Underwriting expenses, as a percentage of net premiums written, increased by .8% in 1999, compared with an increase of 1.2% in 1998 and a decrease of .1% for 1997. General operating expenses, a component of underwriting expenses, have increased over the period of 1997 to 1999. The increase in operating expense for 1999 is primarily due to restructuring expenses amounting to approximately $20.0 million or 1.2 points. The increase for 1998 pertained to greater emphasis on advertising as a part of the Corporation's efforts to increase name recognition of its property and casualty operations.
     Statutory net premiums written increased $287.3 million in 1999 to $1.6 billion. $262.2 million of this increase reflects a full twelve months of results from the acquisition of Great American Insurance Companies ("GAI") Commercial Lines Division versus one month of activity in 1998. Net premiums written from the GAI acquisition amounted to $293.8 million in 1999 and $31.6 million in 1998. In addition, the Group's premium growth continued to be led by our key agents with a 3.6% increase in written premiums for the year. The Group has established a successful Key Producer Program for agencies who are willing to set and achieve goals in production, loss ratio and retention. Excluding the GAI Commercial Division acquisition, the largest increase in net premiums written occurred in the personal auto line of business with a $21.9 million increase and the largest increase in net premiums written by individual state came in Kentucky with a $13.5 million increase.
     New Jersey is our largest state with 15.8% of total net premiums written during 1999. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Group would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Group paid $3.4 million in 1999, $3.2 million in 1998 and $4.2 million in 1997. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.
     The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999 that mandates a 15% rate reduction for personal auto policies based on a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention provisions. All new and renewal policies written on or after March 22, 1999 reflect the 15% rate reduction. The anticipated impact on the Group is a tradeoff of lower premium rates on personal auto policies for presumably lower losses but the degree of offset, if any, is uncertain at present. For 1999, the Group had personal auto net premiums written in New Jersey of $124.4 million. The estimated reduction in net premiums written stemming from this reform bill for 1999 is approximately $11.3 million. The projected impact in 2000 is a further reduction of approximately $5.7 million.

ITEM 14.  CONTINUED


     The state of New Jersey has also begun to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is assigned premiums if it does not write the required amount on its own. During 1999, the Group wrote $5.7 million in UEZ premiums, with $6.7 million in additional assigned premiums. The 1999 loss ratio on UEZ premiums is 132.1% and the loss ratio on the assigned business is 142.9%.
     Net cash used for operations was $137.7 million, compared with cash produced of $24.6 million in 1998 and $26.4 million in 1997. The decrease in 1999 primarily resulted from lower operating income. Investing activities produced net cash of $108.1 million in 1999, compared with $93.5 million in 1998 and $164.0 million in 1997. Total cash used for financing activities was $125.5 million in 1999, compared with total cash produced of $66.9 million in 1998 and total cash used of $131.9 million in 1997. The decrease in 1999 primarily resulted from decreased borrowing from notes payable. Dividend payments were $56.0 million in 1999, compared with $57.9 million in 1998 and $57.5 million in 1997. Overall, total cash used in 1999 was $155.0 million, compared with cash generated of $184.9 million in 1998 and $58.4 million in 1997.
     In order to evaluate corporate performance, the Corporation calculates a five-year average return on equity. Net income and unrealized gains and losses on investments are included in the calculation to derive a total return. A five-year average is used to correspond to our planning horizon and emphasize consistent long-term returns, not intermediate fluctuations. Our five-year average return on equity was 12.0%, 14.3% and 15.5% for 1999, 1998 and 1997, respectively.
     As described in more detail in Note 14, the Group purchased substantially all of the Commercial Lines Division of Great American Insurance Companies ("GAI") on December 1, 1998. The acquisition has been treated as a purchase for accounting purposes. The revenue and profit reported include the results of the division from the December 1, 1998 acquisition date forward.
     The Group's strategy in purchasing substantially all of the Commercial Lines Division of GAI includes broadening its product mix and adding approximately 1,400 agents to the Group's existing agency plant. From a geographic point of view, the Group increased its presence in areas where it already does business and added a presence in the Northeast, a region in which the Group had hoped to expand. Finally, the Group anticipates that it will achieve financial benefits through cross-selling of products, economies of scale and reductions in expenses through improved processes.
     Property and casualty operating income was $14.8 million, $.24 per share, in 1999, compared with $74.9 million, $1.14 per share, in 1998 and $97.4 million, $1.42 per share in 1997. Catastrophe losses in 1999 totaled $52.2 million, compared with $44.6 million in 1998 and $21.4 million in 1997. There were 27 separate catastrophes in 1999, compared with 37 catastrophes in 1998 and 25 in 1997. Catastrophe losses added 3.4 points to the combined ratio in 1999, compared with 3.6 points in 1998 and 1.8 points in 1997. 1999 catastrophes included tornadoes in the greater Cincinnati and Oklahoma City areas as well as damages from Hurricane Floyd. 1998 catastrophes include wind and hail-related losses in Kentucky, Minnesota and Iowa.


HIGH/LOW MARKET PRICE PER SHARE
(IN DOLLARS)

                             High            Low
1999                     21 11/16        15 1/16
1998                      25 9/16        17 1/16
1997                       25 3/8        17 3/16
1996                       19 5/8        15 3/16
1995                       19 1/2         14 1/8
1994                       16 7/8         13 1/4
1993                     17 15/16         14 3/8
1992                       16 5/8         12 1/4
1991                      12 9/16             10
1990                     12 11/16        6 11/16


PRIVATE PASSENGER AUTO - AGENCY

     As one of the Group's top emphasis products, net premiums written from our personal auto segment increased for the fourth consecutive year. Net premiums written increased $11.5 million or 2.2% to $526.9

ITEM 14.  CONTINUED


million in 1999, compared with $515.4 million in 1998 and $464.7 million in 1997. Factors increasing 1999 premium include $7.2 million of acquired business in the state of Kentucky; $10.4 million increase in premiums written for Urban Enterprise Zones in New Jersey; $16.5 million resulting from converting from six- to twelve-month policies in New Jersey. These increases are offset by lower retention rates and a state-mandated premium rate rollback in New Jersey amounting to approximately $11.3 million.
     The combined ratio increased to 106.2% in 1999 from 103.4% in 1998 and 105.4% in 1997. In 1999, we experienced increased frequency of losses accompanied with nonrecurring expenses associated with the restructuring of the Group's personal lines business centers and claims branch offices.

PRIVATE PASSENGER AUTO - DIRECT

     The Group began direct marketing of personal auto coverage in January 1998. In 1998, premium was generated in three states. In 1999, premium was being generated in ten states. Net premiums written increased $10.4 million or 164.3% in 1999 to $16.8 million from $6.3 million in 1998. $3.2 million of 1999 new business premiums were generated from various internet partnerships.
     Combined ratios were 209.7% and 169.7% for 1999 and 1998, respectively. High ratios for a direct start-up business can be expected due to initial costs for equipment, advertising and other start-up expenditures. Additionally, the majority of premium written is from first year business. Based on industry averages, loss ratios on first year business run approximately 25.0 to 30.0 points higher than seasoned business.

COMMERCIAL MULTI PERIL, FIRE
& INLAND MARINE (CMP)

     Net premiums written from our CMP segment have increased for four consecutive years. Net premiums written increased $79.4 million or 35.2% to $305.2 million in 1999, compared to $225.7 million in 1998 and $206.1 million in 1997. Acquired business from GAI contributed $80.3 million to the 1999 increase. The increase in 1998 is largely attributable to production from our key agents, which increased approximately $7.3 million from 1997.
     Intense competition among property-liability insurers is fueling a sustained period of inadequate pricing levels in the commercial segment. Consequently, rates have remained flat while the combined ratio increased in 1999 to 126.0% from 113.5% in 1998 and 107.7% in 1997. For 1999, nonrecurring restructuring expenses accompanied with increased severity of losses adversely impacted the combined ratio. Catastrophe losses added 7.8 points in 1999, 4.9 points in 1998 and 2.5 points in 1997.

GENERAL LIABILITY

     Net premiums written increased $6.1 million or 7.9% in 1999 to $82.5 million, compared with $76.4 million in 1998 and $78.7 million in 1997. The 1999 increase was generated from the GAI acquisition adding $4.5 million or 5.9%
     The combined ratio increased 1.6 points in 1999 to 115.6%, compared with 114.0% in 1998 and 113.0% in 1997. This line continues to be subject to inadequate pricing arising from intense competition. While profitable premium growth remains very difficult to achieve, the Group is focusing efforts on underwriting integrity.

UMBRELLA

     Net premiums written increased $49.7 million or 265.4% in 1999 to $68.4 million, compared with $18.7 million in 1998 and $18.0 million in 1997. The 1999 increase was primarily generated from the GAI acquisition adding $48.7 million. With the GAI acquisition, this segment now includes excess coverages which are new to the Group. Additionally, the Group has increased its limits, broadened classes it will write and improved coverage forms. These enhancements offer promising revenue opportunities.
     The 1999 combined ratio was 47.3%, compared with 48.8% in 1998 and 58.4% in 1997. As a result of the Group's very good experience, this segment is one of the Group's top emphasis products.

ITEM 14.  CONTINUED


COMMERCIAL AUTO

     Net premiums written increased $36.4 million or 26.2% in 1999 to $175.5 million, compared with $139.1 million in 1998 and $140.3 million in 1997. The 1999 increase was largely generated from the GAI acquisition adding $35.5 million or 25.5%. Excluding the acquisition, premiums were flat which is indicative of an exceptionally competitive market combined with selective underwriting.
     The 1999 combined ratio increased to 117.1%, compared with 105.4% in 1998 and 112.9% in 1997. 1999 was hindered by increased severity and large losses combined with higher overhead expenses associated with nonrecurring restructuring costs.

WORKERS' COMPENSATION

     Net premiums written increased $91.5 million or 91.4% in 1999 to $191.7 million, compared with $100.2 million in 1998 and $97.2 million in 1997. The GAI acquisition contributed an additional $95.6 million or a 95.4% increase from 1998. Excluding the acquisition, net premiums written decreased $4.1 million or 4.7% in 1999 and decreased $9.7 million or 10.0% in 1998. These decreases are indicative of extremely competitive market conditions combined with increased emphasis on underwriting integrity.
     The combined ratio increased 7.9 points in 1999 to 117.5%, compared with 109.6% in 1998 and 93.0% in 1997. Fierce competition has resulted in flat rates while inflation, especially for medical costs, are driving losses upward. During 1999, the Group initiated various cost containment measures which are intended to mitigate this trend. For 1999, an increase in large losses as well as nonrecurring restructuring expenses hindered the combined ratio.

HOMEOWNERS

     During 1999, the Group placed great emphasis on a homeowners Insurance-To-Value program. The program addresses underinsured homeowner properties and emphasizes adequate replacement cost values. Upon renewal, homeowners accounts are subject to a replacement cost valuation and appropriate premium increases are implemented. Also in 1999, homeowners products were offered as ancillary to our personal auto products. The Insurance-To-Value initiative and selective underwriting have resulted in a $1.2 million or .7% increase in 1999 net premiums written to $181.9 million in 1999, compared with $180.7 million in 1998 and $168.2 million in 1997.
     The combined ratio increased to 124.1% from 118.4% in 1998 and 111.2% in 1997. Combined ratios are heavily impacted by catastrophe losses which added
12.6 points in 1999, 15.2 points in 1998 and 8.1 points in 1997.

FIDELITY & SURETY

     Net premiums written increased $1.1 million or 2.9% in 1999 to $38.1 million, compared with $37.0 million in 1998 and $34.4 million in 1997. Increases for the second consecutive year are primarily driven by commercial surety products and are fueled by a strong economy.
     The combined ratio decreased to 77.0% in 1999 from 81.4% in 1998 and 76.5% in 1997. The Group's combined ratio remains below the historical industry average of 86.2%.

STATUTORY SURPLUS

     Statutory surplus, a traditional insurance industry measure of strength and underwriting capacity, was $899.8 million at December 31, 1999, compared with $1,027.1 million at December 31, 1998 and $1,109.5 million at December 31, 1997. The decrease in 1999 resulted from dividends, poor underwriting results and taxes on realized gains. The decrease in 1998 was due to the statutory treatment of agent relationships. The increase in 1997 was due primarily to unrealized gains in our investment portfolio and net income less dividends paid.
     The ratio of premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. Currently, the Group's ratio is 1.8 to 1. Ratios below 3 to 1 generally indicate additional capacity and financial strength.
     The National Association of Insurance Commissioners has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formulas are

ITEM 14.  CONTINUED


intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. Under the current formulas, all insurance companies in the Group comfortably exceed the necessary capital.


NET PREMIUM WRITTEN
DISTRIBUTION BY TOP STATES

                       1999       1998      1997
------------------------------------------------
New Jersey            15.8%      16.6%     17.9%
Ohio                   9.6%      11.3%     10.7%
Kentucky               8.7%       9.1%      8.2%
Pennsylvania           6.2%       7.4%      8.3%
Illinois               5.1%       6.0%      5.2%
------------------------------------------------

     Premium distributions by state have shifted due to a full year of results from the GAI acquisition in 1999 versus one month in 1998. When excluding GAI, for comparison purposes, 1999 premiums increased $13.6 million in Kentucky, $9.2 million in New Jersey and $1.9 million in Ohio. Premiums decreased $9.5 million in Pennsylvania and $1.8 million in Illinois. Increased premiums in Kentucky result from a personal lines acquisition adding $9.3 million. The increase in New Jersey results from increased premiums written in Urban Enterprise Zones and converting from six- to twelve-month policies. These increases are offset by a state-mandated 15% rate rollback. The increase in Ohio is spread among homeowners, private and commercial auto and CMP. The decrease in Pennsylvania is driven by competitive pricing conditions in all lines.


COMBINED RATIOS
                                          1999         1998         1997         1996        1995
=====================================================================================================
Private Passenger Auto - Agency             106.2%       103.4%       105.4%      110.0%      100.3%
Private Passenger Auto  - Direct            209.7%       169.7%          N/A        N/A%         N/A
Commercial Multiple Peril, Fire
   and Inland Marine                        126.0%       113.5%       107.7%      115.0%      105.7%
General Liability                           115.6%       114.0%       113.0%       89.1%      105.3%
Umbrella                                     47.3%        48.8%        58.4%       35.9%       44.3%
Commercial Auto                             117.5%       109.6%        93.0%       94.3%       93.7%
Workers' Compensation                       117.1%       105.4%       112.9%      105.3%      115.3%
Homeowners                                  124.1%       118.4%       111.2%      135.9%      113.7%
Fidelity and Surety                          77.0%        81.4%        76.5%       73.4%       84.5%
-----------------------------------------------------------------------------------------------------
               Total                        112.8%       107.2%       105.3%      109.5%      104.0%
=====================================================================================================


RESTRUCTURING

     In December 1998, the Group initiated a restructuring and reorganization plan. Under the plan, the Group consolidated many of its branch locations for underwriting and claims throughout 1999. Personal lines business centers were reduced from five to three locations. Commercial underwriting branches were reduced from 17 to eight locations and claims branches were reduced from 38 to six locations. Workforce reductions have amounted to approximately 240 positions since the initial combination of personnel from the GAI acquisition. The plan is expected to generate approximately $14.0 million in annualized pre-tax savings upon full implementation.



     Restructuring charges recorded in 1998 were comprised of expenses associated with abandoned lease space totaling $10.0 million or $.15 per share before-tax and $6.5 million or $.10 per share after-tax. During 1999, the Group released $2.9 million of the liability due to payments under leases and $2.4 million for changes in assumptions used to establish the initial reserve.

DISCONTINUED OPERATIONS

     During 1995, the Corporation's life operations were discontinued. In order to exit the life operations, The Ohio Casualty Insurance Company (the Company) executed an agreement in 1995 to reinsure the existing blocks of

ITEM 14.  CONTINUED



business through a 100% coinsurance arrangement.
     Since The Ohio Life Insurance Company was contractually replaced as the primary insurer, the Corporation recognized unamortized ceding commission of $1.1 million before tax in 1999, $1.1 million in 1998 and $10.7 million in 1997.
     On December 31, 1999, the Company sold 100% of The Ohio Life Insurance Company stock, thereby transferring all remaining assets and liabilities to the Buyer. The after-tax gain on this sale totaled $6.2 million, or $.11 per share.
     Net income from discontinued operations amounted to $4.3 million or $.07 per share in 1999, compared with $1.9 million or $.03 per share in 1998 and $8.7 million or $.13 per share in 1997.

REINSURANCE

     In order to preserve capital and protect shareholder value, the Group purchases reinsurance against large or catastrophic losses.
     The Property Per Risk treaty covers the Group in the event that an insured sustains a property loss in excess of $1.0 million in a single insured event. Property reinsurance covers $29.0 million in excess of the retention. The Casualty Per Occurrence treaty covers the Group in the event an insured sustains a liability loss in excess of $1.0 million in a single insured event. Workers' compensation, umbrella and other casualty reinsurance covers $100.0 million, $50.0 million and $24.0 million, respectively, in excess of the retention.
     The catastrophe reinsurance treaty protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This treaty provides $150.0 million of coverage in excess of the Group's $25.0 million retention. In 1999, a portion of the catastrophe program was again renewed with a multi-year placement. The multi-year placements maintain rates, continuity and each reinsurer's overall share of the program. Over the last 20 years, there were two events that triggered coverage under our catastrophe reinsurance treaty. Losses and loss adjustment expenses from the Oakland Fires in 1991 and Hurricane Andrew in 1992 totaled $35.6 million and $29.8 million, respectively. Both of these losses exceeded our prior retention amount of $13.0 million. The Group recovered $33.9 million from reinsurers as a result of these events. Our reinsurance limits are designed to cover exposure to a catastrophic event expected to occur once every 300 years.
     The Aggregate Excess of Loss treaty covers the Group in the event that aggregate losses and allocated loss adjustment expenses exceed a 64% gross loss ratio subject to a $100 million aggregate limit.
     The Group also carries various treaties covering specialty lines of business brought about from the GAI transaction as well as facultative reinsurance contracts protecting certain individual risks.
     Reinsurance contracts do not relieve the Group of its obligation to policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. Since the Group's reinsurance protection is an important component in our financial plan, we closely monitor the financial health and claims settlement performance of each of our reinsurers. Annually, financial statements are reviewed and various ratios calculated to identify reinsurers who have ceased to meet our standards of financial strength. If any reinsurers fail these tests, they are removed from the program at renewal. Currently, all of our domestic reinsurers have an A.M. Best rating of "A-" or better and the financial condition of all of our international reinsurers meet the Group's pre-established standards. Additionally, the Group utilizes a large base of reinsurers to mitigate its concentration risk. In 1999, 1998 and 1997 no reinsurer accounted for more than 10% of total ceded premiums. As a result of the Group's controls over reinsurance, uncollectible amounts have not been significant.

CATASTROPHE LOSSES
(IN MILLIONS)

1999                    $52
1998                    $45
1997                    $21
1996                    $62
1995                    $27

ITEM 14.  CONTINUED


LOSS AND LOSS ADJUSTMENT EXPENSES

     The Group's largest liabilities are the reserves for losses and loss adjustment expenses. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. These reserves amounted to $1.9 billion at December 31, 1999, $2.0 billion at December 31, 1998 and $1.5 billion at December 31, 1997.
     In recent years, environmental liability claims have expanded greatly in the insurance industry. Fortunately, the Group has a substantially different mix of business than the industry. We have historically written small commercial accounts, and have not attracted significant manufacturing liability coverage. As a result, our environmental liability claims are substantially below the industry average. Our liability business reflected our current mix of approximately 66% contractors, 16% building/premises, 12% mercantile and only 6% manufacturers. Within the manufacturing category, we have concentrated on the light manufacturers, which further limits our exposure to environmental claims.
     Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 1999, 1998 and 1997, respectively, those reserves were $41.1 million, $41.9 million and $40.1 million. Asbestos reserves were $9.6 million, $10.3 million and $7.0 million and environmental reserves were $31.5 million, $31.5 million and $33.2 million for those respective years. These loss estimates are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is some uncertainty as to the ultimate liability. The Group changed its pollution exclusion policy language between 1985 and 1987 to effectively eliminate these coverages.

CALIFORNIA WITHDRAWAL

     Due to a lack of profitability and a difficult regulatory environment, in 1992 the Group stopped writing business in California and in 1995 a withdrawal plan was approved by the California Department of Insurance.
     Under the terms of the plan, The Ohio Casualty Insurance Company, Ohio Security Insurance Company and West American Insurance Company withdrew from California, leaving American Fire and Casualty Company licensed to wind down the affairs of the Group.
     Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest.
     In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. Thus far the Commissioner has not made a ruling. The asserted rollbacks to date have ranged from $24.4 million to $61.1 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Group would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Group's Constitutional argument that this rollback is confiscatory. The Group does not believe it is possible to pinpoint a specific rollback that may be required that is the most probable. The Group has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $50.5 million at December 31, 1999.
     To date, the Group has paid $5.1 million in legal costs related to the withdrawal, Proposition 103 and Fair Plan assessments.

ITEM 14.  CONTINUED


INVESTMENTS

     Consolidated pre-tax investment income from continuing operations increased 9.0% to $184.3 million in 1999, compared with $169.0 million in 1998 and $177.7 million in 1997. After-tax investment income totaled $138.0 million in 1999, compared with $125.8 million in 1998 and $133.6 million in 1997. Pre-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax-free investment income.
     Cash flow from investment income has been impacted by our continued share repurchase program. During 1999, the Corporation purchased 2,478,000 shares of its common stock at a cost of $46.1 million, compared with 4,725,800 shares for $100.0 million in 1998 and 3,089,376 shares for $64.9 million in 1997. The Corporation is currently authorized to repurchase 1.6 million additional shares of its common stock to be held as treasury shares for stock options or other general corporate purposes. Since the beginning of 1987, we have repurchased
31.7 million shares at an average cost of $14.10 per share. In the future, we intend to continue repurchasing shares when doing so makes economic sense for the Corporation and its shareholders.
     At year end 1999, consolidated investments had a carrying value of $3.2 billion. The excess of market value over cost was $505.4 million, compared with $787.9 million at year-end 1998 and $697.6 million at year-end 1997. As mentioned in the Results of Operations section, the decrease in unrealized gains in 1999 was largely attributable to the Group's strategic reallocation of its investment portfolio. This resulted in $145.0 million of unrealized gains to be recognized. The after-tax proceeds have been invested in fixed income instruments which we anticipate will increase investment income in the future. The portfolio reallocation also impacted after-tax realized investment gains from continuing operations which amounted to $104.5 million in 1999, compared with $9.4 million in 1998 and $33.0 million in 1997.
     Tax exempt bonds decreased to 19.4% of the fixed income portfolio at year-end 1999 versus 34.8% and 39.4% for December 31, 1998 and 1997, respectively. The Corporation's financial position during the year did not require a large tax-exempt portfolio.
     As of December 31, 1999, the Corporation maintained $784.3 million in mortgage-backed securities, compared with $375.4 million and $347.1 million at December 31, 1998 and 1997, respectively. The 1999 increase is attributable to a redistribution of investments previously in tax exempt bonds and the strategic reallocation discussed above. The majority of mortgage-backed security holdings are less volatile planned amortization class, sequential structures and agency pass-through securities. Of this portfolio, $19.3 million, $9.6 million and $5.8 million were invested in more volatile bond classes (e.g. interest-only, super-floaters, inverses) in 1999, 1998 and 1997, respectively.
     The Group's fixed income strategy has been to maintain a portfolio with a laddered maturity structure and an intermediate duration. We believe that our portfolio composition and duration continue to be appropriate for our insurance business. Further, we do not try to time the financial markets. Instead, we believe it's prudent to remain fully invested at all times, subject only to our liquidity needs. Equity investments have decreased as a percentage of our consolidated portfolio from 27.3% in 1997 to 22.0% at year-end 1999. This decrease is again attributable to the strategic reallocation of the Group's investment portfolio mentioned earlier.
     The Corporation continues to have no exposure to futures, forwards, caps, floors, or similar derivative instruments as defined by Statement of Financial Accounting Standards No. 119. However, as noted in footnote number 17, the Corporation has an interest rate swap with Chase Manhattan Bank covering a portion of the outstanding balance of our line of credit. At year-end 1999, the amount covered by the swap was $10.0 million. This swap is not classified as an investment but rather as a hedge against a portion of the variable rate loan. Due to market conditions, the swap was eliminated in early 2000.

MARKET RISK DISCLOSURES FOR
FINANCIAL INSTRUMENTS

     Market risk is the risk of loss resulting from adverse changes in interest rates and market prices. In addition to market risk, the Corporation is exposed to other risks, including the credit risk related to its financial instruments

ITEM 14.  CONTINUED


and the underlying insurance risk relating to the Group's core business. The sensitivity analysis below summarizes only the exposure to market risk.
     The Corporation's investments are held for purposes other than trading with an objective of earning relative competitive returns by investing in a diverse portfolio of high-quality, liquid securities. As a result, the Corporation minimizes its credit risk.
     Interest Rate Risk - The Corporation has exposure to losses resulting from interest rate risk arising from potential volatility in interest rates. The Corporation attempts to mitigate its exposure to interest rate risk through active portfolio management including periodic reviews of our asset and liability positions. Estimates of cash flows, as well as the impact of interest rate fluctuations relating to the Corporation's investment portfolio and revolving line of credit are modeled and reviewed quarterly.
     Equity Price Risk - The Corporation's portfolio of marketable equity securities has exposure to losses resulting from equity price risk arising from potential volatility in equity market values. The Corporation attempts to mitigate its exposure to equity price risk by maintaining a portfolio of investments which are diversified across industries, and concentrations in any one company or industry are limited by parameters established by senior management. Market risk is actively managed by analysis of various portfolio characteristics on a routine basis.
     The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 1999 and 1998, respectively. The changes in market rates selected reflect the Corporation's view of changes which are reasonably possible over a one-year period. These rates should not be considered a prediction by the Corporation of future events. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Corporation's income, cash flow and shareholders' equity. In addition, the analysis does not take into account any actions the Corporation may take to reduce its exposure in response to market fluctuations.


                         Estimated    Adjusted Market
                                          Value
December 31, 1999       Fair Value  as indicated above
-------------------------------------------------------
Interest Rate Risk:
    Fixed maturities     $2,377          $2,272
    Short-term
       investments          104             104
Equity Price Risk:
    Equity securities       698             628
-------------------------------------------------------
            Totals       $3,179          $3,004
=======================================================

                         Estimated    Adjusted Market
                                          Value
December 31, 1998       Fair Value  as indicated above
-------------------------------------------------------
Interest Rate Risk:
    Fixed maturities     $2,416          $2,312
    Short-term
       investments          263             263
Equity Price Risk:
    Equity securities       925             832
-------------------------------------------------------
           Totals        $3,604          $3,407
=======================================================

     In addition to the above scheduled investments, the Corporation has a revolving line of credit. An increase in interest rates of one hundred basis points would result in additional annual interest expense of $2.3 million.
     Certain assumptions are inherent in the above analysis. The Corporation assumes an instantaneous shift in interest rates and equity prices at December 31, 1999 and 1998 and that the composition of its investment portfolio remains relatively constant. Also, the Corporation assumes a change in interest rates is reflected uniformly across all financial instruments even though interest rates on certain types of instruments may fluctuate or lag behind other instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.

YEAR 2000

     The Corporation successfully moved into the Year 2000 without impact or interruption to the business as a result of Year 2000 computer problems. Though no Year 2000 problems have occurred or are anticipated, the Corporation continues to monitor the situation.
     In 1999, the Corporation concluded its phased approach to convert its computer systems to be Year 2000 compliant. The four phases included in this approach were: awareness, planning, execution/ testing, and compliance. All phases were completed on schedule; however, we continued testing throughout 1999 to ensure utmost preparedness.

ITEM 14.  CONTINUED


     The Corporation began the awareness phase early in the 1990s, recognizing that its systems and applications would need significant changes. From that time forward all system development and major enhancements to existing systems took Year 2000 processing requirements into consideration. This approach resulted in some of our systems being converted and compliant long before there was any business requirement or exposure to processing problems.
     During 1995, the Information Systems Department began the planning phase. At that time, Year 2000 compliance became a priority project with Project Managers assigned specifically for converting our systems to be compliant. A comprehensive inventory of our systems was completed, identifying the critical date that each system must be compliant and an action plan was put together to ensure that the conversion was completed on time.
     As a result of the planning phase, dedicated staff and resources were assigned to work on the Year 2000 project. This began our execution/testing phase of the project which included addressing the remediation of Year 2000 problems identified in the planning phase and logical partition (LPAR) compliance testing. LPAR compliance testing requires an isolated partition within the computer that runs independently. Essentially it can be considered an entirely separate computer. In this environment, data was migrated forward and tested as the internal date in the computer was changed to critical dates in 1999 and 2000. This provided an excellent environment to test applications, system software and hardware. This involved individual and integrated compliance testing. The first step verified that the systems are compliant when they run independently. The second step verified compliance when they are integrated with all other systems with which they interface. Testing was performed throughout 1998 and 1999, focusing initially on systems critical to the daily business operation and followed by all others. The Corporation has six major system areas: commercial lines, claims, auto, personal property, management/financial reporting and human resources. All of these areas completed LPAR compliance testing.
     Following the completion of LPAR compliance testing, all systems underwent integrated testing of the production environment. This integrated testing, as was called for in our contingency plans, was repeated in the third and fourth quarters of 1999.
     As a result of the Corporation's efforts early in the 1990s to begin making changes to systems and existing hardware and software, the Corporation did not have to make an expensive effort to identify and remedy its Year 2000 issues and does not anticipate that it will be required to make further substantial expenditures to address any Year 2000 issues. As of December 31, 1999, the total amount spent for I/S related costs on the Year 2000 project is $2.8 million. These amounts do not include any costs associated with efforts made to contact third parties or related to contingency planning.
     During 1997, the Corporation began the compliance phase. The Year 2000 team identified all significant vendors, suppliers and agents of the Corporation and completed the initial contact to obtain written statements of their readiness and commitment to a date for their Year 2000 compliance. The Corporation monitored the Year 2000 status of these entities and developed contingency plans to reduce the possible disruption in business operations that may have resulted from the failure of third parties with which the Corporation has business relationships to address their Year 2000 issues. Should a third-party with whom the Corporation transacts business have had a system failure due to not being Year 2000 compliant, the Corporation believes this could have resulted in a delay in processing or reporting transactions of the Corporation, or a potential disruption in service to its customers, notwithstanding the Corporation's contingency plans to respond to these potential system failures by such third parties.
     The Corporation assessed the status of Year 2000 readiness of the business and assets that it acquired in the acquisition of substantially all the Commercial Lines Division of Great American Insurance Companies ("GAI") on December 1, 1998. For a period of at least 24 months from the date of the acquisition, GAI is providing computer processing and communication services to the Group in connection with the acquired business pursuant to an Information Systems Agreement. Thus, the Corporation was dependent on GAI to address and remediate Year 2000 issues with respect to the information technology systems utilized for the business being acquired by the Group. The failure of GAI to have satisfactorily corrected a material Year

ITEM 14.  CONTINUED


2000 problem in the computer processing systems being used to provide services to the Group in connection with the acquired business could have resulted in a material adverse effect on the ability of the Group to integrate the acquired business and to operate it on a profitable basis.
     The failure to correct a material Year 2000 problem could have resulted in an interruption in, or a failure of, the normal business operations of the Corporation including the disruption or delay in premium or claim processing and the disruption in service to its customers. Also the inability to be Year 2000 compliant of significant third-party providers of the Corporation could have resulted in an interruption in the normal business operations. Due to the general uncertainty inherent in the Year 2000 problem, such failures could have materially and adversely affected the Corporation's financial position, results of operations or liquidity.
     The Year 2000 issue is also a concern from an underwriting standpoint regarding the extent of liability for coverage under various general liability, property and directors and officers liability products and policies. The Group took various steps to manage this concern including providing educational information on Year 2000 to agents; adding clarification and exclusionary language to certain policies; and by evaluating underwriting practices. The Group believes that no coverage exists; however, minimal coverage may be interpreted to exist under some current liability and product policies. The Group has historically avoided manufacturing risks which produce computer or computer-dependent products.
     The Insurance Services Office (ISO) developed policy language that clarifies that there is no coverage for certain Year 2000 occurrences. The liability exclusion has been accepted in over 40 states and a companion filing for property has been accepted in at least 20 states at this time. Several states have not adopted or approved the property exclusion form citing specifically that there is no coverage under the current property contracts and therefore, there is no reason to accept a clarifying endorsement. The Group addressed the Year 2000 issue by attaching the ISO exclusionary language, where approved by regulators, to general liability policies with a rating classification the Group believes could potentially have had Year 2000 losses. The ISO exclusionary language endorsement is included on all property policies where approved by regulators. These actions minimized the Group's potential exposure to Year 2000 underwriting losses.
     Directors and officers could be held liable if a company in their control fails to take necessary actions to address any Year 2000 problems and that failure results in a material financial loss to their company. The Group has written directors' and officers' (D&O) liability policies since 1995, with approximately $.6 million in premiums written in 1999. The Group managed its D&O Year 2000 exposure through underwriting guidelines which address Year 2000 issues in the application process.
     The Corporation had an effective program in place to resolve Year 2000 issues in a timely manner and has contingency plans to continue operations should an unforeseen situation arise. However, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be scenarios in which the Corporation could experience interruptions in normal business operations. These scenarios include: disruption or delay in premium and claim processing; disruption in service to customers; litigation for Year 2000-related claims and adverse affects on the Group's ability to integrate the acquired business from GAI. The amount of potential liability and lost revenue cannot be reasonably estimated.

NEW ACCOUNTING STANDARDS

     See discussion of new accounting standards in Note 21.

FORWARD-LOOKING STATEMENTS

     The Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this report that are not historical information, are forward- looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and uncertainties

ITEM 14.  CONTINUED


that may affect operations, performance, development and results of the Corporation's business and the results of the acquisition described herein, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability of pricing reinsurance; litigation and administrative proceedings; Year 2000 issues, including the Corporation's ability to successfully identify and remediate Year 2000 system issues with its own IT and non-IT assets, the ability of third parties with which the Corporation has business relationships to address and resolve their Year 2000 issues and the ability of the Corporation to identify these third party issues; Year 2000 issues relating to the commercial lines business acquired from GAI and the ability of the Corporation to implement appropriate contingency plans to address Year 2000 problems which are not successfully remediated; ability of the Group to integrate the acquired business and to retain the acquired insurance business; and general economic and market conditions.

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

DECEMBER 31 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1999            1998            1997
===========================================================================================================================
ASSETS
Investments:
    Fixed maturities:
      Available-for-sale, at fair value                                        $ 2,376,973     $ 2,415,904     $ 2,226,030
            (Cost:  $2,408,201; $2,307,734; $2,112,291)
    Equity securities, at fair value                                               698,129         924,906         859,475
            (Cost:  $161,498; $245,129; $275,637)
    Short-term investments, at fair value                                          104,398         262,863          65,849
            (Cost:  $104,446; $262,939; $65,849)
---------------------------------------------------------------------------------------------------------------------------
    Total investments                                                            3,179,500       3,603,673       3,151,354
Cash                                                                                45,559          42,139          54,206
Premiums and other receivables, net of allowance for bad
    debts of $9,338, $8,739 and $4,200, respectively                               366,202         301,943         193,615
Deferred policy acquisition costs                                                  177,745         176,606         126,063
Property and equipment, net of accumulated depreciation of
    $113,541, $97,991 and $87,232, respectively                                     94,670          80,065          50,699
Reinsurance recoverable                                                            139,021         154,123         108,962
Agent relationships, net of accumulated amortization of
    $13,298, $1,031 and $0, respectively                                           293,565         308,206               0
Other assets                                                                       180,182         135,509          93,883
---------------------------------------------------------------------------------------------------------------------------
    Total assets                                                               $ 4,476,444     $ 4,802,264     $ 3,778,782
===========================================================================================================================

LIABILITIES
Insurance reserves:
    Unearned premiums                                                            $ 725,399       $ 668,550       $ 495,076
    Losses                                                                       1,544,967       1,580,599       1,176,614
    Loss adjustment expenses                                                       363,488         376,340         307,193
    Future policy benefits                                                               0          25,518          34,148
Notes payable                                                                      241,446         265,000          40,000
California Proposition 103 reserve                                                  50,486          48,043          66,908
Deferred income taxes                                                               62,843         140,730          95,389
Other liabilities                                                                  336,828         376,503         248,625
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities (See Notes 1 and 8)                                        3,325,457       3,481,283       2,463,953
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, $.0625 par value                                                       5,901           5,901           5,901
    Authorized:  150,000 shares
    Issued shares:  94,418*
Additional paid-in capital                                                           4,286           4,135           3,872
Common stock purchase warrants                                                      21,138          21,138               0
Accumulated other comprehensive income:
   Unrealized gain on investments, net of applicable
     income taxes                                                                  329,354         511,816         454,241
Retained earnings                                                                1,243,463       1,185,349       1,158,308
Treasury stock, at cost
    (Shares:  34,335; 31,070; 26,364) *                                           (453,155)       (407,358)       (307,493)
---------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   1,150,987       1,320,981       1,314,829
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                 $ 4,476,444     $ 4,802,264     $ 3,778,782
===========================================================================================================================

*Adjusted for 2 for 1 stock split effective July 22, 1999 (See Note 23) See notes to consolidated financial statements

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

YEAR ENDED DECEMBER 31 (IN THOUSANDS, EXCEPT PER SHARE DATA)                       1999            1998            1997

========================================================================================================================
Premiums and finance charges earned                                         $ 1,554,966     $ 1,268,824     $ 1,208,974
Investment income less expenses                                                 184,287         169,024         177,700
Investment gains realized, net                                                  160,827          14,411          50,749
------------------------------------------------------------------------------------------------------------------------

        Total revenues                                                        1,900,080       1,452,259       1,437,423

Losses and benefits for policyholders                                         1,008,668         805,020         751,207
Loss adjustment expenses                                                        166,986         115,253         113,435
General operating expenses                                                      173,212         120,304         103,299
Amortization of agent relationships                                              12,267           1,031               0
Amortization of deferred policy acquisition costs                               401,993         316,516         303,494
Restructuring charge                                                             (2,378)         10,000               0
California Proposition 103 reserve, including interest                            2,443         (18,865)         (7,469)
------------------------------------------------------------------------------------------------------------------------

        Total expenses                                                        1,763,191       1,349,259       1,263,966
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
    before income taxes                                                         136,889         103,000         173,457
Income taxes:
   Current                                                                       11,067           6,258          44,263
   Deferred                                                                      19,886          13,731          (1,198)
------------------------------------------------------------------------------------------------------------------------

        Total income taxes                                                       30,953          19,989          43,065
------------------------------------------------------------------------------------------------------------------------

Income before discontinued operations                                           105,936          83,011         130,392
Income from discontinued operations, net of taxes of
  $78, $1,028 and $4,661, respectively (See Note 20)                              4,270           1,916           8,655
Gain on sale of discontinued operations, net of taxes of
  $235, $0 and $0 (See Note 20)                                                   6,190               0               0
Cumulative effect of accounting change, net of taxes                             (2,255)              0               0
------------------------------------------------------------------------------------------------------------------------

        Net income                                                            $ 114,141        $ 84,927       $ 139,047
========================================================================================================================

Other comprehensive income, net of taxes:
   Net change in unrealized gains (losses), net of
   income tax expense of $(98,249), $31,002 and
   $65,882, respectively                                                       (182,462)         57,575         122,199
------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss) (See Note 12)                                     $ (68,321)      $ 142,502       $ 261,246
========================================================================================================================

Average shares outstanding - basic*                                              61,126          65,808          68,456

Average shares outstanding - diluted*                                            61,139          65,870          68,514
========================================================================================================================

Earnings per share (basic and diluted):*
Income from continuing operations, per share                                     $ 1.73          $ 1.26          $ 1.90
Income from discontinued operations, per share                                     0.07            0.03            0.13
Gain on sale of discontinued operations, per share                                 0.11            0.00            0.00
Effect of change in accounting principle (net of taxes)                           (0.04)           0.00            0.00
------------------------------------------------------------------------------------------------------------------------
Net income, per share                                                            $ 1.87          $ 1.29          $ 2.03
========================================================================================================================
*Adjusted for 2 for 1 stock split effective July 22, 1999 (See Note 23)

ITEM 14. CONTINUED


OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY

                                                         COMMON      ACCUMULATED
                                           ADDITIONAL    STOCK           OTHER                                            TOTAL
(in thousands, except per         COMMON     PAID-IN    PURCHASE      COMPREHENSIVE      RETAINED      TREASURY       SHAREHOLDERS'
 share data)                      STOCK      CAPITAL    WARRANTS         INCOME          EARNINGS       STOCK            EQUITY
====================================================================================================================================
Balance,
January 1, 1997                    $ 5,901     $ 3,552         $ 0        $ 332,042      $ 1,076,545    $ (242,940)      $1,175,100

Unrealized gain                                                             188,081                                         188,081
Deferred income tax on
      net unrealized gain                                                   (65,882)                                        (65,882)
Net issuance of treasury
      stock under stock option
      plan  (50 shares)*                           320                                           172           305              797
Repurchase of treasury
      stock  (3,089 shares)*                                                                               (64,858)         (64,858)
Net income                                                                                   139,047                        139,047
Cash dividends paid
      ($.84 per share)*                                                                      (57,456)                       (57,456)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997                  $ 5,901     $ 3,872         $ 0        $ 454,241      $ 1,158,308    $ (307,493)      $1,314,829

Unrealized gain                                                              88,577                                          88,577
Deferred income tax on
      net unrealized gain                                                   (31,002)                                        (31,002)
Net issuance of treasury
      stock under stock option
      plan  (20 shares)*                           263                                                         126              389
Repurchase of treasury
      stock  (4,726  shares)*                                                                              (99,991)         (99,991)
Issuance of warrants                                        21,138                                                           21,138
Net income                                                                                    84,927                         84,927
Cash dividends paid
      ($.88  per share)*                                                                     (57,886)                       (57,886)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1998                  $ 5,901     $ 4,135    $ 21,138        $ 511,816      $ 1,185,349    $ (407,358)      $1,320,981

Unrealized gain                                                            (280,711)                                       (280,711)
Deferred income tax on
      net unrealized gain                                                    98,249                                          98,249
Net issuance of treasury
      stock under stock option
      plan (24 shares)                             151                                                         290              441
Repurchase of treasury
      stock  (2,478  shares)                                                                               (46,087)         (46,087)
Net income                                                                                   114,141                        114,141
Cash dividends paid
      ($.92  per share)                                                                      (56,027)                       (56,027)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1999                  $ 5,901     $ 4,286    $ 21,138        $ 329,354      $ 1,243,463    $ (453,155)      $1,150,987
====================================================================================================================================

*Adjusted for 2 for 1 stock split effective July 22, 1999 (See Note 23) See notes to consolidated financial statements

ITEM 14. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
YEAR ENDED DECEMBER 31 (IN THOUSANDS)                                                 1999            1998           1997
==========================================================================================================================
CASH FLOWS FROM:
OPERATIONS
         Net income                                                              $ 114,141        $ 84,927      $ 139,047
         Adjustments to reconcile net income to
             cash from operations:
                Changes in:
                    Insurance reserves                                             (17,153)         (8,051)      (315,255)
                    Income taxes                                                    (5,510)           (978)        10,691
                    Premiums and other receivables                                 (64,259)          9,983         (6,939)
                    Deferred policy acquisition costs                               (1,139)        (13,171)        (9,379)
                    Reinsurance recoverable                                         15,101         (45,161)       253,720
                    Other assets                                                   (16,930)        (39,156)       (22,339)
                    Other liabilities                                              (38,806)         52,440         20,677
                    California Proposition 103 reserves                              2,443         (18,865)        (7,469)
                Amortization of agent relationships                                 12,267           1,031              0
                Depreciation and amortization                                       28,769          15,902         16,035
                Investment gains                                                  (162,698)        (14,339)       (52,382)
                Gain on sale of discontinued
                    operations (See Note 20)                                        (6,190)              0              0
                Cumulative effect of an accounting change                            2,255               0              0
--------------------------------------------------------------------------------------------------------------------------

     Net cash generated (used) from operating activities                          (137,709)         24,562         26,407
--------------------------------------------------------------------------------------------------------------------------

INVESTING
     Purchase of securities:
         Fixed income securities - available-for-sale                           (1,572,645)       (467,295)      (351,393)
         Equity securities                                                         (26,696)        (32,502)       (66,433)
     Proceeds from sales:
         Fixed income securities - available-for-sale                            1,287,982         425,355        342,193
         Equity securities                                                         302,355          51,217        144,688
     Proceeds from maturities and calls:
         Fixed income securities - available-for-sale                              133,269         136,066        103,165
         Equity securities                                                           3,000          21,848         10,013
     Property and equipment:
         Purchases                                                                 (31,425)        (40,642)       (18,968)
         Sales                                                                       1,270             517            702
     Cash proceeds from sale of discontinued
         operations (See Note 20)                                                   11,011               0              0
     Cash paid in acquisition of business, net of cash acquired                          0          (1,082)             0
--------------------------------------------------------------------------------------------------------------------------

            Net cash generated from investing activities                           108,121          93,482        163,967
--------------------------------------------------------------------------------------------------------------------------

FINANCING
     Notes payable:
         Borrowings                                                                 16,500         230,000              0
         Repayments                                                                (40,054)         (5,000)       (10,000)
     Proceeds from exercise of stock options                                           211               1            371
     Purchase of treasury stock                                                    (46,087)       (100,212)       (64,858)
     Dividends paid to shareholders                                                (56,027)        (57,886)       (57,456)
--------------------------------------------------------------------------------------------------------------------------

            Net cash generated (used) from financing activities                   (125,457)         66,903       (131,943)
--------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                           (155,045)        184,947         58,431
Cash and cash equivalents, beginning of year                                       305,002         120,055         61,624
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                           $ 149,957       $ 305,002      $ 120,055
==========================================================================================================================

Additional disclosures:
     Interest paid                                                                $ 14,046         $ 3,547        $ 3,147
     Income taxes paid                                                              34,824          21,805         37,035
See notes to consolidated financial statements

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


NOTE  1  --  ACCOUNTING POLICIES
A.   NATURE OF BUSINESS
Ohio Casualty Group includes six property and casualty insurers whose primary products consist of insurance for personal auto, commercial property, homeowners, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states. Of 1999 net premium written, approximately 15.8% was generated in the state of New Jersey, 9.6% in Ohio and 8.7% in Kentucky.
B. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Ohio Casualty Corporation and its subsidiaries. The results of operations of the acquisition of certain assets and liabilities of the Great American Insurance Company Commercial Lines Division ("GAI") have been included in the consolidated financial statements of the Corporation since the date of acquisition, December 1, 1998 (See Note 14). All significant inter-company transactions have been eliminated.
C. INVESTMENTS
Investment securities are classified upon acquisition into one of the following categories:
       (1)  held to maturity securities
       (2)  trading securities
       (3)  available-for-sale securities
     Currently, the Corporation's investments are held as available-for-sale securities. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred tax. Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available.
     Short-term investments include commercial paper and notes with original maturities of 90 days or less and are stated at fair value. Short-term investments are deemed to be cash equivalents.
     Realized gains or losses on disposition of investments are determined on the basis of specific cost of investments.
D. PREMIUMS
Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve.

E.   DEFERRED POLICY ACQUISITION COSTS
Acquisition costs incurred at policy issuance net of applicable ceding commissions are deferred and amortized over the term of the policy. Acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits, and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses which vary directly with the acquisition of insurance contracts. Periodically, we perform an analysis of the deferred policy acquisition costs in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated in the periods presented.
F. PROPERTY AND EQUIPMENT
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated lives of the assets. As of January 1, 1998, the Corporation adopted Statement of Position (SOP) 98-1 and began capitalizing costs incurred to internally develop software products used in the Corporation's operations. The Corporation amortizes these costs on a straight-line basis over the estimated useful life of the product, generally not to exceed five years. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $17,960 and $368 at December 31, 1999, and $8,013 and $184 at December 31, 1998, respectively.
G.   AGENT RELATIONSHIPS
The Corporation records an asset (agent relationships) for the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss will be recognized.
H.   LOSS RESERVES
The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. The methods of making such estimates are continually reviewed and updated, and any resulting adjustments are reflected in earnings currently.
I.   DEFERRED INCOME TAXES
The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

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


NOTE 2 -- INVESTMENTS
Investment income is summarized as follows:

                                 1999        1998       1997
--------------------------------------------------------------
Investment income from:
   Fixed maturities            $177,018    $155,153   $166,554
   Equity securities             12,961      15,533     13,776
   Short-term securities          5,942       5,332      3,477
--------------------------------------------------------------
Total investment income         195,921     176,018    183,807
Investment expenses              11,634       6,994      6,107
                              ---------    --------   --------
Net investment income          $184,287    $169,024   $177,700
===============================================================

     The proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities were as follows:




                                Gross       Gross          Net
                             Realized    Realized     Realized
December 31      Proceeds       Gains      Losses        Gains
---------------------------------------------------------------
         1999  $1,590,337    $169,301      $8,474     $160,827
         1998     476,572      22,531       8,120       14,411
         1997     486,881      57,751       7,002       50,749

     The increase in realized gains in 1999 was due to a strategic asset reallocation involving the sale of approximately $200 million in equity securities causing $145 million of realized gains during the year. The purpose of this reallocation was to bring the relationship of asset classes back in line with the Corporation's long standing portfolio guidelines. Proceeds from sales of securities increased in 1999 due to the selling of equity securities in the reallocation and an overall decrease of holdings in municipal securities as a result of our financial position during the year.
     Unrealized gains (losses) on investment in securities are summarized as follows:

                                  1999        1998        1997
----------------------------------------------------------------
Unrealized gains (losses):
   Securities                $(280,711)   $ 88,577    $188,081
   Deferred tax                 98,249     (31,002)    (65,882)
----------------------------------------------------------------
Net unrealized gains         $(182,462)   $ 57,575    $122,199
(losses)
================================================================

     The amortized cost and estimated market values of investments in debt and equity securities are as follows:

                                     GROSS       GROSS    ESTIMATED
                      AMORTIZED  UNREALIZED  UNREALIZED        FAIR
1999                       COST      GAINS      LOSSES        VALUE
-------------------------------------------------------------------
Securities
   available-for-sale:
  U.S. Government     $  65,214  $   1,001   $  (1,108)   $  65,107
  States,
    municipalities
    and political       456,959      9,724      (5,256)     461,427
    subdivisions
  Corporate           1,082,975     17,344     (34,196)   1,066,123
    securities
  Mortgage-backed
    securities:
      U.S.
    Government           47,865         30      (1,438)      46,457
         Agency
       Other            755,188      5,093     (22,422)     737,859
-------------------------------------------------------------------
Total fixed           2,408,201     33,192     (64,420)   2,376,973
    maturities
Equity securities       161,498    543,718      (7,087)     698,129
Short-term
    investments         104,446         29         (77)     104,398
-------------------------------------------------------------------
Total securities,
available-for-sale   $2,674,145  $ 576,939   $ (71,584)  $3,179,500
===================================================================

                                      Gross       Gross   Estimated
                      Amortized  Unrealized  Unrealized        Fair
1998                       Cost       Gains      Losses       Value
---------------------------------------------------------------------
Securities
   available-for-sale:
  U.S. Government     $  74,534  $   5,340   $    (20)     $   79,854
  States,
   municipalities
   and political        800,945     38,668        (40)        839,573
   subdivisions
  Debt securities
   issued by
   foreign                3,000        636          0           3,636
   governments
  Corporate           1,062,165     62,275     (6,965)      1,117,475
   securities
  Mortgage-backed
   securities:
      U.S.
    Government            6,130        145          0           6,275
         Agency
       Other            360,960      9,226     (1,095)        369,091
---------------------------------------------------------------------
Total fixed           2,307,734    116,290     (8,120)      2,415,904
   maturities
Equity securities       245,129    686,715     (6,938)        924,906
Short-term
    investments         262,939          5        (81)        262,863
---------------------------------------------------------------------
Total securities,
 available-for-sale  $2,815,802  $ 803,010   $(15,139)     $3,603,673
======================================================================

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)



                                          Gross       Gross  Estimated
                         Amortized   Unrealized  Unrealized       Fair
1997                          Cost        Gains      Losses      Value
----------------------------------------------------------------------
Securities
   available-for-sale:
  U.S. Government        $  66,244   $    3,601  $     (1)    $69,844
  States,
   municipalities
   and political           835,355       40,405       (19)    875,741
   subdivisions
  Debt securities
   issued by
   foreign                   3,000          458         0       3,458
   governments
  Corporate
   securities              872,904       58,046    (1,026)    929,924
  Mortgage-backed
   securities:
      U.S.
    Government              16,876          678        (1)     17,553
         Agency
       Other               317,912       12,838    (1,240)    329,510
----------------------------------------------------------------------
Total fixed              2,112,291      116,026    (2,287)  2,226,030
    maturities
Equity securities          275,637      597,803   (13,965)    859,475
Short-term
    investments             65,849            0         0      65,849
----------------------------------------------------------------------
Total securities,
    available-for-      $2,453,777     $713,829  $(16,252) $3,151,354
    sale
======================================================================

     The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Estimated
                                     Amortized           Fair
                                          Cost          Value
-----------------------------------------------------------------
Due in one year or less             $     43,062  $      43,111
Due after one year through five          443,870        442,678
years
Due after five years through ten         629,490        625,715
years
Due after ten years                      488,726        481,153

Mortgage-backed securities:
   U.S. Government Agency                 47,865         46,457
   Other                                 755,188        737,859
----------------------------------------------------------------
Total fixed maturities              $  2,408,201  $   2,376,973
================================================================

     Certain securities were determined to have other than temporary declines in book value and were written down through realized investment losses. Total write-downs were $14,850, $12,709 and $14,433 during 1999, 1998 and 1997, respectively, representing a reduction in value of $6,967, $4,469 and $0 on fixed maturities and $7,883, $8,240 and $14,433 on equity securities.
     Proceeds from maturities and sales of investments in debt securities during 1999, 1998 and 1997 were $1,421,251, $561,421 and $445,358, respectively. Gross gains of $13,677, $23,108 and $12,665 and gross losses of $37,126, $6,778 and
$4,311 were realized on those maturities and sales in 1999, 1998 and 1997, respectively.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of the Corporation's financial instruments:

                                 CARRYING             FAIR
1999                               AMOUNT            VALUE
------------------------------------------------------------
Assets
   Cash and short-term
       investments               $  149,957    $   149,957
   Securities -
       available-for-             3,075,102      3,075,102
       sale

Liabilities
   Long-term debt                $  241,446     $  241,446

                                 Carrying             Fair
1998                               Amount            Value
------------------------------------------------------------
Assets
   Cash and short-term
       investments              $   305,002    $   305,002
   Securities -
       available-for-
       sale                       3,340,810      3,340,810

Liabilities
   Future policy benefits      $     25,518    $    25,518
   Long-term debt                   265,000        265,000

                                 Carrying             Fair
1997                               Amount            Value
------------------------------------------------------------
Assets
   Cash and short-term
       investments              $   120,055    $   120,055
   Securities -
       available-for-
       sale                       3,085,505      3,085,505

Liabilities
   Future policy benefits      $     34,148   $     34,148
   Long-term debt                    40,000         40,000

     The Corporation believes that the fair value of long-term debt is approximately equal to its carrying value due to the market-based variable interest rates associated with the debt.


NOTE  4  --  DEFERRED POLICY ACQUISITION COSTS
Changes in deferred policy acquisition costs are summarized as follows:

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)



                                    1999        1998       1997
---------------------------------------------------------------
Deferred, January 1             $176,606    $126,063   $116,684
---------------------------------------------------------------
Additions:
Addition due to acquisition            0      37,371          0
Commissions and brokerage        250,390     207,747    190,029
Salaries and employee             70,823      50,194     46,241
benefits
Other                             80,826      70,654     67,301
---------------------------------------------------------------
Deferral of expense              402,039     365,966    303,571
---------------------------------------------------------------
Amortization to expense
   Discontinued operations        (1,093)     (1,093)    (9,302)
   Continuing operations         401,993     316,516    303,494
---------------------------------------------------------------
Deferred, December 31           $177,745    $176,606   $126,063
===============================================================

     The above schedule includes deferred policy acquisition costs (net of unamortized ceding commission) for discontinued life insurance operations of $0, $(1,093) and $(2,186) as of 1999, 1998 and 1997, respectively.


NOTE 5  --  INCOME TAX
The effective income tax rate is less than the statutory corporate tax rate of 35% for 1999, 1998 and 1997 for the following reasons:

                                   1999        1998       1997
---------------------------------------------------------------
Tax at statutory rate          $ 45,626   $  36,050   $ 60,710

Tax exempt interest             (12,543)    (16,433)   (16,522)
Dividends received
deduction (DRD)                  (3,483)     (3,247)    (3,239)
Proration of DRD and tax
exempt interest                   2,124       2,826      2,796
Miscellaneous                      (771)        793       (679)
---------------------------------------------------------------
   Actual tax                  $ 30,953   $  19,989   $ 43,065
===============================================================

     Tax years 1993 through 1995 are being examined by the Internal Revenue Service. Management believes there will not be a significant impact on the financial position or results of operations of the Corporation as a result of this audit.
     The components of the net deferred tax asset (liability) were as follows:

                                  1999        1998      1997
--------------------------------------------------------------
Unearned premium proration  $           $          $  34,065
                                38,574      35,209
Accrued expenses                34,595      48,549    52,520
Postretirement benefits         31,766      29,768    28,522
Discounted loss and loss
   expense reserves             69,955      70,663    78,217
--------------------------------------------------------------
Total deferred tax assets      174,890     184,189   183,968
--------------------------------------------------------------
Deferred policy                (60,811)    (49,765)  (44,122)
   acquisition costs
Unrealized gains on           (176,922)   (275,154) (244,591)
   investments
--------------------------------------------------------------
Total deferred tax            (237,733)   (324,919) (279,357)
   liabilities
--------------------------------------------------------------
Net deferred tax liability  $  (62,843)  $(140,730)$ (95,389)
==============================================================





NOTE 6  -- EMPLOYEE BENEFITS
The Corporation has a non-contributory defined benefit retirement plan, a contributory health care, life and disability insurance plan and a savings plan covering substantially all employees. Benefit expenses are as follows:

                                1999      1998      1997
----------------------------------------------------------
Employee benefit costs:
   Pension plan             $  1,858   $(1,610) $   (252)
   Health care                16,180    13,215    12,555
   Life and disability
       insurance                 743       502       463
   Savings plan                2,948     2,404     2,321
----------------------------------------------------------
                             $21,729   $14,511   $15,087
==========================================================

     The pension benefit is determined as follows:

                                 1999       1998      1997
-----------------------------------------------------------
Service cost (benefit)
  earned during the year    $   8,545  $   6,011 $   6,354
Interest cost on projected
  benefit obligation           15,729     15,068    15,003
Expected return on plan       (19,598)   (19,871)  (18,650)
  assets
Amortization of
  unrecognized net             (3,017)    (3,017)   (3,017)
  obligation (asset)
Amortization of
  unrecognized  prior             199        199        58
  service cost
-----------------------------------------------------------
Net pension benefit         $   1,858  $  (1,610)$    (252)
===========================================================

     Changes in the benefit obligation during the year:

                                1999       1998       1997
-----------------------------------------------------------
Benefit obligation at
   beginning of year         $239,293  $213,720   $197,538
-----------------------------------------------------------
Service cost                    8,545     6,011      6,354
Interest cost                  15,729    15,068     15,003
Amendments                          0         0      2,000
Actuarial loss (gain)         (24,141)   17,132      4,142
Benefits paid                 (14,956)  (12,638)   (11,317)
Curtailments                    1,115         0          0
Special termination             3,509         0          0
   benefits
-----------------------------------------------------------
Benefit obligation at end
   of year                   $229,094  $239,293   $213,720
===========================================================

     Changes in pension plan assets during the year:

                                 1999       1998        1997
-------------------------------------------------------------
Fair value of plan assets
   at beginning of year      $252,224   $276,477    $225,681
-------------------------------------------------------------
Actual return on plan          40,279    (12,038)     62,113
   assets
Benefits paid                 (14,915)   (12,215)    (11,317)
-------------------------------------------------------------
Fair value of plan assets
   at end of year            $277,588   $252,224    $276,477
=============================================================

     Pension plan funding at December 31:

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


                                1999        1998        1997
--------------------------------------------------------------
Funded status                $48,495     $12,931     $62,757
Unrecognized net gain         37,293      (6,697)     42,443
   (loss)
Unrecognized net assets        8,837      12,068      15,085
Unrecognized prior service
   cost                       (2,093)     (2,308)     (2,508)
--------------------------------------------------------------
Accrued pension liability   $  4,458    $  9,868    $  7,737
==============================================================
Expected long-term return
   on plan assets              8.75%       7.75%       8.25%
Discount rate on plan
   benefit obligations         7.75%       6.75%       7.25%
Expected future rate of
   salary increases            5.25%       5.25%       5.25%

     Pension benefits are based on service years and average compensation using the five highest consecutive years of earnings in the last decade of employment. The pension plan measurement date is October 1, 1999, 1998 and 1997. The maximum pension expense deductible for income tax purposes has been funded. Plan assets at December 31, 1999 include $27,057 of the Corporation's common stock at market value compared to $34,637 and $37,585 at December 31, 1998 and 1997, respectively.

     Postretirement benefit cost at December 31:

                                1999        1998        1997
-------------------------------------------------------------
Service cost                $  3,141     $  2,061   $  1,739
Interest cost                  6,448        5,753      5,588
Amortization of
unrecognized                     535            0          0
   prior service costs
-------------------------------------------------------------
Net periodic
postretirement benefit       $10,124     $  7,814   $ 7,327
cost
=============================================================

     Changes in the postretirement benefit obligation during the year:

                                 1999        1998      1997
--------------------------------------------------------------
Benefit obligation at
   beginning of year          $98,347     $81,694    $71,797
--------------------------------------------------------------
Service cost                    3,141       2,061      1,739
Interest cost                   6,448       5,753      5,588
Plan participants'
   contributions               (4,652)     (4,676)    (3,912)
Increase due to actuarial
   loss (gain), change in
   discount rate, or other
   assumptions                (11,045)      7,099      6,326
Prior service cost
   unrecognized at year end         0       6,416          0
--------------------------------------------------------------
Benefit obligation at end
   of year                    $92,239     $98,347    $81,694
==============================================================

     Accrued postretirement benefit liability at December 31:

                                 1999        1998      1997
--------------------------------------------------------------
Accumulated postretirement
   benefit obligation
                              $92,239     $98,347   $81,694
Unrecognized net gain
   (loss)                       4,404      (6,642)     (203)
Unrecognized prior service
   cost                        (5,882)     (6,416)        0
-------------------------------------------------------------
Accrued postretirement
benefit liability             $90,761     $85,289   $81,491
=============================================================

     Postretirement benefit weighted average rate assumptions at October 1:

                              1999        1998     1997
--------------------------------------------------------
Medical trend rate             8%          7%       8%
--------------------------------------------------------
Dental trend rate              5%          5%       6%
Ultimate health care
   trend rate                  5%          5%       5%
Discount rate                7.75%       6.75%     8.00%

     The above medical trend rates assumed for 1999, 1998 and 1997 were assumed to decrease .5%, 1% and 1% per year to the ultimate rate of 5% in 6, 2 and 3 years, respectively. The postretirement plan measurement date is October 1 for 1999, 1998 and 1997.
     Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $15,681 and increase the postretirement benefit cost for 1999 by $2,227. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $12,913 and decrease the postretirement benefit cost for 1999 by $1,822.
     The Corporation's health care plan is a predominately managed care plan. Retired employees continue to be eligible to participate in the health care and life insurance plans. Employee contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are currently 3,582 active employees and 1,505 retired employees covered by these plans.
     Employees may contribute a percentage of their compensation to a savings plan. A portion of employee contributions is matched by the Corporation and invested in Corporation stock purchased on the open market by trustees of the plan.

NOTE 7  -  STOCK OPTIONS
The Corporation is authorized under provisions of the 1993 Stock Incentive Programs to grant options to

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


purchase 2,587,000 shares of the Corporation's common stock to key executive employees, directors and other full time salaried employees at a price not less than the fair market value of the shares on dates the options are granted. The options granted may be either "Incentive Stock Options" or "Nonqualified Stock Options" as defined by the Internal Revenue Code; the difference in the option plans affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options are non-transferable and exercisable at any time after the vesting requirements are met. Option expiration dates are ten years from the grant date. Options vest either at 100% six months from the grant date or at 33% per year for three consecutive years from the date of the grant. At December 31, 1999, 1,125,852 remaining options may be granted.
     In addition, the 1993 Stock Incentive Program provides for the grant of Stock Appreciation Rights in tandem with the stock options. Stock Appreciation Rights provide the recipient with the right to receive payment in cash or stock equal to appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 1999, there were no outstanding stock appreciation rights.
     Restricted stock awards are occasionally granted by the Corporation. The common shares covered by a restricted stock award may be sold or otherwise disposed of only after a minimum of three years from the grant date of the award. The difference between issue price and the fair market value on the date of issuance is recorded as compensation expense. The amount of compensation expense recognized related to restricted stock awards was $231 in 1999, $387 in 1998 and $345 in 1997 before tax, respectively. Currently there are 37,852 shares of restricted stock outstanding.
     The Corporation also issues, at its discretion, dividend payment rights in connection with the grant of stock options. These rights entitle the holder to receive, for each dividend payment right, an amount in cash equal to the aggregate amount of dividends that the Corporation has paid on each common share from the date on which such right becomes effective through the payout date. One third of these rights becomes vested on each anniversary after the grant. Dividends accrue and payments are made when the rights are fully vested by the rightholder. The Corporation recognizes compensation expense accordingly. The amount of compensation expense related to dividend payment rights recognized in 1999 was $52 with $551 in 1998 and $517 in 1997 before tax. As of December 31, 1999, 1,003,000 dividend payment rights were outstanding.
     The Corporation continues to elect APB 25 for recognition of stock-based compensation expense. Under APB 25, expense is recognized based on the intrinsic value of the options. However, under the provision of FAS 123 the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 4.5% for 1999, 1998 and 1997, expected volatility of 28.5% for 1999, 26.7% for 1998 and
26.1% for 1997, risk free interest rate of 5.25% for 1999, 5.63% for 1998 and 6.87% for 1997, and expected life of eight years. The following table summarizes information about the stock-based compensation plan as of December 31, 1999, 1998 and 1997, and changes that occurred during the year:

                    1999             1998            1997
----------------------------------------------------------------
                     Weighted-        Weighted-        Weighted-
                        Avg             Avg              Avg
               Shares Exercise  Shares Exercise Shares Exercise
               (000)   Price    (000)  Price    (000)   Price
               ---------------- --------------- ----------------
Outstanding
   beginning     759  $20.26      525  $18.69     347   $16.92
   of year
   Granted       723   20.31      246   23.49     240    20.72
   Exercised     (16)  17.50      (12)  12.50     (54)   16.67
   Canceled     (140)  20.67        0              (8)   16.19
               -----             ----             ---
Outstanding
   end of
   year        1,326  $20.28      759  $20.26     525   $18.69
               ======            ====             ===

Options
   exercisable   527              320             162
   at year end

Weighted-Avg
   fair
   value of
   options       $4.70            $5.30           $5.09
   granted
   during the
   year
Adjusted for July 22, 1999 2 for 1 stock split (See Note 23).

     At year end 1999, 1,326,262 options were outstanding with an average remaining contractual life of 7.97 years and weighted exercise price of $20.28. The outstanding options had an exercisable price ranging from $14.00 to $23.63. Of the amount outstanding, 527,259 were exercisable with a weighted average exercise price of $19.38. At year end 1998, 759,368 options were outstanding with an average remaining contractual life of 7.94 years and a weighted exercise price of $20.27. Of the amount outstanding, 319,362 were exercisable with a weighted average exercise price of $18.45. At year end 1997, 524,988 options were outstanding with an average remaining contractual life of 8.35 years and a weighted exercise price of $18.69. Of the amount outstanding, 162,986 were exercisable with a weighted average exercise price of $17.03.
     Had the Corporation adopted FAS 123, the amount of compensation expense that would have been recognized in 1999, 1998 and 1997 respectively, would be $1,831, $1,164 and $755. The Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)



                                                          1999      1998        1997
---------------------------------------------------- ----------- -------- -----------
Net Income                            As Reported:    $114,141   $84,927  $139,047
                                      Pro Forma:      $112,491   $83,994  $138,411
Basic and diluted earnings per share  As Reported:       $1.87     $1.29     $2.03
                                      Pro Forma:         $1.84     $1.28     $2.02

NOTE 8  --  REINSURANCE AND OTHER CONTINGENCIES
In the normal course of business, the Group seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurers or reinsurers. In the event that such reinsuring companies might be unable at some future date to meet their obligations under the reinsurance agreements in force, the Group would continue to have primary liability to policyholders for losses incurred. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The following amounts are reflected in the financial statements as a result of reinsurance ceded:

                                   1999       1998       1997
---------------------------------------------------------------
Ceded premiums earned,
   presented net                $72,297    $35,334     $32,169
Ceded losses incurred,
   presented net                 19,346     41,477      13,387
Reserve for unearned premiums    36,603     12,290       8,242
Reserve for losses               75,882     82,589      54,209
Reserve for future policy
   benefits                           0     25,518      34,148
Reserve for loss adjustment
   expenses                       9,770      8,707       7,794

     Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Corporation's balance sheet. The total amount of unpaid annuities was $23,267, $24,155 and $25,123 at December 31, 1999, 1998 and 1997, respectively.
     On October 2, 1995, as part of the transaction involving the reinsurance of the Ohio Life business to Employers' Reassurance Corporation, The Ohio Casualty Insurance Company agreed to manage a $163,615 fixed income portfolio for Employers' Reassurance. The term of the agreement is seven years, terminating on October 2, 2002. There is no separate fee for this investment management service. The assets of the fixed income portfolio are not carried on the Corporation's balance sheet as these are assets of Employers' Reassurance Corporation. The agreement requires that the Corporation pay an annual rate of 7.25% interest to Employers' Reassurance and maintain the market value of the account at $163,615. As the market value fluctuates from this amount, the Corporation is required to make up the deficiency and is entitled to receive any excess. Accordingly, the Corporation accrues any deficiency or excess in market value over the guaranteed amount of $163,615. This results in either investment income or loss and is recorded in earnings of the current period. At December 31, 1999, the market value of the account was below the $163,615 required balance by $2,384, compared with excesses of $1,356 in 1998 and $2,080 in 1997. The deficit in 1999 was related to an overall drop in the market value due to rising interest rates.


NOTE 9  --  LOSSES AND LOSS RESERVES
The following table presents a reconciliation of liabilities for losses and loss adjustment expenses:

                                 1999        1998        1997
-------------------------------------------------------------
Balance as of January 1,
   net of
   reinsurance
   recoverables of
   $91,296, $62,003 and
   $70,048                 $1,865,643  $1,421,804  $1,486,622
Addition related to
acquisition                         0     483,938           0
Incurred related to:
   Current year             1,176,072     989,114     922,065
   Prior years                   (418)    (66,119)    (53,615)
-------------------------------------------------------------
                            1,175,654     922,995     868,450

Paid related to:
   Current year               600,942     513,292     448,402
   Prior years                617,026     449,802     484,866
-------------------------------------------------------------
Total paid                  1,217,968     963,094     933,268

Balance as of December
  31, net of reinsurance
  recoverables  of
  $85,126, $91,296 and
  $62,003                  $1,823,329  $1,865,643  $1,421,804
=============================================================

     The following table presents catastrophe losses incurred and the respective impact on the loss ratio:

                             1999        1998         1997
------------------------------------------------------------
  Incurred losses         $52,208      $44,595      $21,389
  Loss ratio effect          3.4%         3.6%         1.8%

     In 1999, 1998 and 1997 there were 27, 37 and 25 catastrophes respectively. The largest catastrophe in each year was $17,900, $7,300 and $4,600 in incurred losses. Additional catastrophes with over $1,000 in incurred losses numbered 7, 14 and 3 in 1999, 1998 and 1997.
     The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns could have a material adverse impact on the Corporation's results.
     Inflation has historically affected operating costs, premium revenues and investment yields as business expenses have increased over time. The long term effects of inflation are considered when estimating the ultimate

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


liability for losses and loss adjustment expenses. The liability is based on historical loss development trends which are adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. It is not adjusted to reflect the effect of discounting.
     Reserves for asbestos-related illnesses and toxic waste cleanup claims cannot be estimated with traditional loss reserving techniques. In establishing liabilities for claims for asbestos-related illnesses and for toxic waste cleanup claims, management considers facts currently known and the current state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, there is uncertainty regarding the extent of remediation. Accordingly, additional liability could develop. Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 1999, 1998 and 1997, respectively, total case, incurred but not reported and loss adjustment expense reserves were $41,098, $41,898 and $40,121. Asbestos reserves were $9,564, $10,364 and $6,966 and environmental reserves were $31,534, $31,534 and $33,155 for those respective years.


NOTE 10  --  EARNINGS PER SHARE
Basic and diluted earnings per share are summarized as follows:

                                   1999        1998       1997
---------------------------------------------------------------
Income from continuing
   operations                  $105,936     $83,011   $130,392
Average common shares
   outstanding - basic
   (000's)                       61,126      65,808     68,456
Basic income from continuing
   operations per average
   share                          $1.73       $1.26      $1.90
===============================================================
Average common shares
   outstanding                   61,126      65,808     68,456
Effect of dilutive securities        13          62         58
---------------------------------------------------------------
Average common shares
   outstanding - diluted         61,139      68,870     68,514
Diluted income from
   continuing operations per
   average share                  $1.73       $1.26      $1.90
===============================================================
Adjusted for July 22, 1999 2 for 1 stock split (See Note 23).

     At December 31, 1999, 6,000,000 purchase warrants and 1,074,469 stock options were not included in earnings per share calculations for 1999 as they were antidilutive.

NOTE 11  --  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1999                     FIRST    SECOND      THIRD      FOURTH
--------------------------------------------------------------
Premiums and
   finance charges
   earned             $384,545  $374,309   $384,274   $411,838
Net investment
   income               41,809    41,013     49,679     51,786
Investment gains
   (losses) realized       903   167,340     (2,269)    (5,147)
Income (loss) from
   continuing
   operations           11,717    96,673     (6,982)     4,528
Income from
   discontinued
   operations            1,795       104        117      2,254
Gain on sale of
   discontinued
   operations                0         0          0      6,190
Cumulative effect
   of accounting
   change, net of
   taxes                (2,255)        0          0          0
Net income (loss)       11,257    96,777     (6,865)    12,972
Basic and diluted
   net income
   (loss) per share       0.18      1.58      (0.11)      0.22

1998                     First    Second      Third      Fourth
--------------------------------------------------------------
Premiums and
   finance charges
   earned             $309,627  $311,663   $314,956   $332,406
Net investment
   income               44,634    41,299     42,231     40,860
Investment gains
   (losses) realized     4,082     8,151      3,537     (1,359)
Income from
   continuing
   operations           30,914     9,989     22,903     19,205
Income from
   discontinued
   operations              280       345        278      1,013
Net income              31,194    10,334     23,181     20,218
Basic and diluted
   net income per         0.46      0.15       0.35       0.32
   share

     The second quarter of 1999 investment gains realized included approximately $145,000 related to the strategic asset reallocation that was completed during the quarter.
     The fourth quarter adjustments for 1998 included income of $12,262 after tax for the reduction in Proposition 103 liability and an expense of $6,500 after tax for a restructuring charge.

NOTE 12  --  COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities were as follows:

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share data, unless otherwise stated)

                                1999        1998        1997
--------------------------------------------------------------
Unrealized holding gains
  (losses) arising
  during the period,
  net of taxes               $ (56,994)    $71,207    $143,794

Less:  Reclassification
       adjustment for
       gains included
       in net income,
       net of taxes            125,468      13,632      21,595
---------------------------------------------------------------
Net unrealized gains
  (losses) on securities,
  net of taxes               $(182,462)    $57,575    $122,199
===============================================================

NOTE 13  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting which is organized by product line. The property and casualty segments are private passenger auto - agency, private passenger auto - direct, CMP, fire, inland marine, general liability, umbrella, workers' compensation, commercial auto, homeowners, fidelity and surety. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from premium financing, investment income, royalty income and discontinued life insurance operations.

     Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including loss and loss adjustment expense ratios, combined ratio, premiums written, underwriting gain/loss and the effect of catastrophe losses on the segment. The following tables present this information by segment as it is reported internally to management. In 1999, the Group began managing the private passenger auto - direct segment separately from private passenger auto - agency and umbrella segment separately from general liability. As a result, prior year results for general liability and private passenger auto - agency have been restated to reflect this change. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

Private Passenger Auto -
Agency                         1999        1998       1997
--------------------------------------------------------------
Net premiums written         $526,884    $515,447   $464,693
  % Increase                      2.2%       10.9%       1.8%
Net premiums earned           513,045     498,783    460,029
  % Increase                      2.9%        8.4%       0.6%
Underwriting loss
  (before tax)                (35,326)    (20,732)   (25,926)
Loss ratio                       69.3%       68.7%      72.0%
Loss expense ratio               11.9%       10.3%       9.6%
Underwriting expense ratio       25.0%       24.4%      23.8%
Combined ratio                  106.2%      103.4%     105.4%
Impact of catastrophe
  losses on combined ratio        0.8%        1.2%       0.5%

Private Passenger Auto  -
Direct                         1999         1998       1997
--------------------------------------------------------------
Net premiums written         $ 16,776      $6,347     $    0
  % Increase                    164.3%        N/A        N/A
Net premiums earned            13,096       2,002          0
  % Increase                    554.1%        N/A        N/A
Underwriting loss
  (before tax)                (16,738)     (3,488)         0
Loss ratio                      129.1%      105.6%       N/A
Loss expense ratio               16.3%       15.9%       N/A
Underwriting expense ratio       64.3%       48.2%       N/A
Combined ratio                  209.7%      169.7%       N/A
Impact of catastrophe
  losses on combined ratio        0.3%        N/A        N/A

CMP, Fire, Inland Marine         1999        1998       1997
-------------------------------------------------------------
Net premiums written         $305,181    $225,749   $206,133
  % Increase                    35.2%        9.5%       5.6%
Net premiums earned           298,766     217,236    200,330
  % Increase                    37.5%        8.4%       2.5%
Underwriting loss
  (before tax)               (80,245)    (33,008)   (17,812)
Loss ratio                       71.9%       64.5%      58.7%
Loss expense ratio               11.1%        6.2%       7.0%
Underwriting expense
  ratio                          43.0%       42.8%      42.0%
Combined ratio                  126.0%      113.5%     107.7%
Impact of catastrophe
  losses on combined ratio        7.8%        4.9%       2.5%

General Liability                1999        1998       1997
-------------------------------------------------------------
Net premiums written          $82,489   $  76,427  $  78,653
   % Increase (decrease)          7.9%       (2.8%)     (6.4%)
Net premiums earned            71,562      78,061     80,947
   % Decrease                    (8.3%)      (3.6%)     (6.1%)
Underwriting loss
   (before tax)               (17,063)    (10,000)    (9,379)
Loss ratio                       46.4%       41.7%      39.9%
Loss expense ratio               15.2%       17.3%      23.3%
Underwriting expense
  ratio                          54.0%       55.0%      49.8%
Combined ratio                  115.6%      114.0%     113.0%

Umbrella                         1999        1998       1997
-------------------------------------------------------------
Net premiums written          $68,392     $18,717    $18,045
   % Increase                   265.4%        3.7%       0.4%
Net premiums earned            70,453      18,474     18,023
   % Increase (decrease)        281.4%        2.5%      (0.9%)
Underwriting gain
   (before tax)                37,826       9,181      7,487
Loss ratio                       17.7%       11.3%      21.9%
Loss expense ratio               (2.8%)      (2.0%)      1.5%
Underwriting expense
  ratio                          32.4%       39.5%      35.0%
Combined ratio                   47.3%       48.8%      58.4%

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


Workers' Compensation           1999        1998        1997
-------------------------------------------------------------
Net premiums written        $191,688    $100,150   $  97,176
   % Increase (decrease)        91.4%        3.1%      (15.8%)
Net premiums earned          195,773     100,336     103,484
   % Increase (decrease)        95.1%       (3.0%)     (16.7%)
Underwriting gain (loss)
   (before tax)              (32,849)     (9,606)      9,130
Loss ratio                      71.9%       69.1%       57.2%
Loss expense ratio              11.8%        8.2%        6.4%
Underwriting expense
ratio                           33.8%       32.3%       29.4%
Combined ratio                 117.5%      109.6%       93.0%

Commercial Auto                 1999        1998        1997
-------------------------------------------------------------
Net premiums written        $175,482    $139,087    $140,295
   % Increase (decrease)        26.2%       (0.9%)       0.6%
Net premiums earned          171,676     139,114     139,933
   % Increase (decrease)        23.4%       (0.5%)      (1.8%)
Underwriting loss
   (before tax)              (30,803)     (7,453)    (18,146)
Loss ratio                      69.3%       61.2%       69.3%
Loss expense ratio              11.4%        8.6%       10.2%
Underwriting expense
ratio                           36.4%       35.6%       33.3%
Combined ratio                 117.1%      105.4%      112.9%
Impact of catastrophe
losses on
   combined ratio                1.0%        0.7%        0.3%

Homeowners                      1999        1998        1997
-------------------------------------------------------------
Net premiums written        $181,905    $180,697    $168,168
   % Increase                    0.7%        7.5%        1.0%
Net premiums earned          183,047     177,419     166,474
   % Increase                    3.2%        6.6%        0.5%
Underwriting loss
   (before tax)              (43,667)    (33,824)    (19,254)
Loss ratio                      79.2%       73.8%       66.5%
Loss expense ratio               9.3%        8.2%        8.7%
Underwriting expense
ratio                           35.6%       36.4%       36.0%
Combined ratio                 124.1%      118.4%      111.2%
Impact of catastrophe
losses on
   combined ratio               12.6%       15.2%        8.1%

Fidelity & Surety               1999        1998        1997
-------------------------------------------------------------
Net premiums written         $38,100     $37,022     $34,418
   % Increase (decrease)         2.9%        7.6%       (0.2%)
Net premiums earned           36,890      36,403      35,045
   % Increase                    1.3%        3.9%        2.7%
Underwriting gain
   (before tax)                7,722       6,351       8,663
Loss ratio                       7.2%       10.3%        7.9%
Loss expense ratio               5.9%        5.2%        2.8%
Underwriting expense
ratio                           63.9%       65.9%       65.8%
Combined ratio                  77.0%       81.4%       76.5%


Total Property & Casualty       1999        1998         1997
-------------------------------------------------------------
Net premiums written      $1,586,897  $1,299,643  $1,207,581
   % Increase (decrease)        22.1%        7.6%       (0.1%)
Net premiums earned        1,554,308   1,267,828   1,204,265
   % Increase (decrease)        22.6%        5.3%       (1.6%)
Underwriting loss
   (before tax)             (211,143)   (102,579)    (65,237)
Loss ratio                      66.9%       63.7%       62.7%
Loss expense ratio              10.7%        9.1%        9.4%
Underwriting expense
ratio                           35.2%       34.4%       33.2%
Combined ratio                 112.8%      107.2%      105.3%
Impact of catastrophe
losses on
   combined ratio                3.4%        3.6%        1.8%

All other                      1999        1998        1997
-------------------------------------------------------------
Revenues                    $13,707     $ 5,391     $ 6,833
Expenses                     20,814       6,663       6,880
-------------------------------------------------------------
Net income                 $ (7,107)    $(1,272)    $   (47)




Reconciliation of
Revenues                        1999        1998        1997
-------------------------------------------------------------
Net premiums earned for
  reportable segments     $1,554,308  $1,267,828  $1,204,265
Investment income            181,078     164,812     172,372
Realized gains               144,754      26,516      58,912
Miscellaneous income          (2,426)        162         453
-------------------------------------------------------------
Total property and
casualty revenues          1,877,714   1,459,318   1,436,002
  (Statutory basis)
Property and casualty
  statutory
  to GAAP adjustment           8,658     (12,450)     (5,412)
-------------------------------------------------------------
Total revenues property
and casualty               1,886,372   1,446,868   1,430,590
  (GAAP basis)
Other segment revenues        13,708       5,391       6,833
-------------------------------------------------------------
Total revenues            $1,900,080  $1,452,259  $1,437,423
=============================================================

Reconciliation of Underwriting
 gain (loss) (before tax)       1999        1998        1997
-------------------------------------------------------------
Property and casualty
under-
  writing loss (before     $(211,143)  $(102,579)  $ (65,237)
tax)
  (Statutory basis)
Statutory to GAAP
adjustment                    26,905      28,528      15,597
-------------------------------------------------------------
Property and casualty
under-
  writing loss (before
tax)
  (GAAP basis)              (184,238)    (74,051)    (49,640)
Net investment income        184,287     169,024     177,700
Realized gains               160,827      14,411      50,749
Other income                 (23,987)     (6,384)     (5,352)
-------------------------------------------------------------
Income from continuing
operations before income    $136,889    $103,000    $173,457
taxes
=============================================================


NOTE 14  --  ACQUISITION OF COMMERCIAL LINES BUSINESS
On December 1, 1998, the Group acquired substantially all of the Commercial Lines Division of Great American Insurance Company ("GAI"), an insurance subsidiary of the American Financial Group, Inc. As part of the transaction, the Group assumed responsibility for 650 employees of GAI's Commercial Lines Division, as well as relationships with 1,700 agents. The major lines of business included in the sale were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto. Four commercial

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


operations as well as substantially all California business and all pre-1987 environmental claims were excluded from the transaction.
     Under the asset purchase agreement, the Group assumed $645,813 of commercial lines insurance liabilities, $62,639 in other liabilities and acquired $287,900 of investments, $1,500 in cash and $119,052 in other assets. This resulted in an assumption by the Group of a net statutory-basis liability of $300,000 plus warrants to purchase 6 million shares of Ohio Casualty Corporation common stock at a price of $22.505. In addition, if the annualized production from the transferred agents at the end of eighteen months equals or exceeds the production in the twelve months prior to closing, GAI will receive an additional $40,000. This bonus payment grades down ratably where if eighteen-month annualized production equals 71% or less of previous production, no bonus payment is required. The bonus payment will be accrued as additional agent relationships when minimum contingency is achieved.
     The transaction was accounted for using the purchase method of accounting. The Corporation has recorded agent relationships of $308,550 relating to this transaction, consisting of $284,674 of net liabilities assumed, $21,138 in warrants given and $2,738 in acquisition expenses. Deferred policy acquisition costs of $37,371 were also recorded as a result of the transaction. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, allocation of the purchase price was made to agent relationships and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets.
     The warrants which were issued in connection with the transaction provide for the purchase of the Corporation's common stock at $22.505 per share and expire in December 2003. The warrants may be settled through physical or net share settlement and thus have been recorded as equity in the financial statements at their estimated fair value. Estimated fair value was determined based on a third party appraisal of the warrants.
     The following table presents the unaudited proforma results of operations for 1998 and 1997 had the acquisition occurred at the beginning of each year.

 (Unaudited)                        1998          1997
---------------------------- ------------- -------------

Revenues                      $1,750,528    $1,775,556
Net income                        58,866       130,206
Diluted
  earnings per
  share                             0.89          1.90


NOTE 15  --  RESTRUCTURE CHARGE
During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced in 1999 from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. The Corporation recognized $10,000 in expense in its 1998 income statement to reflect one-time charges related to its branch office consolidation plan. These charges consisted solely of future contractual lease payments related to abandoned facilities. During 1999, the Corporation reduced $5,336 of liability. Of the total $5,336 reduced, $2,958 was due to payments under leases and $2,378 was for changes in assumptions used to establish the initial reserve. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve, $4,664 at December 31, 1999, will continue to remain as leases expire in 2000.


NOTE 16  --  STATUTORY ACCOUNTING INFORMATION
The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred acquisition costs, required statutory reserves, assets not admitted for statutory reporting, California Proposition 103 reserve, agent relationships and deferred federal income taxes.


                             1999        1998          1997
-----------------------------------------------------------
Property and Casualty
Insurance
   Statutory net
income                   $109,172   $   82,044   $  142,457
   Statutory
policyholders'
       surplus            899,759    1,027,105    1,109,517

     The Ohio Casualty Insurance Company (the Company), domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
     The Company received written approval from the Ohio Insurance Department to have the California Proposition 103 liability reported as a direct charge to surplus and not included as a charge in the 1995 statutory statement of operations. Following this same treatment, during 1997 and 1998 the principal reduction in the Proposition 103 liability was taken as an increase to

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


statutory surplus and not included in the 1997 or 1998 statutory statements of operations.
     For statutory purposes, agent relationships related to the GAI acquisition were taken as a direct charge to surplus.
     The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 1999, approximately $98,269 of retained earnings are not subject to restriction or prior dividend approval requirements.
     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded.
     The Ohio Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the potential effect of the Codification guidance.


NOTE 17  --  BANK NOTE PAYABLE
During 1997, the Corporation signed a credit facility that makes available a $300,000 revolving line of credit. This line of credit was accessed in 1997 to refinance the outstanding term loan balance the Corporation had at that time. In 1998, the line of credit was used for capital infusion of $200,000 into the property and casualty subsidiaries due to the acquisition. The line of credit was again accessed during 1998 for the purchase of a building and to purchase treasury shares. The credit agreement contains financial covenants and provisions customary for such arrangements. The agreement expires in October 2002, with any outstanding loan balance due at that time. The revolving line of credit maintains an interest rate swap that existed on the previous term loan. The effect of the swap agreement was to establish a fixed rate of 6.34% on the outstanding balance converted to the revolving line of credit. As of December 31, 1999, $10,000 was outstanding on the converted balance. The remaining balance and any additional borrowings under the line of credit bear interest at a periodically adjustable rate (6.67% at December 31, 1999). The interest rate is determined on various bases including prime rates, certificate of deposit rates and the London Interbank Offered Rate. Interest incurred on borrowings amounted to $14,055, $3,547 and $3,147 in 1999, 1998 and 1997, respectively.
Under the loan agreement, the maximum permissible consolidated funded debt cannot exceed 30% of consolidated tangible net worth.

NOTE 18  --  CALIFORNIA PROPOSITION 103
Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. Even after considering investment income, total returns in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59,867 for Proposition 103. In February 1995, California revised this billing to $47,278. The assessment was revised again in August 1995 to $42,100 plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35,900 or $39,900 plus interest.
     In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24,428 plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Group expected the commissioner to rule sometime after the election in November 1998, but he has so far failed to do so. The asserted rollbacks to date have ranged from $24,428 to $61,197. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Corporation would have lost approximately $1,000 on 1989 operations if a rollback of $24,428 were imposed. Given that conclusion, it is clear that any assessment greater than $24,428 would strengthen the Group's Constitutional argument that this rollback is confiscatory. The Group does not believe it is possible to pinpoint a specific rollback that may be required that is the most probable. The Group has established a contingent liability for Proposition 103 rollback at $24,428 plus simple interest at 10% from May 8, 1989. This brings the total reserve to $50,486 at December 31, 1999.
     To date, the Group has paid $5,147 in legal costs related to the withdrawal, Proposition 103, and Fair Plan assessments.


NOTE 19  --  SHAREHOLDER RIGHTS PLAN

In December 1989, the Board of Directors adopted the Shareholders Rights Agreement (the Agreement). The Agreement is designed to deter coercive or unfair takeover tactics and to prevent a person(s) from gaining control of the Corporation without offering a fair price to all shareholders.
     Under the terms of the Agreement, each outstanding common share is associated with one half of one common share purchase right, expiring in 2009. Currently, each whole right, when exercisable, entitles the registered

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)


holder to purchase one common share of the Corporation at a purchase price of $125 per share.
     The rights become exerciseable for a 60 day period commencing 11 business days after a public announcement that a person or group has acquired shares representing 20 percent or more of the outstanding shares of common stock, without the prior approval of the board of directors; or 11 business days following commencement of a tender or exchange of 20 percent or more of such outstanding shares of common stock.
     If after the rights become exercisable, the Corporation is involved in a merger, other business consolidation or 50 percent or more of the assets or earning power of the Corporation is sold, the rights will then entitle the rightholders, upon exercise of the rights, to receive shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right.
     The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.


NOTE 20  --  DISCONTINUED OPERATIONS (LIFE INSURANCE)
Discontinued operations include the operations of Ohio Life, a subsidiary of The
     Ohio Casualty Insurance Company.
On October 2, 1995, the Company transferred its life insurance and related businesses through a 100% coinsurance arrangement to Employers' Reassurance Corporation and entered into an administrative and marketing agreement with Great Southern Life Insurance Company ("Great Southern"). In connection with the reinsurance agreement, $144,469 in cash and $161,401 of securities were transferred to Employers' Reassurance to cover the liabilities of $348,479. Ohio Life received an adjusted ceding commission of $37,641 as payment. After deduction of deferred acquisition costs, the net ceding commission from the transaction was $17,284. During the fourth quarter of 1997, Great Southern legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, fourth quarter of 1997 net income was positively impacted by a partial recognition of unamortized ceding commission. The after-tax impact was an increase to net income of $5,300. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result, the Corporation recognized an additional amount of unamortized ceding commission of $1,093 before tax during the fourth quarter 1998. In 1999, the Corporation recognized the remaining $1,093 of unamortized ceding commission.
     During 1999, Great Southern Life Insurance Company replaced Employers' Reassurance Corporation on the 100% coinsurance treaty.

     On December 31, 1999, the Company completed the sale of the Ohio Life shell, thereby transferring all remaining assets and liabilities, as well as reinsurance treaty obligations, to the Buyer. The after-tax gain on this sale totaled $6,200 million, or $.11 per share.
     Results of the discontinued life insurance operations for the years ended December 31 were as follows:

                                1999        1998        1997
-------------------------------------------------------------
Gross premiums written    $        0  $        0    $  1,267
Net premiums earned            1,765       3,708      23,865
Net investment income            827       2,288       3,954
Realized investment
   gains (losses)              1,200         (72)      1,633
-------------------------------------------------------------
Total income                   3,792       5,924      29,452
Income before income
   taxes                       4,349       2,944      13,316
-------------------------------------------------------------
Provision for income
   taxes                          79       1,029       4,661
-------------------------------------------------------------
Net income                   $ 4,270     $ 1,916    $  8,655
=============================================================
Gain on sale of
   discontinued
   operations - after tax    $ 6,190  $        0    $      0
=============================================================

     Assets and liabilities of the discontinued life insurance operations as of the years ended December 31 were as follows:


                               1999          1998        1997
--------------------------------------------------------------
Cash                          $   0    $       24    $  9,214
Investments                       0        13,917      21,320
Deferred policy
   acquisition costs,
   net of unamortized
   ceding commission              0        (1,093)     (2,185)
Reinsurance receivable            0        36,599      36,198
Other assets                      0         3,191       4,219
--------------------------------------------------------------
Total assets                  $   0       $52,638     $68,766
==============================================================

Future policy benefits        $   0       $25,518     $34,148
Deferred income tax               0        (1,215)     (1,357)
Other liabilities                 0        46,822      35,512
--------------------------------------------------------------
Total liabilities             $   0       $71,125     $68,303
==============================================================


NOTE 21  --  NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. The Corporation expects the adoption of FAS 133 to have an immaterial impact on the financial results due to its limited use of derivative instruments. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation).

ITEM 14.  CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

NOTE 22  --  CHANGE IN ACCOUNTING METHOD

During the first quarter of 1999, the Corporation adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. In accordance with SOP 97-3, the Corporation has accrued a total liability for insurance assessments of $2,300 million net of taxes, as of January 1, 1999. This was recorded as a change in accounting method.


NOTE 23  --  STOCK SPLIT
On May 27, 1999, the Board of Directors declared a 2 for 1 stock split of the outstanding common shares of record on July 1, 1999. The split was effective in the form of a 100% stock dividend payable on July 22, 1999. The number of common shares outstanding and earnings per share information for prior years have been adjusted to reflect the stock split.

ITEM 14.     CONTINUED

 (b)         REPORTS ON FORM 8-K OR 8-K/A SINCE OCTOBER 1, 1999.

             On November 19, 1999, the Corporation filed Form 8-K announcing that Thomas A. Hayes, Executive Vice President and Chief Operating Officer of Ohio Casualty Corporation is no longer associated with the Corporation.

             On February 24, 2000, the Corporation filed Form 8-K announcing the resignation of Lauren N. Patch as President and Chief Executive Officer and from the Corporation's Board of Directors. The Corporation also named William L. Woodall President and Chief Executive Officer effective February 17, 2000, and successor to Joseph L. Marcum as Chairman of the Board effective April 26, 2000.

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

March 13, 2000                          By:   /S/ WILLIAM L. WOODALL
                                              ----------------------
                                              William L. Woodall
                                              President
                                              Chief Executive Officer
                                              Vice Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 13, 2000             /S/ JOSEPH L. MARCUM
                           ----------------------------------------------------------------------------------
                           Joseph L. Marcum, Chairman of the Board

March 13, 2000             /S/ WILLIAM L. WOODALL
                           ----------------------------------------------------------------------------------
                           William L. Woodall, President, Chief Executive Officer, Vice Chairman of the Board

March 13, 2000             /S/ TERRENCE J. BAEHR
                           ----------------------------------------------------------------------------------
                           Terrence J. Baehr, Director

March 13, 2000             /S/ ARTHUR J. BENNERT
                           ----------------------------------------------------------------------------------
                           Arthur J. Bennert, Director

March 13, 2000             /S/ JACK E. BROWN
                           ----------------------------------------------------------------------------------
                           Jack E. Brown, Director

March 13, 2000             /S/ CATHERINE E. DOLAN
                           ----------------------------------------------------------------------------------
                           Catherine E. Dolan, Director

March 13, 2000             /S/ WAYNE R. EMBRY
                           ----------------------------------------------------------------------------------
                           Wayne R. Embry, Director

March 13, 2000             /S/ VADEN FITTON
                           ----------------------------------------------------------------------------------
                           Vaden Fitton, Director

March 13, 2000             /S/ STEPHEN S. MARCUM
                           ----------------------------------------------------------------------------------
                           Stephen S. Marcum, Director

March 13, 2000             /S/ STANLEY N. PONTIUS
                           ----------------------------------------------------------------------------------
                           Stanley N. Pontius, Director

March 13, 2000             /S/ HOWARD L. SLONEKER III
                           ----------------------------------------------------------------------------------
                           Howard L. Sloneker III, Director

                               FORM 10-K, ITEM 14
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                            OHIO CASUALTY CORPORATION


     The following statements are included herein as Item 14:

                                                                                                   Page Number
                                                                                                  in This Report
                                                                                                  --------------
     Consolidated Balance Sheet at December 31, 1999, 1998, 1997                                          41

     Statement of Consolidated Income for the years ended
     December 31, 1999, 1998 and 1997                                                                     42

     Statement of Consolidated Shareholders' Equity for the years
     ended December 31, 1999, 1998 and 1997                                                               43

     Statement of Consolidated Cash Flow for the years ended
     December 31, 1999, 1998 and 1997                                                                     44

     Notes to Consolidated Financial Statements                                                        45-58

     Report of Independent Accountants                                                                    62



                                                                                                   Page Number
                                                                                                  in This Report
                                                                                                  --------------
     The following financial statement schedules are included herein:

     Schedule I     -   Consolidated Summary of Investments Other Than
                        Investments in Related Parties at December 31, 1999                               63

     Schedule II    -   Condensed Financial Information of Registrant for
                        the years ended December 31, 1999, 1998 and 1997                                  64

     Schedule III   -   Consolidated Supplementary Insurance Information
                        for the years ended December 31, 1999, 1998 and 1997                           65-67

     Schedule IV    -   Consolidated Reinsurance for the years ended
                        December 31, 1999, 1998 and 1997                                                  68

     Schedule V     -   Valuation and Qualifying Accounts for the years
                        ended December 31, 1999, 1998 and 1997                                            69

     Schedule VI    -   Consolidated Supplemental Information Concerning
                        Property and Casualty Insurance Operations for the
                        years ended December 31, 1999, 1998 and 1997                                      70

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Ohio Casualty Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 61 present fairly, in all material respects, the financial position of Ohio Casualty Corporation and its subsidiaries at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 61 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 22 to the financial statements, the Company changed its method of accounting for insurance-related assessments.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 3, 2000

                                                                      Schedule I
                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                 (In thousands)

December 31, 1999

                                                                          Amount shown
Type of investment                            Cost           Value      in balance sheet
------------------                            ----           -----      ----------------

Fixed maturities
    Bonds:
       United States govt. and
         govt. agencies with auth         $   65,214      $   65,107      $   65,107
       States, municipalities and
         political subdivisions              456,959         461,427         461,427
    Corporate securities                   1,082,975       1,066,123       1,066,123
    Mortgage-backed securities:
       U.S. government guaranteed             47,865          46,457          46,457
       Other                                 755,188         737,859         737,859
                                          ----------      ----------      ----------
             Total fixed maturities        2,408,201       2,376,973       2,376,973

Equity securities:
    Common stocks:
       Banks, trust and insurance
         companies                            39,032         213,275         213,275
       Industrial, miscellaneous and
         all other                           122,378         484,718         484,718

    Preferred stocks:
       Non-redeemable                             88             136             136
       Convertible                                 0               0               0
                                          ----------      ----------      ----------
             Total equity securities         161,498         698,129         698,129

Short-term investments                       104,446         104,398         104,398
                                          ----------      ----------      ----------

             Total investments            $2,674,145      $3,179,500      $3,179,500
                                          ==========      ==========      ==========

                                                                     Schedule II
                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                 (In thousands)

                                                1999             1998               1997
                                                ----             ----               ----
Condensed Balance Sheet:
      Investment in wholly-owned
        subsidiaries, at equity             $ 1,314,399       $ 1,482,064       $ 1,258,432

      Investment in bonds/stocks                 52,581            76,687            85,742

      Cash and other assets                      32,145            31,066            13,000
                                            -----------       -----------       -----------

            Total assets                      1,399,125         1,589,817         1,357,174

      Notes payable                             241,446           265,000            40,000
      Other liabilities                           6,692             3,836             2,345
                                            -----------       -----------       -----------

            Total liabilities                   248,138           268,836            42,345
      Shareholders' equity                  $ 1,150,987       $ 1,320,981       $ 1,314,829
                                            ===========       ===========       ===========

Condensed Statement of Income:
      Dividends from subsidiaries           $   112,122       $   119,988       $   169,988

      Equity in subsidiaries                      8,955           (33,929)          (30,867)

      Operating (expenses)                       (6,936)           (1,132)              (74)
                                            -----------       -----------       -----------

            Net income                      $   114,141       $    84,927       $   139,047
                                            ===========       ===========       ===========

Condensed Statement of Cash Flows:
      Cash flows from operations
        Net distributed income              $   105,186       $   118,856       $   169,914

      Other                                      (8,609)           (2,562)             (805)
                                            -----------       -----------       -----------

            Net cash from operations             96,577           116,294           169,109

      Investing
        Purchase of bonds/stocks                (11,987)         (200,740)          (57,031)
        Sales of bonds/stocks                    42,148            14,440            28,147
                                            -----------       -----------       -----------

            Net cash from investing              30,161          (186,300)          (28,884)

      Financing
        Notes payable:
            Borrowings                           16,500           230,000           (10,000)
            Repayments                          (40,054)           (5,000)                0

        Exercise of stock options                   211                 1               371

        Purchase of treasury stock              (46,087)         (100,212)          (64,858)

        Dividends paid to shareholders          (56,027)          (57,886)          (57,456)
                                            -----------       -----------       -----------

            Net cash from financing            (125,457)           66,903          (131,943)

      Net change in cash                          1,281            (3,103)            8,282

      Cash, beginning of year                     8,554            11,657             3,375
                                            -----------       -----------       -----------

      Cash, end of year                     $     9,835       $     8,554       $    11,657
                                            ===========       ===========       ===========

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1999

                                       Deferred     Future policy                                                 Benefits,
                                        policy        benefits                                        Net         losses and
                                      acquisition    losses and       Unearned       Premium       investment        loss
                                         costs      loss expenses     premiums       revenue         income        expenses
                                      ------------  --------------  -------------  -------------  -------------  -------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                     $ 12,672     $   186,221       $ 88,559    $   171,676       $            $  136,792
     Private Passenger Auto - Agency       35,934         399,860        153,282        512,731                       403,643
     Private Passenger Auto - Direct        2,063          10,108          8,383         13,096                        19,073
     Workers' compensation                 16,459         609,438         99,603        195,773                       156,273
     Gen. liability, A&H                   14,745         214,921         42,816         71,562                        53,321
     Umbrella                               6,732          67,668         39,229         70,453                           460
     Homeowners                            28,213          64,193         98,221        183,047                       160,311
     CMP, fire and allied lines,
       inland marine                       49,568         343,676        166,833        298,766                       242,806
     Fidelity, surety, burglary            11,359          12,370         28,319         36,890                         2,975
Miscellaneous Income                                                                         69
Addition due to acquisition
Investment                                                                                             181,131
                                      ------------  --------------  -------------  -------------  -------------  -------------

Total property and
     casualty insurance                   177,745       1,908,455        725,245      1,554,063        181,131      1,175,654

Life ins.(discontinued operations)                                                        1,765            827

Premium finance                                                              154            903            113

Corporation                                                                                              3,043
                                      ------------  --------------  -------------  -------------  -------------  -------------

     Total                               $177,745     $ 1,908,455       $725,399    $ 1,556,731       $185,114     $1,175,654
                                      ============  ==============  =============  =============  =============  =============

                                       Amortization
                                       of deferred      General
                                       acquisition     operating      Premiums
                                          costs        expenses        written
                                       ------------   ------------  --------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                      $ 37,224       $ 13,893      $  175,482
     Private Passenger Auto - Agency       108,539         35,280         526,653
     Private Passenger Auto - Direct         3,072          7,716          16,776
     Workers' compensation                  29,261         26,629         191,688
     Gen. liability, A&H                    29,066          6,213          82,489
     Umbrella                               12,840         12,074          68,392
     Homeowners                             47,470         17,503         181,905
     CMP, fire and allied lines,
       inland marine                        84,283         35,868         305,181
     Fidelity, surety, burglary             18,836          5,477          38,100
Miscellaneous Income
Addition due to acquisition                 31,402
Investment
                                       ------------   ------------  --------------

Total property and
     casualty insurance                    401,993        160,653       1,586,666

Life ins.(discontinued operations)            (731)           174

Premium finance                                             1,277             804

Corporation                                                23,614
                                       ------------   ------------  --------------

     Total                                $401,262       $185,718      $1,587,470
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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1998

                                       Deferred     Future policy                                                Benefits,
                                        policy        benefits                                        Net        losses and
                                      acquisition    losses and       Unearned       Premium      investment        loss
                                         costs      loss expenses     premiums       revenue        income        expenses
                                      ------------  --------------  -------------  -------------  ------------  -------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                     $  9,890     $   189,817     $   83,448    $   139,114     $               $ 97,077
     Private Passenger Auto - Agency       34,700         417,316        139,195        498,225                      393,879
     Private Passenger Auto - Direct          862           1,254          4,348          2,002                        2,433
     Workers' compensation                  7,627         591,527         95,839        100,336                       77,632
     Gen. liability, A&H                   12,008         259,017         52,984         78,061                       46,013
     Umbrella                               2,946          61,152         12,509         18,474                        1,895
     Homeowners                            28,379          63,230         98,807        177,419                      145,500
     CMP, fire and allied lines,
       inland marine                       38,542         348,013        154,233        217,236                      153,575
     Fidelity, surety, burglary            11,342          14,532         27,019         36,403                        5,662
Miscellaneous Income                                                                        334
Investment                                                                                            164,812
Addition due to acquisiton                 31,402
Retro reinsurance assumed
     from acquisition
                                      ------------  --------------  -------------  -------------  ------------  -------------

Total property and
     casualty insurance                   177,698       1,945,858        668,382      1,267,604       164,812        923,666

Life ins. (discontinued operations)        (1,092)         36,599                         3,709         2,288             (1)

Premium finance                                                              168          1,219            94

Corporation                                                                                             4,118
                                      ------------  --------------  -------------  -------------  ------------  -------------

     Total                               $176,606     $ 1,982,457     $  668,550    $ 1,272,532     $ 171,312       $923,665
                                      ============  ==============  =============  =============  ============  =============

                                       Amortization
                                       of deferred     General
                                       acquisition    operating      Premiums
                                          costs       expenses       written
                                       ------------  ------------  -------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                     $  26,833     $  18,309     $  139,087
     Private Passenger Auto - Agency       100,122        11,684        514,915
     Private Passenger Auto - Direct           439           146          6,347
     Workers' compensation                  18,060        11,912        100,150
     Gen. liability, A&H                    27,202        11,766         76,427
     Umbrella                                6,673         2,887         18,717
     Homeowners                             46,448        17,497        180,697
     CMP, fire and allied lines,
       inland marine                        67,125        24,541        225,749
     Fidelity, surety, burglary             17,646         6,124         37,021
Miscellaneous Income
Investment
Addition due to acquisiton                   5,968
Retro reinsurance assumed
     from acquisition                                                   137,636
                                       ------------  ------------  -------------

Total property and
     casualty insurance                    316,516       104,866      1,436,746

Life ins. (discontinued operations)          2,524           456

Premium finance                                            1,529          1,170

Corporation                                                6,075
                                       ------------  ------------  -------------

     Total                               $ 319,040     $ 112,926     $1,437,916
                                       ============  ============  =============

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

                                                                    Schedule III
                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In thousands)
                                December 31, 1997

                                       Deferred     Future policy                                                 Benefits,
                                        policy        benefits                                        Net        losses and
                                      acquisition    losses and       Unearned       Premium       investment       loss
                                         costs      loss expenses     premiums       revenue         income       expenses
                                      ------------  --------------  -------------  -------------  -------------  ------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                     $  8,835     $   167,558       $ 64,350    $   139,932       $             $107,740
     Private Passenger Auto - Agency       29,247         421,276        122,536        459,180                      375,431
     Workers' compensation                  5,290         367,802         40,705        103,484                       65,762
     Gen. liability, A&H                   11,411         207,902         35,199         80,947                       51,104
     Umbrella                               2,625          46,257          7,831         18,024                        4,227
     Homeowners                            26,582          64,681         94,752        166,474                      125,136
     CMP, fire and allied lines,
       inland marine                       33,537         193,885        103,751        200,330                      131,499
     Fidelity, surety, burglary            10,721          12,296         25,759         35,045                        3,743
Miscellaneous Income                                                                      3,925
Investment                                                                                             172,372
                                      ------------  --------------  -------------  -------------  -------------  ------------

Total property and
     casualty insurance                   128,248       1,481,657        494,883      1,207,341        172,372       864,642

Life ins.(discontinued operations)         (2,185)         36,298                        23,865          3,954           268

Premium finance                                                              193          1,632             65

Corporation                                                                                              5,264
                                      ------------  --------------  -------------  -------------  -------------  ------------

     Total                               $126,063     $ 1,517,955       $495,076    $ 1,232,838       $181,655      $864,910
                                      ============  ==============  =============  =============  =============  ============

                                        Amortization
                                        of deferred     General
                                        acquisition    operating       Premiums
                                           costs       expenses        written
                                        ------------  ------------   -------------
Segment
-------
Property and
     casualty insurance:
Underwriting
     Commercial auto                       $ 28,242      $ 15,886      $  140,295
     Private Passenger Auto - Agency         93,488         9,047         463,933
     Workers' compensation                   21,313         9,979          97,176
     Gen. liability, A&H                     27,423         9,428          78,653
     Umbrella                                 6,308         2,169          18,045
     Homeowners                              44,666        15,897         168,168
     CMP, fire and allied lines,
       inland marine                         64,520        21,220         206,133
     Fidelity, surety, burglary              17,534         5,220          34,418
Miscellaneous Income
Investment
                                        ------------  ------------   -------------

Total property and
     casualty insurance                     303,494        88,846       1,206,821

Life ins.(discontinued operations)           15,049           819               6

Premium finance                                             1,655           1,511

Corporation                                                 5,329
                                        ------------  ------------   -------------

     Total                                 $318,543      $ 96,649      $1,208,338
                                        ============  ============   =============


1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on policy counts.

                                                                     Schedule IV
                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                 (In thousands)
                          December, 1999, 1998 and 1997

                                                                                                               Percent of
                                                                                                                 amount
                                                                  Ceded to        Assumed                        assumed
                                                    Gross           other       from other         Net           to net
                                                   amount         companies      companies       amount          amount
                                                 ------------    ------------   ------------   ------------    ------------
Year Ended December 31, 1999
     Life insurance in force                   $         279   $         279  $           0  $           0            0.0%

     Premiums
     Property and casualty insurance           $   1,325,243   $     106,852  $     368,275  $   1,586,666           23.2%
     Life insurance (Discontinued operations)          1,694           1,694              0              0            0.0%
     Accident and health insurance                       198             198              0              0            0.0%
                                                 ------------    ------------   ------------   ------------

     Total premiums                                1,327,135         108,744        368,275      1,586,666           23.2%

     Premium finance charges                                                                           804
     Life insurance - FAS 97 adjustment                                                                  0
                                                                                               ------------
     Total premiums and finance charges written                                                  1,587,470
     Change in unearned premiums and finance charges                                               (29,911)
     Retro reinsurance assumed from acquisition                                                          -
                                                                                               ------------
     Total premiums and finance charges earned                                                   1,557,559
     Miscellaneous income                                                                           (2,593)
     Discontinued operations - life insurance                                                            0
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,554,966
                                                                                               ============

Year Ended December 31, 1998
     Life insurance in force                   $         329   $         329  $           0  $           0            0.0%

     Premiums
     Property and casualty insurance           $   1,289,837   $      79,268  $     226,177  $   1,436,746           15.7%
     Life insurance (Discontinued operations)          3,187           3,187              0              0            0.0%
     Accident and health insurance                       567             567              0              0            0.0%
                                                 ------------    ------------   ------------   ------------

     Total premiums                                1,293,591          83,022        226,177      1,436,746           15.7%

     Premium finance charges                                                                         1,170
     Life insurance - FAS 97 adjustment                                                                  0
                                                                                               ------------
     Total premiums and finance charges written                                                  1,437,916
     Change in unearned premiums and finance charges                                               (31,790)
     Retro reinsurance assumed from acquisition                                                   (137,636)
                                                                                               ------------
     Total premiums and finance charges earned                                                   1,268,490
     Miscellaneous income                                                                              334
     Discontinued operations - life insurance                                                            0
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,268,824
                                                                                               ============

Year Ended December 31, 1997
     Life insurance in force                   $         547   $         547  $           0  $           0            0.0%
                                                 ============    ============   ============   ============

     Premiums
     Property and casualty insurance           $   1,225,813   $      31,298  $      12,306  $   1,206,821            1.0%
     Life insurance (Discontinued operations)         18,359          18,359              0              0            0.0%
     Accident and health insurance                     1,392           1,575            189              6         3150.0%
                                                 ------------    ------------   ------------   ------------

     Total premiums                                1,245,564          51,232         12,495      1,206,827            1.0%

     Premium finance charges                                                                         1,511
     Life insurance - FAS 97 adjustment                                                                  0
                                                                                               ------------
     Total premiums and finance charges written                                                  1,208,338
     Change in unearned premiums and finance charges                                                (3,283)
                                                                                               ------------

     Total premiums and finance charges earned                                                   1,205,055
     Miscellaneous income                                                                            3,925
     Discontinued operations - life insurance                                                           (6)
                                                                                               ------------
     Total premiums & finance charges earned - continuing operations                         $   1,208,974
                                                                                               ============

                                                                      Schedule V
                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)


                               Balance at                                     Addition                                    Balance at
                                beginning             Charged to               due to                                       end of
                                of period              expenses             Acquisition            Deductions               period

Year ended December 31, 1999
       Reserve for bad debt        8,739                    600                      0                     0                  9,339


Year ended December 31, 1998
       Reserve for bad debt        4,200                    100                  4,439                     0                  8,739


Year ended December 31, 1997
       Reserve for bad debt        3,700                    500                      0                     0                  4,200

                                                                     Schedule VI
                   Ohio Casualty Corporation and Subsidiaries
     Consolidated Supplemental Information Concerning Property and Casualty
                              Insurance Operations
                                 (In thousands)



                                                                                                       Claims and claim
                                        Reserves for                                                 adjustment expenses
                             Deferred   unpaid claims                                                incurred related to
                              policy     and claim   Discount                              Net      -----------------------
    Affiliation with        acquisition adjustment      of      Unearned      Earned    investment   Current      Prior
       registrant             costs      expenses    reserves   premiums     premiums    income        year       years
                            ----------- ------------ ---------  ----------  ----------- ----------  ----------- -----------

Property and casualty
  subsidiaries


Year ended December 31,
   1999                      $ 177,745  $ 1,908,455       $ 0   $ 725,245   $1,554,063  $ 181,131   $1,176,072   $    (418)
                            =========== ============ =========  ==========  =========== ==========  ===========  ==========


Year ended December 31,
   1998                      $ 177,698  $ 1,945,858       $ 0   $ 668,382   $1,267,604  $ 164,812   $  989,115   $ (66,119)
                            =========== ============ =========  ==========  =========== ==========  ===========  ==========


Year ended December 31,
   1997                      $ 128,248  $ 1,481,657       $ 0   $ 494,883   $1,207,341  $ 172,372   $  921,818   $ (53,615)
                            =========== ============ =========  ==========  =========== ==========  ===========  ==========

                            Amortization   Paid
                            of deferred   claims
                              policy     and claim
    Affiliation with        acquisition adjustment    Premiums
       registrant             costs      expenses      written
                            ----------- ------------ ------------

Property and casualty
  subsidiaries


Year ended December 31,
   1999                      $ 401,993   $1,217,948  $ 1,586,666
                            =========== ============ ============


Year ended December 31,
   1998                      $ 316,516   $  963,094  $ 1,436,746
                            =========== ============ ============


Year ended December 31,
   1997                      $ 303,494   $  929,399  $ 1,206,821
                            =========== ============ ============

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Exhibit 21        Subsidiaries of Registrant                                                                      72

Exhibit 23        Consent of Independent Accountants to incorporation of their opinion by reference in Registration Statement on Form S-3 and
                  Form S-8                                                                                        73

Exhibit 27        Financial Data Schedule                                                                         74

Exhibit 28        Information from Reports Furnished to State Insurance
                  Regulation Authorities                                                                       75-88

Exhibits incorporated by reference:

Exhibit 2 Asset Purchase Agreement between Ohio Casualty Corporation and Great American Insurance Company filed with Form 10Q on
                  November 13, 1998

Exhibit 3 Amended Articles of Incorporation and Code of Regulations filed with Form 8-K on January 15, 1987

Exhibit 3a Amendment to Amended Articles of Incorporation authorizing a new class of 2,000,000 shares of preferred stock, dated
                  April 15, 1992 filed with Form 10-Q dated August 12, 1992

Exhibit 3b Amendment to Amended Articles of Incorporation increasing authorized number of shares to 150,000,000 common shares and authorized 2,000,000 preferred shares, dated April 17, 1996 filed with Form 10-K dated March 27, 1997

Exhibit 4         Amended and Restated Rights Agreement dated as of February
                  19, 1998 between Ohio Casualty Corporation and First Chicago
                  Trust Company of New York, as Rights Agent filed with Form
                  10-Q dated May 14 1998

Exhibit 10a Ohio Casualty Corporation 1993 Stock Incentive Program filed with Form 10-Q as Exhibit 10d on May 31, 1993

Exhibit 10a1      Ohio Casualty Corporation amended 1993 Stock Incentive
                  Program filed with Form 10-Q dated May 14, 1997

Exhibit 10b       Coinsurance Life, Annuity and Disability Income
                  Reinsurance Agreement between Employer's Reassurance
                  Corporation and The Ohio Life Insurance Company dated as of
                  October 2, 1995 filed with Form 10-K dated March 26, 1996

Exhibit 10c       Credit Agreement dated October 27, 1997 with Chase
                  Manhattan Bank, N.A. as agent, filed with Form 10-Q on November 13, 1997

Exhibit 22        Definitive Proxy Statement of the Corporation for the Annual
                  Meeting of Shareholders for 2000

                                       71