Form 10-Q
period 2000-03-31
OHIO CASUALTY CORP
filed 2000-05-15
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 2000.

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

						   Yes    X              No

     The aggregate market value as of May 1, 2000 of the voting stock held by non-affiliates of the registrant was $885,052,333.

     On May 1, 2000 there were 60,070,187 shares outstanding.


			       Page 1 of 16
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		    Ohio Casualty Corporation & Subsidiaries
			  CONSOLIDATED BALANCE SHEET
						  March 31,      December 31,
(In thousands, except per share
 data) (Unaudited)                                   2000            1999
------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,437,954 and $2,408,201)    $2,412,867      $2,376,973
      Equity securities, at fair value
	  (cost:   $187,834 and $161,498)           671,826         698,129
      Short-term investments, at fair value
	  (cost:   $57,173 and $104,446)             57,173         104,398
------------------------------------------------------------------------------
	  Total investments                       3,141,866       3,179,500
Cash                                                 71,567          45,559
Premiums and other receivables, net of allowance
      for bad debts of $9,539 and $9,338,
      respectively                                  395,993         366,202
Deferred policy acquisition costs                   177,202         177,745
Property and equipment, net of accumulated
      depreciation of $115,722 and $113,541,
      respectively                                   96,688          94,670
Reinsurance recoverable                             140,976         139,021
Agent relationships, net of accumulated
      amortization of $16,367 and $13,298,
      respectively                                  248,328         293,565
Other assets                                        124,148         180,182
------------------------------------------------------------------------------
	 Total assets                            $4,396,768      $4,476,444
==============================================================================
Liabilities
Insurance reserves:
   Unearned premiums                             $  732,999      $  725,399
   Losses                                         1,572,070       1,544,967
   Loss adjustment expenses                         367,414         363,488
Notes payable                                       241,283         241,446
California Proposition 103 reserve                   51,097          50,486
Deferred income taxes                                44,518          62,843
Other liabilities                                   344,526         336,828
------------------------------------------------------------------------------
	 Total liabilities                        3,353,907       3,325,457

Shareholders' Equity
Common stock, $.0625  par value                       5,901           5,901
   Authorized:   150,000 shares
   Issued:   94,418
Additional paid-in capital                            4,201           4,286
Common stock purchase warrants                       21,138          21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
      applicable income taxes                       310,274         329,354
Retained earnings                                 1,154,634       1,243,463
Treasury stock, at cost:
   (Shares:  34,345; 34,335)                       (453,287)       (453,155)
------------------------------------------------------------------------------
	 Total shareholders' equity               1,042,861       1,150,987
------------------------------------------------------------------------------
	 Total liabilities and shareholders'
	    equity                               $4,396,768      $4,476,444
==============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

		Ohio Casualty Corporation & Subsidiaries
		    STATEMENT OF CONSOLIDATED INCOME
							 Three Months
							 Ended March 31,
(In thousands, except per share
 data) (Unaudited)                                     2000          1999
------------------------------------------------------------------------------
Premiums and finance charges earned                  $387,188      $384,545
Investment income less expenses                        51,793        41,809
Investment gains(losses) realized, net                 (6,308)          903
------------------------------------------------------------------------------
	 Total revenues                               432,673       427,257

Losses and benefits for policyholders                 294,637       231,753
Loss adjustment expenses                               47,150        34,061
General operating expenses                             42,206        42,789
Amortization of agent relationships                     3,069         3,094
Write-down of agent relationships                      42,169             0
Amortization of deferred policy acquisition costs      98,859        99,969
Restructuring charge                                       22           198
California Proposition 103 reserve, including
  interest                                                611           611
------------------------------------------------------------------------------
	 Total expenses                               528,723       412,475
------------------------------------------------------------------------------
Income(loss) from continuing operations
   before income taxes                                (96,050)       14,782
Income tax (benefit)expense:
   Current                                            (12,986)        2,237
   Deferred                                            (8,051)          828
------------------------------------------------------------------------------
	 Total income tax (benefit)expense            (21,037)        3,065
------------------------------------------------------------------------------

Income(loss) before discontinued operations           (75,013)       11,717
Income from discontinued operations, net of taxes of
   $0 and $78, respectively                                 0         1,795
Cumulative effect of accounting change, net of taxes        0        (2,255)
------------------------------------------------------------------------------
Net income(loss)                                     $(75,013)     $ 11,257
==============================================================================
Other comprehensive income, net of taxes:
   Net change in unrealized gains, net of income
      tax (benefit) expense of $(10,274) and
      $(14,844), respectively                         (19,080)      (27,569)
------------------------------------------------------------------------------
Comprehensive loss                                   $(94,093)     $(16,312)
==============================================================================
Average shares outstanding - basic*                    60,080        62,290

Average shares outstanding - diluted*                  60,102        62,326
==============================================================================
Earnings per share (basic and diluted):*
Income(loss) from continuing operations, per share   $  (1.25)     $   0.19
Income from discontinued operations, per share           0.00          0.03
Effect of change in accounting principle (net of
  taxes                                                  0.00         (0.04)
------------------------------------------------------------------------------
Net income(loss), per share                          $  (1.25)     $   0.18

Cash dividends, per share                            $   0.23      $   0.23
==============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

*1999 adjusted for 2 for 1 stock split effective July 22, 1999

			    Ohio Casualty Corporation & Subsidiaries
				    STATEMENT OF CONSOLIDATED
				      SHAREHOLDERS' EQUITY


							    Common       Accumulated
					     Additional     stock         other                                      Total
(In thousands, except per           Common     paid-in     purchase    comprehensive     Retained     Treasury    shareholders'
 share data)  (Unaudited)            Stock     capital     warrants       income         earnings       stock        equity
-------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 1999                     $5,901     $4,135      $21,138       $511,816       $1,185,349   $(407,358)    $1,320,981

Unrealized loss                                                           (42,413)                                    (42,413)
Deferred income tax benefit on
  net unrealized loss                                                      14,844                                      14,844
Net issuance of treasury
  stock under stock option
  plan (18 shares)*                               126                                                      212            338
Repurchase of treasury
  stock  (1,034 shares)*                                                                               (20,682)       (20,682)
Net income                                                                                  11,257                     11,257
Cash dividends paid
  ($.23 per share)*                                                                        (14,351)                   (14,351)
-------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1999                      $5,901     $4,261      $21,138       $484,247       $1,182,255   $(427,828)    $1,269,974
===============================================================================================================================
Balance
January 1, 2000                     $5,901     $4,286      $21,138       $329,354       $1,243,463   $(453,155)    $1,150,987

Unrealized loss                                                           (29,354)                                    (29,354)
Deferred income tax benefit on
  net unrealized loss                                                      10,274                                      10,274
Forfeiture of restricted
  stock under stock award
  plan (10 shares)                                (85)                                                    (132)          (217)
Net loss                                                                                   (75,013)                   (75,013)
Cash dividends paid
  ($.23 per share)                                                                         (13,816)                   (13,816)
-------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2000                      $5,901     $4,201      $21,138       $310,274       $1,154,634   $(453,287)    $1,042,861
===============================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

*Adjusted for 2 for 1 stock split effective July 22, 1999

		    Ohio Casualty Corporation & Subsidiaries
		      STATEMENT OF CONSOLIDATED CASH FLOWS
							  Three Months
							  Ended March 31,
(in thousands) (Unaudited)                              2000            1999
------------------------------------------------------------------------------
Cash flows from:
Operations
      Net income(loss)                             $ (75,013)      $  11,257
      Adjustments to reconcile net income to
	cash from operations:
	 Changes in:
	    Insurance reserves                        38,629         (21,013)
	    Income taxes                              (7,054)          1,349
	    Premiums and other receivables           (29,791)        (45,979)
	    Deferred policy acquisition costs            543           2,046
	    Reinsurance recoverable                    1,955          16,589
	    Other assets                              50,933         (12,399)
	    Other liabilities                          7,698         (25,689)
	    California Proposition 103 reserves          611             611
	 Amortization and write-down of agent relati  45,237           2,939
	 Depreciation and amortization                 3,721           8,318
	 Investment (gains)losses                      6,308          (2,103)
	 Cumulative effect of an accounting change         0           2,255
------------------------------------------------------------------------------
	    Net cash generated(used) by operating
	      activities                              43,777         (61,819)
------------------------------------------------------------------------------
Investing
   Purchase of securities:
      Fixed income securities - available-for-sale  (305,537)       (255,146)
      Equity securities                              (21,836)         (6,395)
   Proceeds from sales:
      Fixed income securities - available-for-sale   236,201         140,013
      Equity securities                               22,787          15,146
   Proceeds from maturities and calls:
      Fixed income securities - available-for-sale    21,570          27,998
      Equity securities                                    0           3,000
   Property and equipment:
      Purchases                                       (4,755)        (11,612)
      Sales                                              555             135
------------------------------------------------------------------------------
	 Net cash used from investing activities     (51,015)        (86,861)
------------------------------------------------------------------------------
Financing
   Notes payable:
      Borrowings                                           0          10,000
      Repayments                                        (163)        (20,000)
   Proceeds from exercise of stock options                 0             103
   Purchase of treasury stock                              0         (20,682)
   Dividends paid to shareholders                    (13,816)        (14,351)
------------------------------------------------------------------------------
	 Net cash used from financing activities     (13,979)        (44,930)
------------------------------------------------------------------------------
Net change in cash and cash equivalents              (21,217)       (193,610)
Cash and cash equivalents, beginning of period       149,957         305,002
------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $ 128,740       $ 111,392
==============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)

NOTE I - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's 1999 Form 10-K, Item 14.

NOTE II - RECENTLY ISSUED ACCOUNTING STANDARDS

During the first quarter of 1999, the Corporation adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This statement provides guidance on accounting for insurance related assessments and required disclosure information. In accordance with SOP 97-3, the Corporation accrued a liability for insurance assessments of $2.3 million net of tax, as of January 1, 1999. This was recorded as a change in accounting method.

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

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

							Three months ended
							     March 31
						       2000            1999
						       ----            ----
Income(loss) from continuing operations             $(75,013)         $11,717

Weighted average common shares
outstanding - basic                                   60,080           62,290

Basic income(loss) from continuing
operations per weighted average share               $  (1.25)         $   .19
==============================================================================
Weighted average common shares outstanding            60,080           62,290

Effect of dilutive securities                             22               36
------------------------------------------------------------------------------
Weighted average common shares
outstanding - diluted                                 60,102           62,326

Diluted income(loss) from continuing
operations per weighted average share               $  (1.25)         $   .19
==============================================================================

1999 adjusted for July 22, 1999 2 for 1 stock split

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

		     Three Months Ended March 31
			   (in thousands)

Private Passenger Auto - Agency            2000                1999
-----------------------------------------------------------------------
Net premiums written                     $120,750            $147,905
  % Increase(decrease)                    (18.4)%              17.9%
Net premiums earned                       121,096             129,894
  % Increase(decrease)                     (6.8)%               6.8%
Underwriting gain/(loss)
   (before tax)                           (23,505)               (138)
Loss ratio                                 81.2%               62.6%
Loss expense ratio                         14.3%               10.6%
Underwriting expense ratio                 24.0%               23.6%
Combined ratio                            119.5%               96.8%
Impact of catastrophe
 losses on combined ratio                   0.4%                0.3%


Private Passenger Auto - Direct            2000                1999
-----------------------------------------------------------------------
Net premiums written                       $4,124              $5,243
  % Increase(decrease)                    (21.4)%                 N/A
Net premiums earned                         3,888               2,094
  % Increase(decrease)                     85.7%                  N/A
Underwriting gain/(loss)
   (before tax)                            (5,229)             (4,170)
Loss ratio                                139.4%              164.3%
Loss expense ratio                         11.3%               21.4%
Underwriting expense ratio                 79.0%               45.3%
Combined ratio                            229.7%              231.0%
Impact of catastrophe
 losses on combined ratio                   0.1%                0.0%


CMP, Fire, Inland Marine                   2000                1999
-----------------------------------------------------------------------
Net premiums written                      $80,543             $74,925
  % Increase(decrease)                      7.5%               42.4%
Net premiums earned                        77,273              73,793
  % Increase(decrease)                      4.7%               42.9%
Underwriting gain/(loss)
   (before tax)                           (13,763)            (14,743)
Loss ratio                                 63.5%               69.8%
Loss expense ratio                         12.3%                8.0%
Underwriting expense ratio                 40.3%               41.5%
Combined ratio                            116.1%              119.3%
Impact of catastrophe
 losses on combined ratio                   2.2%                4.6%


General Liability                          2000                1999
-----------------------------------------------------------------------
Net premiums written                      $20,697             $19,904
  % Increase(decrease)                      4.0%                3.1%
Net premiums earned                        21,117              21,852
  % Increase(decrease)                     (3.4)%              12.4%
Underwriting gain/(loss)
   (before tax)                            (5,594)              2,376
Loss ratio                                 52.5%               37.9%
Loss expense ratio                         26.5%                2.4%
Underwriting expense ratio                 48.5%               53.6%
Combined ratio                            127.5%               93.9%


Umbrella                                   2000                1999
-----------------------------------------------------------------------
Net premiums written                      $16,669             $12,258
  % Increase(decrease)                     36.0%              156.4%
Net premiums earned                        15,238               9,031
  % Increase(decrease)                     68.7%              100.3%
Underwriting gain/(loss)
   (before tax)                             1,725               3,504
Loss ratio                                 52.3%               12.8%
Loss expense ratio                          1.4%               (6.0)%
Underwriting expense ratio                 32.0%               40.1%
Combined ratio                             85.7%               46.9%


Workers' Compensation                      2000                1999
-----------------------------------------------------------------------
Net premiums written                      $56,836             $47,126
  % Increase(decrease)                     20.6%               87.1%
Net premiums earned                        49,606              50,428
  % Increase(decrease)                     (1.6)%             104.5%

Underwriting gain/(loss)
   (before tax)                           (25,349)              4,011
Loss ratio                                105.5%               48.4%
Loss expense ratio                         10.1%                8.5%
Underwriting expense ratio                 31.0%               37.6%
Combined ratio                            146.6%               94.5%

Commercial Auto                            2000                1999
-----------------------------------------------------------------------
Net premiums written                      $47,827             $43,124
  % Increase(decrease)                     10.9%               21.2%
Net premiums earned                        43,770              42,502
  % Increase(decrease)                      3.0%               23.4%
Underwriting gain/(loss)
   (before tax)                            (9,147)             (7,049)
Loss ratio                                 70.3%               67.1%
Loss expense ratio                         10.6%               12.4%
Underwriting expense ratio                 36.5%               36.6%
Combined ratio                            117.4%              116.1%
Impact of catastrophe losses on
 combined ratio                             0.2%                0.2%


Homeowners                                 2000                1999
-----------------------------------------------------------------------
Net premiums written                      $38,099             $37,478
  % Increase(decrease)                      1.7%               (6.5)%
Net premiums earned                        45,509              45,654
  % Increase(decrease)                     (0.3)%               3.4%
Underwriting gain/(loss)
   (before tax)                           (11,375)             (9,703)
Loss ratio                                 83.1%               82.7%
Loss expense ratio                          8.3%                8.8%
Underwriting expense ratio                 40.1%               36.2%
Combined ratio                            131.5%              127.7%
Impact of catastrophe losses on
  combined ratio                           10.5%                7.9%


Fidelity & Surety                          2000                1999
----------------------------------------------------------------------
Net premiums written                       $9,099              $9,401
  % Increase(decrease)                     (3.2)%               7.3%
Net premiums earned                         9,219               9,275
  % Increase(decrease)                     (0.6)%               4.9%
Underwriting gain/(loss)
   (before tax)                               906               2,472
Loss ratio                                 20.5%                2.7%
Loss expense ratio                          6.3%                4.6%
Underwriting expense ratio                 64.2%               65.2%
Combined ratio                             91.0%               72.5%


Total Property & Casualty                  2000                1999
----------------------------------------------------------------------
Net premiums written                     $394,644            $397,364
  % Increase(decrease)                     (0.7)%              27.4%
Net premiums earned                       386,716             384,523
  % Increase(decrease)                      0.6%               24.3%
Underwriting gain/(loss)
   (before tax)                           (91,331)            (23,440)
Loss ratio                                 76.2%               61.5%
Loss expense ratio                         12.2%                8.9%
Underwriting expense ratio                 34.5%               34.5%
Combined ratio                            122.9%              104.9%
Impact of catastrophe losses on
  combined ratio                            1.8%                1.9%


All other                                  2000                1999
----------------------------------------------------------------------
Revenues                                  $ 1,159            $   (376)
Expenses                                    4,623               4,973
----------------------------------------------------------------------
Net income(loss)                          $(3,464)            $(5,349)


Reconciliation of Revenues                 2000                1999
-----------------------------------------------------------------------
Net premiums earned for
  reportable segments                    $386,716            $384,523
Investment income                          50,773              42,467
Realized gains                                232               1,078
Miscellaneous income                          344                  43
-----------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)              438,065             428,111
Property and casualty
  statutory to GAAP adjustment             (6,551)               (478)
-----------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                   431,514             427,633
Other segment revenues                      1,159                (376)
-----------------------------------------------------------------------
Total revenues                           $432,673            $427,257
=======================================================================

Reconciliation of Underwriting
 gain/(loss)  (before tax)                 2000                1999
-----------------------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
(Statutory basis)                       $ (91,331)           $(23,440)
Statutory to GAAP adjustment              (43,815)                 77
-----------------------------------------------------------------------
Property and casualty under-
  writing gain/(loss) (before tax)
(GAAP basis)                             (135,146)            (23,363)
Net investment income                      51,793              41,809
Realized gain/(loss)                       (6,308)                903
Other income(loss)                         (6,389)             (4,567)
-----------------------------------------------------------------------
Income(loss) from continuing
  operations before income taxes        $ (96,050)           $ 14,782
=======================================================================

NOTE V - AGENT RELATIONSHIPS WRITE-DOWN


During first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-down of the agent relationships asset by $42.2 million, with an after tax impact of $.55 per share. The agent relationship is the identified intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. The Managing General Agents accounted for $48 million in commercial lines premium written, of which $29 million was workers' compensation. This business will be non-renewed as permitted by law and contractual agreements. The Group believes this termination of the Managing General Agents will give it better control of its underwriting and pricing practices. The remaining portion of the agent relationships will be amortized on a straight line basis over the balance of the twenty-five year period. Additional information related to agent relationships is included in
Item 14, Note 1G, Accounting Policies on page 45 of the Corporation's 1999 Form 10-K.

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in its 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. During 1999, the Corporation reduced $5.3 million of the liability, of which $2.9 million was due to payments under leases and $2.4 million was due to changes in assumptions used to establish the initial reserve. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve, $4.7 million at December 31, 1999, will continue to remain as leases expire in 2000. In the first quarter of 2000, the Corporation further reduced $1.1 million of the liability. Of the $1.1 million, $.02 million related to changes in assumptions used to establish the initial reserve. The balance in the restructuring reserve was $3.6 million at March 31, 2000.

ITEM 2.    Management's  Discussion  and  Analysis  of  Financial  Condition
------     and Results of Operations
	   -----------------------------------------------------------------

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

Property and casualty pre-tax underwriting losses for the quarter ended March 31, 2000 were $135.1 million, $2.25 per share, compared with $23.4 million, $.38 per share for the same period in 1999. The March 31, 2000 results include the effects of the agent relationships write-down taken in the quarter. The agent relationships write-down amounted to $42.2 million before tax, or $.55 per share after tax. Gross premiums for the first three months of 2000 decreased 4.5% for all lines of business compared with the first quarter of 1999. Commercial lines increased 11.6% and personal lines decreased 19.6% from the same period last year. Property and casualty net premiums dropped 0.7% in the first quarter of 2000 against the same period a year ago. First quarter of 1999 net premiums were higher due to the effects of the New Jersey private passenger automobile annual policy conversion. Additionally, a rate rollback in New Jersey private passenger automobile was mandated in mid 1999 and reduced premiums for first quarter 2000 relative to first quarter 1999. Excluding these effects, first quarter 2000 net premiums increased approximately 4.1% against 1999.

Premium from Key Agents grew 2.1% over the same period of 1999. Key Agents work closely with the Group to establish goals to increase profitability, growth and retention. Premiums from non-key active agents fell 3.5% in the first quarter. Together with new appointments the year-to-date growth rate for all active agencies was 1.9%.

New Jersey is the Group's largest state with 14.9% of total net premiums written during the quarter. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Group would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Group has paid $3.3 million in 2000 for fiscal year 2001 assessment and paid $3.4 million in 1999 for fiscal year 2000 assessments. The Corporation anticipates future assessments will not materially affect the Corporation's results of operations, financial position or liquidity.

The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999, that mandated a 15% rate reduction for personal auto policies based on a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention provisions. All new policies and renewal policies written on or after that date reflect the 15% rate reduction. The anticipated impact on the Group is a tradeoff of lower premium rates on personal auto policies for presumably lower losses but the degree of offset, if any, is uncertain at present. As of March 31, 2000, the Group had personal auto net premium written of $25.7 million or 43.7% of total premium that the Group writes in New Jersey compared with $124.4 million or 49.5% at year-end 1999.

In 1999, the state of New Jersey began to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is assigned premiums if it does not write the required amount on its own. As of March 31, 2000, the Group has written $1.6 million year-to-date in UEZ premiums, with $2.9 million in additional assigned premiums. As of March 31, 2000, the loss ratio on the UEZ premiums is 167.3% and the loss ratio on the assigned business is 188.6%.

The combined ratio for the first three months increased 18.0 points to 122.9% from 104.9% from the same period last year. The poor combined ratio is a result of continued price inadequacy and a material deterioration in prior accident year experience. This has been concentrated in the private passenger auto, workers' compensation, umbrella, and general liability lines of business.

The three-month combined ratio for homeowners increased 3.8 points to 131.5% from 127.7% in the same period last year. The Group continues to review its exposure to underinsured homeowner properties to maintain adequate replacement cost values on its homeowners book of business. Selected homeowners accounts are reviewed upon renewal for a replacement cost valuation and any necessary premium increases will be implemented at that time.

Private passenger automobile-agency, the Group's largest line, recorded a 2000 three-month combined ratio of 119.5% increasing from 96.8% in 1999. Private passenger automobile-agency combined ratio rose in response to higher than anticipated incurred losses in the first quarter for prior accident years and the effects of the New Jersey rate rollback. Private passenger automobile-agency loss ratio increased 18.6 points to 81.2% from 62.6% in 1999. Commercial automobile reported a first quarter combined ratio of 117.4%, increasing 1.3 points over the 1999 combined ratio of 116.1%.

Workers' compensation combined ratio for the first three months of 2000 increased 52.1 points to 146.6% from 94.5% during the same period last year. The increase in the workers' compensation ratio is due to inadequate price increases and adverse prior year loss reserve development that has caused incurred loss and loss adjustment expenses to increase significantly.
Workers' compensation loss ratio increased 57.1 points to 105.5% from 48.4% in the same quarter last year.

The general liability combined ratio increased during the first quarter 2000 to 127.5% from 93.9% in 1999. Umbrella combined ratio for the first quarter of 2000 increased 38.8 points to 85.7% from 46.9% in 1999. These increases are largely due to adverse development of prior accident years. The combined ratio for CMP, fire and inland marine decreased 3.2 points to 116.1% from 119.3% during March 2000.

The first quarter catastrophe losses were $7.0 million and accounted for 1.8 points on the combined ratio. This compares with $7.4 million and 1.9 point for the same period in 1999. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the first quarter of 2000 there were 7 catastrophes compared with 5 catastrophes in the first quarter of 1999. The largest catastrophe in each quarter was $5.7 million and $2.4 million, respectively, in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 51 and 52 of the Corporation's 1999 Form 10-K.

For the quarter, property and casualty after tax investment income was $35.1 million, $.58 per share, increasing slightly from $31.8 million, $.51 per share, for the same period last year. The effective tax rate on investment income for the first quarter of 2000 was 30.9% compared with 25.1% for the comparable period in 1999. The increase in effective tax rate reflects a decreasing tax exempt municipal bond portfolio.

For the first quarter, property and casualty after tax realized losses were $4.1 million, compared with an after tax realized gain of $.6 million for the same period of 1999. The capital loss reflects a current period write-down of securities due to permanent declines in market value of $4.7 million.

Net cash generated by operations was $43.8 million for the first three months of the year compared with net cash used of $61.8 million for the same period in 1999. This change is due to payment received in 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999. Also, 1999 cash used reflected a large payment for the remaining purchase price of the Great American Insurance Company commercial lines. Shareholder dividend payments were $13.8 million in the first three months of 2000 compared with $14.4 million for the same period of 1999.

In 1995, the Company reinsured substantially all of its life insurance and related businesses to Employer's Reassurance Corporation and entered into an administrative and marketing agreement with Great Southern Life Insurance Company. During 1999, Great Southern Life Insurance Company replaced Employers' Reassurance Corporation on the 100% coinsurance treaty. On December 31, 1999, the Company completed the sale of the Ohio Life shell, thereby transferring all remaining assets and liabilities, as well as reinsurance treaty obligations, to the Buyer. Additional information related to the discontinued life insurance operations is included in Item 14, Note 20 Discontinued Operations on page 57 of the Corporation's 1999 Form 10-K.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

					      March 31,       December 31,
						2000              1999
Below investment grade securities:
    Carrying value                             $160.3            $175.2
    Amortized cost                              177.9             187.1

Unrated securities:
    Carrying value                             $326.3            $303.2
    Amortized cost                              323.5             310.0

Utilizing ratings provided by other agencies, such as the NAIC, the Corporation categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

					      March 31,       December 31,
						2000              1999
Below investment grade securities at
    carrying value                             $160.3            $175.2

Other rating agencies categorizing unrated
    securities as below investment grade         37.2               8.7

Below investment grade securities at
    carrying value                             $197.5            $213.9

All of the Corporation's below investment grade securities are performing in accordance with contractual terms and are making principal and interest payments as required. The securities in the Corporation's below investment grade portfolio have been issued by 66 corporate borrowers in approximately 45 industries.

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

For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's 1999 Form 10-K for the year ended December 31, 1999.

In 1994, the National Association of Insurance Commissioners (NAIC) developed a risk-based capital model to establish standards which will compare insurance company statutory surplus to required minimum capital based on risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk consisting of investment risk and credit risk; and underwriting risk composed of loss reserve and premiums written risks. Based on current calculations, all of the Ohio Casualty Group companies are in excess of the necessary capital to conform with the risk-based capital model.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Ohio and Indiana Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Group has not estimated the potential effect of the Codification guidance.

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance
companies.   Even after considering investment income, total returns in
California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest. In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Group expected the commissioner to rule sometime after the election in November 1998, but he has so far failed to do so. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Group would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Group's Constitutional argument that this rollback is confiscatory. The Group does not believe it is possible to pinpoint a specific rollback that may be required that is the most probable. The Group has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $51.1 million at March 31, 2000.

In December 1992, the Group stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the Group.

Ohio Casualty Corporation did not repurchase any of its shares during the first quarter. The Corporation has remaining authorization to repurchase 1,649,824 additional shares.

The Corporation successfully moved into the Year 2000 without impact or interruption to the business as a result of Year 2000 computer problems. Though no Year 2000 problems have occurred or are anticipated, the Corporation continues to monitor the situation in order to be able to address any future issues in a timely fashion. The total related cost of the Year 2000 project was $2.8 million through March 31, 2000. The Corporation expects that Year 2000 project costs incurred in 2000, if any, will be immaterial.


From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; Year 2000 issues; ability of Ohio Casualty to integrate and to retain any acquired insurance business; and general economic and market conditions.

PART II


Item 1.   Legal Proceedings - None


Item 2.   Changes in Securities -

	  On March 23, 2000, Ohio Casualty Corporation ("Ohio Casualty") granted an option to purchase 15,000 common shares, $.125 par value (the "common shares"), to each of ten continuing directors of Ohio Casualty (for an aggregate of 150,000 common shares), in lieu of the payment of any cash annual retainer in respect of serving as a director during the year 2000. The exercise price of each option is $13.125, the closing price of the Company's common shares on The Nasdaq National Market on the grant date. Each option becomes exercisable in two equal annual installments beginning on the first anniversary of the grant date and has a stated term of 10 years.

	  If a director ceases to be a member of the Board of Directors of Ohio Casualty because of his/her death or disability or retirement, his/her option would vest and become fully exercisable and must be exercised within 12 months after the director ceases to serve as such, subject to the stated term of the option and a six-month holding requirement prior to exercise. If a director's status is terminated for any other reason, the director would be able to exercise only the vested portion of his/her option. Such exercise must occur within three months after the director ceases to be such, subject to the stated term of the option.

	  On February 29, 2000, Ohio Casualty also granted an option ( the "Woodall Option") to purchase 20,000 common shares, to William L. Woodall, (the "Optionee") as part of Mr. Woodall's compensation package following his appointment as President and Chief Executive Officer of the Company. The exercise price of the option is $12.375, the closing price of the Company's common shares on The Nasdaq National Market on the grant date. The Woodall Option becomes exercisable in two equal annual installments beginning on the first anniversary of the grant date and has a stated term of 10 years.

	  If the Optionee ceases to be an employee of the Company because of death, disability or retirement, the Woodall Option would vest and become fully exercisable and must be exercised within 3 years following the date the Optionee's termination of employment, subject to the stated terms of the Woodall option and a six-month holding requirement prior to exercise. If the Optionee ceases to be an employee of the Company or any subsidiary of the Company for any other reason, the Woodall Option would be cancelled by the Company without consideration.

	  Ohio Casualty granted the options described above in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom the options were granted and the status of each individual as a director and or executive officer of the Company.

Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to a Vote of Security Holders -

	  At the annual meeting on April 26, 2000, shareholders voted on board of director seats for three year terms. Those elected were:

	  Jack E. Brown:  For 53,048,550; against/abstentions 1,453,232
	  Vaden Fitton:  For 53,108,289; against/abstentions 1,393,493
	  Howard L. Sloneker III: For 49,441,508; against/abstentions 5,060,274

	  Those directors whose term of office continued after the meeting were: Terrence J. Baehr, Arthur J. Bennert, Catherine Dolan, Wayne
	  R. Embry, Stephen S. Marcum, Stanley N. Pontius and William L.
	  Woodall.

	  At the annual meeting on April 26, 2000, shareholders approved an amendment to the Company's Code of Regulations to permit electronic voting of shareholder proxies.

	  At the annual meeting on April 26, 2000, shareholders approved an amendment to the Amended Articles of Incorporation of the Corporation to change the location of the Corporation's principal office.


Item 5.   Other Information - None


Item 6.   Exhibits and reports on Form 8-K -

	  (a)    Exhibits

	  10.1   Stock Option Agreement for Directors' year 2000 grant.

	  10.2   Stock Option Agreement for Chief Executive Officer year
		 2000 grant.

	  27     Financial Data Schedule.

	  (b)    Reports on Form 8-K

		 The Corporation filed a Form 8-K on February 24, 2000, announcing the resignation of Lauren N. Patch and appointment of William L. Woodall as President and Chief Executive Officer.

		 The Corporation filed Form 8-K on March 15, 2000, announcing the retirement of Barry S. Porter as Chief Financial Officer.

				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				       OHIO CASUALTY CORPORATION
				    -------------------------------
					       (Registrant)



				    /s/ Elizabeth M. Riczko
May 15, 2000                        ------------------------------------------
				    Elizabeth M. Riczko, Senior Vice President
				    (on behalf of Registrant and as
				     Principal Accounting Officer)