Form 10-Q
period 2000-06-30
OHIO CASUALTY CORP
filed 2000-08-14
CIK 73952

==============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2000.

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

		      9450 Seward Road, Fairfield, Ohio
		  (Address of principal executive offices)

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

						 Yes   X       No

   The aggregate market value as of August 1, 2000 of the voting stock held by non-affiliates of the registrant was $483,283,677.

   On August 1, 2000 there were 60,074,679 shares outstanding.


				Page 1 of 17
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		   Ohio Casualty Corporation & Subsidiaries
			 CONSOLIDATED BALANCE SHEET
						     June 30,         December 31,
(In thousands, except per share data) (Unaudited)      2000               1999
----------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,420,376 and $2,408,201)      $ 2,394,865        $ 2,376,973
      Equity securities, at fair value
	  (cost:   $191,345 and $161,498)              660,479            698,129
      Short-term investments, at fair value
	  (cost:   $67,152 and $104,446)                67,152            104,398
----------------------------------------------------------------------------------
      Total investments                              3,122,496          3,179,500
Cash                                                    47,228             45,559
Premiums and other receivables, net of allowance
      for bad debts of $9,030 and $9,338,
      respectively                                     406,913            366,202
Deferred policy acquisition costs                      180,983            177,745
Property and equipment, net of accumulated
      depreciation of $116,998 and $113,541,
      respectively                                      94,882             94,670
Reinsurance recoverable                                149,723            139,021
Agent relationships, net of accumulated amortization
      of $19,185 and $13,298, respectively             273,011            293,565
Other assets                                            98,655            180,182
----------------------------------------------------------------------------------
      Total assets                                 $ 4,373,891        $ 4,476,444
==================================================================================

Liabilities
Insurance reserves:
   Unearned premiums                               $   750,808        $   725,399
   Losses                                            1,586,335          1,544,967
   Loss adjustment expenses                            368,433            363,488
Notes payable                                          221,121            241,446
California Proposition 103 reserve                      51,707             50,486
Deferred income taxes                                   18,660             62,843
Other liabilities                                      359,484            336,828
----------------------------------------------------------------------------------
      Total liabilities                              3,356,548          3,325,457

Shareholders' Equity
Common stock, $.0625  par value                          5,901              5,901
   Authorized:   150,000 shares
   Issued:   94,418
Additional paid-in capital                               4,204              4,286
Common stock purchase warrants                          21,138             21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of applicable
      income taxes                                     300,136            329,354
Retained earnings                                    1,139,224          1,243,463
Treasury stock, at cost:
   (Shares:  34,343; 34,335)                          (453,260)          (453,155)
----------------------------------------------------------------------------------
      Total shareholders' equity                     1,017,343          1,150,987
----------------------------------------------------------------------------------
      Total liabilities and shareholders' equity   $ 4,373,891        $ 4,476,444
==================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

		   Ohio Casualty Corporation & Subsidiaries
		       STATEMENT OF CONSOLIDATED INCOME
							      Three Months
							      Ended June 30,
(in thousands, except per share data) (Unaudited)         2000              1999
-----------------------------------------------------------------------------------
Premiums and finance charges earned                  $   369,874       $   374,309
Investment income less expenses                           49,275            41,013
Investment gains (losses) realized, net                   (2,387)          167,340
-----------------------------------------------------------------------------------
	 Total revenues                                  416,762           582,662

Losses and benefits for policyholders                    276,618           257,724
Loss adjustment expenses                                  40,579            44,861
General operating expenses                                38,242            42,303
Amortization of agent relationships                        2,818             3,094
Amortization of deferred policy acquisition costs         98,590           100,074
Restructuring charge                                           0                 2
California Proposition 103 reserve, including
  interest                                                   611               611
-----------------------------------------------------------------------------------
	 Total expenses                                  457,458           448,669
-----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                   (40,696)          133,993
Income tax (benefit) expense:
   Current                                               (12,098)           34,981
   Deferred                                              (20,400)            2,339
-----------------------------------------------------------------------------------
	 Total income tax (benefit) expense              (32,498)           37,320
-----------------------------------------------------------------------------------
Income (loss) before discontinued operations              (8,198)           96,673
Income from discontinued operations, net of taxes of
   $0 and $150, respectively                                   0               104
-----------------------------------------------------------------------------------
Net income (loss)                                    $    (8,198)      $    96,777
===================================================================================

Other comprehensive income (loss), net of taxes:
   Net decrease in unrealized gains, net decrease
      in tax expense of $(5,458) and $(60,684),
      respectively                                       (10,138)         (112,696)
-----------------------------------------------------------------------------------
Comprehensive income (loss)                          $   (18,336)      $   (15,919)
===================================================================================

Average shares outstanding - basic*                       60,075            61,376
===================================================================================

Earnings per share - basic:*
Income (loss) from continuing operations, per share  $     (0.14)      $      1.58
Income from discontinued operations, per share              0.00              0.00
-----------------------------------------------------------------------------------
Net income (loss), per share                         $     (0.14)      $      1.58

Average shares outstanding - diluted*                     60,075            61,400
===================================================================================

Earnings per share - diluted:*
Income (loss) from continuing operations, per share  $     (0.14)      $      1.58
Income from discontinued operations, per share              0.00              0.00
-----------------------------------------------------------------------------------
Net income (loss), per share                         $     (0.14)      $      1.58

Cash dividends, per share                            $      0.12       $      0.23
===================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

*1999 adjusted for 2 for 1 stock split effective July 22, 1999

		   Ohio Casualty Corporation & Subsidiaries
		       STATEMENT OF CONSOLIDATED INCOME
								Six Months
							      Ended June 30,
(in thousands, except per share data) (Unaudited)         2000              1999
-----------------------------------------------------------------------------------
Premiums and finance charges earned                  $   757,062       $   758,854
Investment income less expenses                          101,068            82,822
Investment gains (losses)  realized, net                  (8,695)          168,243
-----------------------------------------------------------------------------------
	 Total revenues                                  849,435         1,009,919

Losses and benefits for policyholders                    571,255           489,477
Loss adjustment expenses                                  87,729            78,922
General operating expenses                                80,449            85,092
Amortization of agent relationships                        5,886             6,188
Write-down of agent relationships                         42,169                 0
Amortization of deferred policy acquisition costs        197,449           200,043
Restructuring charge                                          22               200
California Proposition 103 reserve, including interest     1,222             1,222
-----------------------------------------------------------------------------------
	 Total expenses                                  986,181           861,144
-----------------------------------------------------------------------------------

Income (loss) from continuing operations
   before income taxes                                  (136,746)          148,775
Income tax (benefit) expense:
   Current                                               (25,084)           37,218
   Deferred                                              (28,451)            3,167
-----------------------------------------------------------------------------------
	 Total income tax (benefit) expense              (53,535)           40,385
-----------------------------------------------------------------------------------

Income (loss) before discontinued operations             (83,211)          108,390
Income from discontinued operations, net of taxes of
   $0 and $(352), respectively                                 0             1,899
Cumulative effect of accounting change, net of taxes           0            (2,255)
-----------------------------------------------------------------------------------
Net income (loss)                                    $   (83,211)      $   108,034
===================================================================================

Other comprehensive income (loss), net of taxes:
   Net decrease in unrealized gains, net decrease
      in tax expense of $(15,732) and $(75,528),
      respectively                                       (29,218)         (140,265)
-----------------------------------------------------------------------------------
Comprehensive income (loss)                          $  (112,429)      $   (32,231)
===================================================================================

Average shares outstanding - basic*                       60,077            61,830
===================================================================================

Earnings per share - basic:*
Income (loss) from continuing operations, per share  $     (1.39)      $      1.75
Income from discontinued operations, per share              0.00              0.03
Effect of change in accounting principle (net of taxes)     0.00             (0.03)
-----------------------------------------------------------------------------------
Net income (loss), per share                         $     (1.39)      $      1.75

Average shares outstanding - diluted*                     60,077            61,860
===================================================================================

Earnings per share - diluted:*
Income (loss) from continuing operations, per share  $     (1.39)      $      1.75
Income from discontinued operations, per share              0.00              0.03
Effect of change in accounting principle (net of taxes)     0.00             (0.03)
-----------------------------------------------------------------------------------
Net income (loss), per share                         $     (1.39)      $      1.75

Cash dividends, per share                            $      0.35       $      0.46
===================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

*1999 adjusted for 2 for 1 stock split effective July 22, 1999

			 Ohio Casualty Corporation and Subsidiaries
				  STATEMENT OF CONSOLIDATED
				     SHAREHOLDERS' EQUITY


									    Accumulated
					     Additional      Common            other                                   Total
(in thousands, except per         Common       paid-in   stock purchase    comprehensive    Retained    Treasury   shareholders'
share data) (Unaudited)            Stock       capital      warrants           income       earnings     stock        equity
--------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 1999                  $ 5,850       $ 4,186      $ 21,138        $ 511,816     $ 1,185,349  $ (407,358)  $ 1,320,981

Unrealized loss                                                              (215,793)                                 (215,793)
Deferred income tax benefit on
  net unrealized loss                                                          75,528                                    75,528
Net issuance of treasury
  stock under stock option
  plan (18 shares)*                                126                                                        212           338
Repurchase of treasury
  stock  (1,478 shares)*                                                                                  (29,389)      (29,389)
Net income                                                                                    108,034                   108,034
Cash dividends paid
  ($.46 per share)*                                                                           (28,466)                  (28,466)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 1999                    $ 5,850       $ 4,312      $ 21,138        $ 371,551     $ 1,264,917  $ (436,535)  $ 1,231,233
================================================================================================================================

Balance
January 1, 2000                  $ 5,901       $ 4,286      $ 21,138        $ 329,354     $ 1,243,463  $ (453,155)  $ 1,150,987

Unrealized loss                                                               (44,950)                                  (44,950)
Deferred income tax benefit on
  net unrealized loss                                                          15,732                                    15,732
Net forfeiture of stock
  under stock award
  plan (8 shares)                                  (82)                                                      (105)         (187)
Net loss                                                                                      (83,211)                  (83,211)
Cash dividends paid
  ($.35 per share)                                                                            (21,028)                  (21,028)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2000                    $ 5,901       $ 4,204      $ 21,138        $ 300,136     $ 1,139,224  $ (453,260)  $ 1,017,343
================================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

*Adjusted for 2 for 1 stock split effective July 22, 1999


		  Ohio Casualty Corporation and Subsidiaries
		     STATEMENT OF CONSOLIDATED CASH FLOWS
								Six Months
							       Ended June 30,
(in thousands) (Unaudited)                                2000                1999
-------------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                              $   (83,211)        $   108,034
      Adjustments to reconcile net income to cash
       from operations:
	 Changes in:
	    Insurance reserves                            71,722              21,350
	    Income taxes                                 (39,524)             36,820
	    Premiums and other receivables               (40,711)            (66,528)
	    Deferred policy acquisition costs             (3,238)             (1,414)
	    Reinsurance recoverable                      (20,141)             14,217
	    Other assets                                  74,345             (17,204)
	    Other liabilities                             19,396             (31,747)
	    California Proposition 103 reserves            1,222               1,222
	 Amortization and write-down of agent
	   relationships                                  48,055               6,188
	 Depreciation and amortization                     7,840              15,896
	 Investment (gains) losses                         8,695            (169,443)
	 Cumulative effect of an accounting change             0               2,255
-------------------------------------------------------------------------------------
	    Net cash generated (used) by operating
	      activities                                  44,450             (80,354)
-------------------------------------------------------------------------------------

Investments
   Purchase of investments:
      Fixed income securities - available for sale      (527,636)           (701,362)
      Equity securities                                  (30,119)             (7,881)
   Proceeds from sales:
      Fixed income securities - available for sale       451,693             502,982
      Equity securities                                   17,186             262,836
   Proceeds from maturities and calls:
      Fixed income securities - available for sale        43,604              61,857
      Equity securities                                   10,200               3,000
   Property and equipment
      Purchases                                           (5,381)            (21,232)
      Sales                                                1,712                 257
-------------------------------------------------------------------------------------
	 Net cash generated (used) from investing
	   activities                                    (38,741)            100,457
-------------------------------------------------------------------------------------

Financing
   Notes payable:
      Repayments                                         (20,325)            (10,000)
   Proceeds from exercise of stock options                    67                 106
   Purchase of treasury stock                                  0             (29,389)
   Dividends paid to shareholders                        (21,028)            (28,466)
-------------------------------------------------------------------------------------
	 Net cash used in financing activities           (41,286)            (67,749)
-------------------------------------------------------------------------------------

Net change in cash and cash equivalents                  (35,577)            (47,646)
Cash and cash equivalents, beginning of period           149,957             305,002
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   114,380         $   257,356
=====================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-85 of the Corporation's 1999 Form 10-K, Item 14.

All per share amounts adjusted for July 22, 1999 2 for 1 stock dividend.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. Based on current estimates, the Corporation expects the adoption of SFAS 133 to have an immaterial impact on financial results. In June 1999, the FASB issued SFAS 137 which deferred the effective date of adoption of SFAS 133 for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation).

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

				       Three months ended      Six months ended
					     June 30                 June 30
					 2000       1999         2000        1999
					 ----       ----         ----        ----
Income (loss) from continuing
  operations                          $ (8,198)   $96,673     $(83,211)   $108,390

Weighted average common shares
   outstanding - basic                  60,075     61,376       60,077      61,830

Basic income (loss) from continuing
   operations - per average share     $  (0.14)   $  1.58     $  (1.39)   $   1.75
===================================================================================

Weighted average common shares
  outstanding                           60,075     61,376       60,077      61,830

Effect of dilutive securities                0         24            0          30
-----------------------------------------------------------------------------------

Weighted average common shares
   outstanding - diluted                60,075     61,400       60,077      61,860

Diluted income (loss) from continuing
   operations - per average share     $  (0.14)   $  1.58     $  (1.39)   $   1.75
===================================================================================
1999 adjusted for July 22, 1999 2 for 1 stock split

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

		       Six months ended June 30
			     (in thousands)
Private Passenger Auto - Agency                2000             1999
-----------------------------------------------------------------------
Net premiums written                       $232,584           $285,496
  % Increase (decrease)                     (18.5)%             12.2%
Net premiums earned                         230,840            259,541
  % Increase (decrease)                     (11.1)%              4.8%
Underwriting gain/(loss)
   (before tax)                             (40,586)            (9,935)
Loss ratio                                   79.4%              65.9%
Loss expense ratio                           13.0%              11.1%
Underwriting expense ratio                   25.0%              24.4%
Combined ratio                              117.4%             101.4%
Impact of catastrophe losses on
  combined ratio                              1.3%               0.9%

Private Passenger Auto - Direct               2000               1999
------------------------------------------------------------------------
Net premiums written                        $5,936             $9,559
  % Increase (decrease)                    (37.9)%                N/A
Net premiums earned                          7,484              5,404
  % Increase (decrease)                     38.5%                 N/A
Underwriting gain (loss)
   (before tax)                             (9,262)            (6,729)
Loss ratio                                 133.9%             129.0%
Loss expense ratio                          19.2%              16.3%
Underwriting expense ratio                  89.0%              44.8%
Combined ratio                             242.1%             190.1%
Impact of catastrophe losses on
  combined ratio                             1.0%                 N/A

CMP, Fire, Inland Marine                     2000                1999
------------------------------------------------------------------------
Net premiums written                     $163,227            $150,896
  % Increase (decrease)                     8.2%               38.7%
Net premiums earned                       155,623             148,306
  % Increase (decrease)                     4.9%               42.6%
Underwriting gain (loss)
  (before tax)                            (30,561)            (43,887)
Loss ratio                                 66.0%               76.1%
Loss expense ratio                         11.5%               10.6%
Underwriting expense ratio                 40.2%               42.2%
Combined ratio                            117.7%              128.9%
Impact of catastrophe losses on
  combined ratio                            6.0%                9.7%

General Liability                            2000                1999
------------------------------------------------------------------------
Net premiums written                      $41,836             $45,785
  % Increase (decrease)                    (8.6)%              13.3%
Net premiums earned                        39,591              34,966
  % Increase (decrease)                    13.2%               (8.5)%
Underwriting gain (loss)
  (before tax)                            (15,852)            (13,856)
Loss ratio                                 64.4%               57.2%
Loss expense ratio                         24.1%               16.8%
Underwriting expense ratio                 48.8%               50.1%
Combined ratio                            137.3%              124.1%

Umbrella                                     2000                1999
------------------------------------------------------------------------
Net premiums written                      $33,868            $26,645
  % Increase (decrease)                    27.1%             174.9%
Net premiums earned                        31,941             27,209
  % Increase (decrease)                    17.4%             196.8%
Underwriting gain (loss)
   (before tax)                             4,216             20,420
Loss ratio                                 45.9%              (2.9)%
Loss expense ratio                          4.0%              (8.3)%
Underwriting expense ratio                 34.8%              36.9%
Combined ratio                             84.7%              25.7%

Workers' Compensation                        2000                1999
------------------------------------------------------------------------
Net premiums written                     $101,390             $84,601
  % Increase (decrease)                    19.8%               70.8%
Net premiums earned                        96,366              87,755
  % Increase (decrease)                     9.8%               83.1%
Underwriting gain (loss)
   (before tax)                           (41,345)             (8,911)
Loss ratio                                 97.6%               59.8%
Loss expense ratio                         11.7%               11.9%
Underwriting expense ratio                 31.9%               39.9%
Combined ratio                            141.2%              111.6%

Commercial Auto                              2000                1999
------------------------------------------------------------------------
Net premiums written                      $94,748             $89,852
  % Increase (decrease)                     5.4%               24.6%
Net premiums earned                        86,919              85,436
  % Increase (decrease)                     1.7%               25.0%
Underwriting gain (loss)
   (before tax)                           (23,614)            (13,055)
Loss ratio                                 76.9%               66.2%
Loss expense ratio                         10.3%               11.4%
Underwriting expense ratio                 36.7%               35.8%
Combined ratio                            123.9%              113.4%
Impact of catastrophe losses
  on combined ratio                         0.4%                1.1%

Homeowners                                   2000                1999
------------------------------------------------------------------------
Net premiums written                      $83,405             $88,600
  % Increase(decrease)                     (5.9)%               1.0%
Net premiums earned                        89,040              91,528
  % Increase (decrease)                    (2.7)%               4.3%
Underwriting gain (loss)
   (before tax)                           (22,756)            (28,175)
Loss ratio                                 81.4%               87.7%
Loss expense ratio                          7.7%                9.6%
Underwriting expense ratio                 38.9%               34.6%
Combined ratio                            128.0%              131.9%
Impact of catastrophe losses
  on combined ratio                        14.3%               14.9%

Fidelity & Surety                            2000                1999
------------------------------------------------------------------------
Net premiums written                      $19,860             $19,387
  % Increase (decrease)                     2.4%                4.1%
Net premiums earned                        18,658              18,488
  % Increase (decrease)                     0.9%                4.3%
Underwriting gain (loss)
   (before tax)                             4,124               4,741
Loss ratio                                  8.4%                3.4%
Loss expense ratio                          2.9%                4.7%
Underwriting expense ratio                 62.6%               63.2%
Combined ratio                             73.9%               71.3%

Total Property & Casualty                    2000                1999
------------------------------------------------------------------------
Net premiums written                     $776,854            $800,821
  % Increase (decrease)                    (3.0)%              24.9%
Net premiums earned                       756,462             758,633
  % Increase (decrease)                    (0.3)%              22.2%
Underwriting gain (loss)
   (before tax)                          (175,636)            (99,387)
Loss ratio                                 75.5%               65.9%
Loss expense ratio                         11.6%               10.4%
Underwriting expense ratio                 35.2%               34.9%
Combined ratio                            122.3%              111.2%
Impact of catastrophe losses
  on combined ratio                         3.4%                4.1%

All other                                    2000                1999
------------------------------------------------------------------------
Revenues                                  $ 2,423              $7,985
Expenses                                    8,155               8,649
------------------------------------------------------------------------
Net income (loss)                         $(5,732)             $ (664)

Reconciliation of Revenues                   2000                1999
------------------------------------------------------------------------
Net premiums earned for
  reportable segments                    $756,462            $758,633
Investment income                          99,112              84,730
Realized gains (losses)                      (469)            158,010
Miscellaneous income                          341                  93
------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)              855,446           1,001,466
Property and casualty statutory
  to GAAP adjustment                       (8,434)                468
------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                   847,012           1,001,934
Other segment revenues                      2,423               7,985
------------------------------------------------------------------------
Total revenues                           $849,435          $1,009,919
========================================================================

Reconciliation of Underwriting
  gain (loss) (before tax)                   2000                1999
------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (Statutory basis)                     $(175,636)           $(99,387)
Statutory to GAAP adjustment              (42,438)              5,734
------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                             (218,074)            (93,653)
Net investment income                     101,068              82,822
Realized gains (losses)                    (8,695)            168,243
Other income (losses)                     (11,045)             (8,637)
------------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes          $(136,746)           $148,775
========================================================================

				      9

		       Three months ended June 30
			       (in thousands)
Private Passenger Auto - Agency              2000                1999
------------------------------------------------------------------------
Net premiums written                     $111,834            $137,585
  % Increase (decrease)                   (18.7)%               6.8%
Net premiums earned                       109,744             129,640
  % Increase (decrease)                   (15.3)%               2.9%
Underwriting gain (loss)
   (before tax)                           (16,892)             (9,807)
Loss ratio                                 77.5%               69.2%
Loss expense ratio                         11.5%               11.6%
Underwriting expense ratio                 25.9%               25.2%
Combined ratio                            114.9%              106.0%
Impact of catastrophe losses on
  combined ratio                            2.4%                1.6%

Private Passenger Auto - Direct              2000                1999
------------------------------------------------------------------------
Net premiums written                       $1,812              $4,322
  % Increase (decrease)                   (58.1)%                 N/A
Net premiums earned                         3,596               3,316
  % Increase (decrease)                     8.4%                  N/A
Underwriting gain (loss)
   (before tax)                            (4,220)             (2,551)
Loss ratio                                128.0%              106.3%
Loss expense ratio                         26.2%               13.1%
Underwriting expense ratio                125.2%               44.1%
Combined ratio                            279.4%              163.5%
Impact of catastrophe losses on
  combined ratio                            2.0%                  N/A

CMP, Fire, Inland Marine                     2000                1999
------------------------------------------------------------------------
Net premiums written                      $82,683             $75,971
  % Increase (decrease)                     8.8%               35.2%
Net premiums earned                        78,349              74,513
  % Increase (decrease)                     5.1%               42.4%
Underwriting gain (loss)
   (before tax)                           (16,798)            (29,144)
Loss ratio                                 68.5%               82.4%
Loss expense ratio                         10.7%               13.2%
Underwriting expense ratio                 40.0%               42.7%
Combined ratio                            119.2%              138.3%
Impact of catastrophe losses on
  combined ratio                            9.8%               15.0%

General Liability                            2000                1999
------------------------------------------------------------------------
Net premiums written                      $21,139             $25,881
  % Increase (decrease)                   (18.3)%              22.7%
Net premiums earned                        18,474              13,114
  % Increase (decrease)                    40.9%              (30.1)%
Underwriting gain (loss)
   (before tax)                           (10,257)            (16,231)
Loss ratio                                 78.1%               89.3%
Loss expense ratio                         21.4%               40.7%
Underwriting expense ratio                 49.0%               47.5%
Combined ratio                            148.5%              177.5%

Umbrella                                     2000                1999
------------------------------------------------------------------------
Net premiums written                      $17,200             $14,387
  % Increase (decrease)                    19.6%              193.0%
Net premiums earned                        16,703              18,178
  % Increase (decrease)                    (8.1)%             290.3%
Underwriting gain (loss)
   (before tax)                             2,491              16,917
Loss ratio                                 40.1%              (10.7)%
Loss expense ratio                          6.4%               (9.4)%
Underwriting expense ratio                 37.5%               34.1%
Combined ratio                             84.0%               14.0%

Workers' Compensation                        2000                1999
------------------------------------------------------------------------
Net premiums written                      $44,555             $37,475
  % Increase (decrease)                    18.9%               54.0%
Net premiums earned                        46,761              37,327
  % Increase (decrease)                    25.3%               60.5%
Underwriting gain (loss)
   (before tax)                           (15,996)            (12,922)
Loss ratio                                 89.3%               75.2%
Loss expense ratio                         13.5%               16.4%
Underwriting expense ratio                 33.0%               42.8%
Combined ratio                            135.8%              134.4%

Commercial Auto                              2000                1999
------------------------------------------------------------------------
Net premiums written                      $46,920             $46,728
  % Increase (decrease)                     0.4%               27.9%
Net premiums earned                        43,149              42,934
  % Increase (decrease)                     0.5%               26.6%
Underwriting gain (loss)
   (before tax)                           (14,468)             (6,006)
Loss ratio                                 83.5%               65.3%
Loss expense ratio                          9.9%               10.5%
Underwriting expense ratio                 36.8%               35.1%
Combined ratio                            130.2%              110.9%
Impact of catastrophe losses on
  combined ratio                            0.6%                1.5%

Homeowners                                   2000                1999
------------------------------------------------------------------------
Net premiums written                      $45,306             $51,122
  % Increase (decrease)                   (11.4)%               7.2%
Net premiums earned                        43,531              45,874
  % Increase (decrease)                    (5.1)%               5.2%
Underwriting gain (loss)
   (before tax)                           (11,386)            (18,472)
Loss ratio                                 79.6%               92.7%
Loss expense ratio                          7.0%               10.5%
Underwriting expense ratio                 37.9%               33.3%
Combined ratio                            124.5%              136.5%
Impact of catastrophe losses on
  combined ratio                           18.2%               21.9%

Fidelity & Surety                            2000                1999
------------------------------------------------------------------------
Net premiums written                      $10,762              $9,986
  % Increase (decrease)                     7.8%                1.3%
Net premiums earned                         9,439               9,214
  % Increase (decrease)                     2.4%                3.8%
Underwriting gain (loss)
   (before tax)                             3,217               2,269
Loss ratio                                 (3.4)%               4.0%
Loss expense ratio                         (0.5)%               4.8%
Underwriting expense ratio                 61.2%               61.4%
Combined ratio                             57.3%               70.2%

Total Property & Casualty                    2000                1999
------------------------------------------------------------------------
Net premiums written                     $382,211            $403,457
  % Increase (decrease)                    (5.3)%              22.5%
Net premiums earned                       369,746             374,110
  % Increase (decrease)                    (1.2)%              20.1%
Underwriting gain (loss)
   (before tax)                           (84,309)            (75,947)
Loss ratio                                 74.8%               70.4%
Loss expense ratio                         11.0%               12.0%
Underwriting expense ratio                 35.8%               35.2%
Combined ratio                            121.6%              117.6%
Impact of catastrophe losses on
   combined ratio                           5.0%                6.3%

				      10

All other                                    2000                1999
------------------------------------------------------------------------
Revenues                                  $ 1,264              $8,361
Expenses                                    3,532               3,676
------------------------------------------------------------------------
Net income (loss)                         $(2,268)             $4,685

Reconciliation of Revenues                   2000                1999
------------------------------------------------------------------------
Net premiums earned for
  reportable segments                    $369,746            $374,110
Investment income                          48,339              42,263
Realized gains (losses)                      (701)            156,932
Miscellaneous income                           (3)                 50
------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)              417,381             573,355
Property and casualty statutory to
  GAAP adjustment                          (1,883)                946
------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                   415,498             574,301
Other segment revenues                      1,264               8,361
------------------------------------------------------------------------
Total revenues                           $416,762            $582,662
========================================================================

Reconciliation of Underwriting
  gain (loss) (before tax)                   2000                1999
------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (Statutory basis)                      $(84,309)           $(75,947)
Statutory to GAAP adjustment                1,381               5,657
------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (GAAP basis)                            (82,928)            (70,290)
Net investment income                      49,275              41,013
Realized gains (losses)                    (2,387)            167,340
Other income                               (4,656)             (4,070)
------------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes           $(40,696)           $133,993
========================================================================

NOTE V - AGENT RELATIONSHIPS

During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-down of the agent relationships asset by $42.2 million, with an after-tax impact of $.55 per share. The agent relationship is the identified intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. The Managing General Agents accounted for $48.0 million in commercial lines premium written, of which $29.0 million was workers' compensation. This business is being non-renewed as permitted by law and contractual agreements. The Group believes this termination of the Managing General Agents will give it better control of its underwriting and pricing practices. The remaining portion of the agent relationships will be amortized on a straight line basis over the balance of the twenty-five year period.

In the second quarter of 2000, the Corporation announced the final payment to American Financial Group for the December 1, 1998 acquisition of the Commercial Lines Division of Great American Insurance Company to be approximately $27.5 million. The purchase agreement called for an additional payment of up to $40.0 million if annualized revenue production of the transferred agents equaled or exceeded production for the twelve months prior to the acquisition. This amount will be added to the agent relationships asset for the acquisition and amortized over the remaining 23.5 years. Additional information related to agent relationships is included in Item 14,
Note 1G, Accounting Policies on page 45 of the Corporation's 1999 Form 10-K.


NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in its 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. During 1999, the Corporation reduced $5.3 million of the liability, of which $2.9 million was due to payments under leases and $2.4 million was due to changes in assumptions used to establish the initial reserve. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve, $4.7 million at December 31, 1999, will continue to remain as leases expire in 2000. Through the second quarter of 2000, the Corporation further reduced $1.6 million of the liability. Of the $1.6 million, $.02 million related to changes in assumptions used to establish the initial reserve. The balance in the restructuring reserve was $3.1 million at June 30, 2000.

ITEM 2.   Management's  Discussion  and  Analysis  of  Financial  Condition
------    and Results of Operations
	  ------------------------------------------------------------------

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

Property and casualty pre-tax underwriting losses for the six months ended June 30, 2000 were $218.1 million, $3.63 per share, compared with $93.7 million, $1.51 per share for the same period in 1999. The June 30, 2000 results include the effects of the agent relationships write-down taken in the first quarter. The agent relationships write-down amounted to $42.2 million before tax. Additional ceded premiums on experience rated reinsurance covering losses casualty exceeding $1.0 million adversely impacted the underwriting loss by $17.0 million during the period ending June 30, 2000.

Gross premiums for the first six months of 2000 decreased 2.8% for all lines of business compared with 1999. Commercial lines increased 10.6% compared to the same period 1999. This increase was a result of a 5.7% increase in the average renewal price and more opportunity for new business in the commercial lines market. Personal lines decreased 16.1% from the same period last year. This decrease can be attributed to extremely competitive pricing and a decline in New Jersey personal auto premiums written.

Property and casualty net premiums dropped 5.3% for second quarter 2000 and 3.0% year to date compared to 1999. Year-to-date 1999 premiums were higher due to the effects of the New Jersey private passenger automobile annual policy conversion and a New Jersey private passenger automobile rate rollback mandated in mid 1999. Also contributing significantly to the decrease in net premiums written was additional ceded premium on experience rated reinsurance of $17.0 million. Excluding these effects, second quarter 2000 net premiums increased approximately 0.9% against 1999.

Premium from Key Agents grew 4.9% over the same period of 1999. Key Agents work closely with the Group to establish goals to increase profitability, growth and retention. Premiums from non-key active agents fell 2.2% from 1999. Together with new appointments, the year-to-date growth rate for all active agencies was 4.9%.

New Jersey is the Group's largest state with 15.4% of total net premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Group would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Group has paid $3.3 million in 2000 for fiscal year 2001 assessments and paid $3.4 million in 1999 for fiscal year 2000 assessments. The Corporation anticipates future assessments will not materially effect the Corporation's results of operations, financial position or liquidity.

The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999, that mandated a 15% rate reduction for personal auto policies based on a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention provisions. All new policies written on or after that date and all renewal policies written on or after April 27, 1999 reflect the 15% rate reduction. The anticipated impact on the Group is a tradeoff of lower premium rates on personal auto policies for presumably lower losses, but the degree of offset, if any, is uncertain at present. As of June 30, 2000, the Group had personal auto net premium written of $51.7 million, or 43.1% of total premium that the Group writes in New Jersey, compared with $124.4 million or 49.5% at year-end 1999.

In 1999, the state of New Jersey began to require insurance companies to write a portion of their premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is assigned premiums if it does not write the required amount on its own. As of June 30, 2000, the Group has written $3.2 million year to date in UEZ premiums, with $3.9 million in additional assigned premiums. As of June 30, 2000, the loss ratio on the UEZ premiums is 157.2% and the loss ratio on the assigned business is 199.3%.

The combined ratio for the first six months increased 11.1 points to 122.3% from 111.2% from the same period last year. The poor combined ratio is a result of continued price inadequacy, frequent storms, and additional premium cessions on experience rated contracts. The additional premium cessions added
2.7 points to the overall combined ratio.

The year-to-date June 30, 2000 accident year loss ratio is 70.2%. Adverse loss development on prior accident years accounted for the difference between the current accident year-to-date loss ratio and the calendar year-to-date loss ratio of 75.5%.

The underwriting expense ratio through June 30, 2000 was 35.2%, compared with 34.9% in the same period in 1999. Excluding the effects of the additional reinsurance premiums ceded, the expense ratio was 34.4%. This decrease is directly related to the expense reduction efforts. The most significant category of expense improvement is salary expense. Improvement is evident in the second quarter, where salary expense decreased by $4.4 million, or 10.3%, compared to the same quarter of 1999. The employee count as of June 30, 2000 was 3,499, a decrease of 390 employees from the December 31, 1999 employee count of 3,889. The year-to-date 2000 loss adjustment expense ratio increased to 11.6% from 10.4% 1999.

The six-month combined ratio for homeowners decreased 3.9 points to 128.0% from 131.9% in the same period last year. The Group continues to review its exposure to underinsured homeowner properties to maintain adequate replacement cost values on its homeowners book of business. Selected homeowners policies are reviewed upon renewal for a replacement cost valuation and any necessary premium increases are implemented at that time.

Private passenger automobile-agency, the Group's largest line, recorded a 2000 six-month combined ratio of 117.4% increasing from 101.4% in 1999. Private passenger automobile-agency combined ratio rose in part to the effects of the the New Jersey rate rollback and annual policy conversion. The private passenger automobile-agency loss ratio increased 13.5 points to 79.4% from 65.9% in 1999.

Commercial automobile reported a year-to-date combined ratio of 123.9%, an increase of 10.5 points over the year-to-date 1999 combined ratio of 113.4%. Inadequate pricing contributed to this increase. For this line, as well as other commercial lines, price increases are being implemented. However, since price increases apply to policies as they renew over time, the full effect will be realized over the next several quarters in earned premiums.

Workers' compensation combined ratio for the first six months of 2000 increased 29.6 points to 141.2% from 111.6% during the same period last year. The increase in the workers' compensation ratio is due to adverse loss reserve development, especially in prior year loss reserves, which has caused incurred losses to increase significantly. Workers' compensation loss ratio increased
37.8 points to 97.6% from 59.8% in the same period last year.

The general liability combined ratio increased during the year 2000 to 137.3% from 124.1% in 1999. Umbrella combined ratio for the first six months of 2000 increased to 84.7% from 25.7% in 1999. These increases are largely due to adverse development in the first half of 2000. The combined ratio for CMP, fire and inland marine decreased 11.2 points to 117.7% from 128.9% during the first six months of 2000.

The second quarter catastrophe losses were $18.6 million and accounted for 5.0 points on the combined ratio. This compares with $23.8 million and 6.3 points for the same period in 1999. Year-to-date catastrophe losses decreased $5.7 million from $31.3 million in 1999 to $25.6 million in 2000. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the second quarter of 2000 there were 10 catastrophes compared with 13 catastrophes in the second quarter of 1999. The largest catastrophe in each quarter was $4.2 million and $9.6 million, respectively, in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 51 and 52 of the Corporation's 1999 Form 10-K.

For the quarter, property and casualty before-tax investment income was $48.3 million, $.80 per share, increasing from $42.3 million, $.70 per share, for the same period last year. The effective tax rate on investment income for the second quarter of 2000 was 31.0% compared with 24.4% for the comparable period in 1999. The increase in effective tax rate reflects a decreasing tax exempt municipal bond portfolio.

For the second quarter, property and casualty after-tax realized losses were $1.7 million, compared with an after-tax realized gain of $103.9 million for the same period of 1999. The 1999 gain reflects the asset reallocation completed by the Corporation in the second quarter.

Net cash generated by operations was $44.5 million for the first six months of the year compared with net cash used of $80.4 million for the same period in 1999. This change is due to payment received in 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999. Also, 1999 cash used reflected a large payment for the purchase price of the Great American Insurance Company commercial lines division. Shareholder dividend payments were $21.0 million in the first six months of 2000 compared with $28.5 million for the same period in 1999. This decrease was a result of the Corporation's decision to reduce second quarter dividend payments by 47.8%, to $.12 per share, in order to strengthen the financial position of the Corporation.

Ohio Casualty Corporation did not repurchase any of its shares during the second quarter. The Corporation has remaining authorization to repurchase 1,649,824 additional shares.

As of June 30, 2000, the Corporation had $221.1 million of outstanding notes payable. Of the $221.1 million, $215.0 related to the 1997 credit facility that made a $300.0 million revolving line of credit available to the Corporation. The credit agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth and a minimum statutory surplus that must exceed $750.0 million. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. As of June 30, 2000, the Corporation is in compliance with these covenants.
However, further deterioration of operating results, reductions in the equity portfolio valuation, or other changes in surplus, including the effects of Codification, might lead to violations which could ultimately result in default. Additional information related to bank notes payable is included in Item 14, Note 17 Bank Note Payable on page 56 of the Corporation's 1999 Form 10-K.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

						  June 30,     December 31,
						    2000          1999
----------------------------------------------------------------------------
Below investment grade securities:
    Carrying value                                 $147.9        $175.2
    Amortized cost                                  167.6         187.1

Unrated securities:
    Carrying value                                 $266.3        $303.2
    Amortized cost                                  271.2         310.0

Utilizing ratings provided by other agencies, such as the NAIC, the Corporation categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

						  June 30,     December 31,
						    2000          1999
----------------------------------------------------------------------------
Below investment grade securities at
    carrying value                                 $147.9        $175.2

Other rating agencies categorizing unrated
    securities as below investment grade             39.0           8.7
						   ------        ------
Below investment grade securities at
    carrying value                                 $186.9        $213.9

The securities in the Corporation's below investment grade portfolio have been issued by 76 corporate borrowers in approximately 49 industries.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers which issue securities rated below investment grade is significantly greater because these securities are generally unsecured and often subordinated to other debt and these borrowers are often highly leveraged and are more sensitive to adverse economic conditions such as a recession or a sharp increase in interest rates. Current liquidity needs are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances. Investment grade securities are also subject to significant adverse risks including the risks of re-leveraging and changes in control of the issuer. In most instances, investors are unprotected with respect to such risks, the effects of which can be substantial.

For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's 1999 Form 10-K for the year ended December 31, 1999.

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous rating of the Group. During the second quarter of 2000, A. M. Best and Standard and Poor's (S&P) Rating Services downgraded the Group's financial strength ratings. The Group's A.M. Best rating moved from "A+" (superior) to "A" (excellent) and the S&P rating moved from "A" to "BBB+". S&P also downgraded the Group in the first quarter from "A+" to "A". A. M. Best cited earnings deterioration, increased operating leverage, and significant management changes as reasons for the rating change. S&P focused on poor underwriting results, earnings volatility due to catastrophe losses, and an aggressive investment strategy. A. M. Best and S&P both recognized the Group's strong capitalization and expense reduction efforts as positive attributes. Moody's Investors Service affirmed the Group's "A2" rating based on capitalization and expense reduction measures, in addition to sound investment, liquidity, reserves, and risk management. All three rating agencies recognized the shift in management focus to improve underwriting.

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance
companies.   Even after considering investment income, total returns in
California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest. In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. Her ruling was sent to the California Commissioner of Insurance to be accepted, rejected or modified. The Group expected the commissioner to rule sometime after the election in November 1998. To date, there has been no ruling. The asserted rollbacks to date have ranged from $24.4 million to $61.2 million. The Administrative Law Judge indicates clearly in her ruling that by her calculation the Group would have lost approximately $1.0 million on 1989 operations if a rollback of $24.4 million were imposed. Given that conclusion, it is clear that any assessment greater than $24.4 million would strengthen the Group's Constitutional argument that this rollback is confiscatory. The Group does not believe it is possible to pinpoint a specific rollback that may be required that is the most probable. The Group has established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brings the total reserve to $51.7 million at June 30, 2000.

In December 1992, the Group stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, subsidiary American Fire and Casualty remains in the state to wind down the affairs of the Group.

During the second quarter of 2000, the Corporation restructured its Avomark Insurance Company operations with an internet-only strategy. As part of this restructuring, the Company completed an asset purchase agreement for the sale of the Avomark Call Center. Under this agreement, the buyer purchased certain assets used in the call operation and entered into a new lease on the Call Center property, thereby canceling the Company's obligations with its former lease. This restructuring also eliminated 114 budgeted positions. The total annual savings is approximately $7.5 million.

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

The Corporation successfully moved into the Year 2000 without impact or interruption to the business as a result of Year 2000 computer problems. Though no Year 2000 problems have occurred or are anticipated, the Corporation continues to monitor the situation in order to be able to address any future issues in a timely fashion. The total related cost of the Year 2000 project was $2.8 million through June 30, 2000. The Corporation expects that Year 2000 project costs incurred in 2000, if any, will be immaterial.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; Year 2000 issues; ability of Ohio Casualty to integrate and to retain the business acquired from the Great American Insurance Company; and general economic and market conditions.


PART II

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K -

	(a)  Exhibits:

		27      Financial Data Schedule











				 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    OHIO CASUALTY CORPORATION
				    ----------------------------------------
						  (Registrant)




August 14, 2000                     /s/ Elizabeth M. Riczko
				    ------------------------------------------
				    Elizabeth M. Riczko, Senior Vice President
				    (on behalf of Registrant and as Principal
				     Accounting Officer)