Form 10-Q
period 2000-09-30
OHIO CASUALTY CORP
filed 2000-11-14
CIK 73952

=============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended September 30, 2000.
			   ------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                to
				    --------------    --------------

Commission File Number 0-5544

			   OHIO CASUALTY CORPORATION
	    (Exact name of registrant as specified in its charter)

				     OHIO
       (State or other jurisdiction of incorporation or organization)

				  31-0783294
		    (I.R.S. Employer Identification No.)

		      9450 Seward Road, Fairfield, Ohio
		  (Address of principal executive offices)

				    45014
				  (Zip Code)


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

						Yes   X         No

     The aggregate market value as of November 1, 2000 of the voting stock held by non-affiliates of the registrant was $456,480,056.

     On November 1, 2000 there were 60,072,519 shares outstanding.


			      Page 1 of 18
=============================================================================


PART I

ITEM 1.   FINANCIAL STATEMENTS

		   Ohio Casualty Corporation & Subsidiaries
			  CONSOLIDATED BALANCE SHEET
							  September 30,    December 31,
(In thousands, except per share data) (Unaudited)             2000              1999
----------------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,427,158 and $2,408,201)              $ 2,421,425      $ 2,376,973
      Equity securities, at fair value
	  (cost:   $172,911 and $161,498)                      729,187          698,129
      Short-term investments, at fair value
	  (cost:   $77,204 and $104,446)                        77,204          104,398
---------------------------------------------------------------------------------------
	  Total investments                                  3,227,816        3,179,500
Cash                                                            50,169           45,559
Premiums and other receivables, net of allowance for bad
      debts of $10,189 and $9,338, respectively                376,537          366,202
Deferred policy acquisition costs                              180,957          177,745
Property and equipment, net of accumulated depreciation of
      $119,706 and $113,541, respectively                       94,256           94,670
Reinsurance recoverable                                        147,814          139,021
Agent relationships, net of accumulated amortization of
      $22,099 and $13,298, respectively                        269,013          293,565
Other assets                                                   119,766          180,182
---------------------------------------------------------------------------------------
	 Total assets                                      $ 4,466,328      $ 4,476,444
=======================================================================================

Liabilities
Insurance reserves:
   Unearned premiums                                       $   739,316      $    725,399
   Losses                                                    1,602,362         1,544,967
   Loss adjustment expenses                                    371,607           363,488
Notes payable                                                  220,958           241,446
California Proposition 103 reserve                              17,500            50,486
Deferred income taxes                                           56,481            62,843
Other liabilities                                              374,954           336,828
----------------------------------------------------------------------------------------
	 Total liabilities                                   3,383,178         3,325,457

Shareholders' Equity
Common stock, $.0625  par value                                  5,901             5,901
   Authorized:   150,000 shares
   Issued:   94,418
Additional paid-in capital                                       4,192             4,286
Common stock purchase warrants                                  21,138            21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of applicable
      income taxes                                             358,635           329,354
Retained earnings                                            1,146,565         1,243,463
Treasury stock, at cost:
   (Shares:  34,344; 34,335)                                  (453,281)         (453,155)
-----------------------------------------------------------------------------------------
	 Total shareholders' equity                          1,083,150         1,150,987
-----------------------------------------------------------------------------------------
	 Total liabilities and shareholders' equity        $ 4,466,328       $ 4,476,444
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

		    Ohio Casualty Corporation & Subsidiaries
			STATEMENT OF CONSOLIDATED INCOME
								     Three Months
								  Ended September 30,
(in thousands, except per share data) (Unaudited)               2000              1999
-----------------------------------------------------------------------------------------
Premiums and finance charges earned                         $  394,015        $  384,274
Investment income less expenses                                 49,673            49,679
Investment gains (losses) realized, net                          1,395            (2,269)
-----------------------------------------------------------------------------------------
	 Total revenues                                        445,083           431,684

Losses and benefits for policyholders                          276,099           248,502
Loss adjustment expenses                                        45,042            46,998
General operating expenses                                      35,286            46,304
Amortization of agent relationships                              2,915             3,066
Write-down of agent relationships                                1,083                 0
Amortization of deferred policy acquisition costs               98,941           102,118
Restructuring charge                                                 0            (2,891)
California Proposition 103 reserve, including interest         (34,208)              610
-----------------------------------------------------------------------------------------
	 Total expenses                                        425,158           444,707
-----------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                          19,925           (13,023)
Income tax (benefit) expense:
   Current                                                        (948)          (26,179)
   Deferred                                                      6,323            20,138
-----------------------------------------------------------------------------------------
	 Total income tax (benefit) expense                      5,375            (6,041)
-----------------------------------------------------------------------------------------
Income (loss) before discontinued operations                    14,550            (6,982)
Income from discontinued operations, net of taxes of
   $0 and $105, respectively                                         0               117
-----------------------------------------------------------------------------------------
Net income (loss)                                           $   14,550        $   (6,865)
=========================================================================================

Other comprehensive income (loss), net of taxes:
   Net increase/(decrease) in unrealized gains, net
     increase/(decrease)in tax expense of $31,499
     and $(29,127), respectively                                58,499           (54,095)
-----------------------------------------------------------------------------------------
Comprehensive income (loss)                                 $   73,049        $  (60,960)
=========================================================================================

Average shares outstanding - basic                              60,074            60,784
=========================================================================================

Earnings per share - basic:
Income (loss) from continuing operations, per share         $     0.24        $    (0.11)
Income from discontinued operations, per share                    0.00              0.00
-----------------------------------------------------------------------------------------
Net income (loss), per share                                $     0.24        $    (0.11)

Average shares outstanding - diluted                            60,074            60,784
=========================================================================================

Earnings per share - diluted:
Income (loss) from continuing operations, per share         $     0.24        $    (0.11)
Income from discontinued operations, per share                    0.00              0.00
-----------------------------------------------------------------------------------------
Net income (loss), per share                                $     0.24        $    (0.11)

Cash dividends, per share                                   $     0.12        $     0.23
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.

		  Ohio Casualty Corporation & Subsidiaries
		      STATEMENT OF CONSOLIDATED INCOME
								     Nine Months
								  Ended September 30,
(in thousands, except per share data) (Unaudited)               2000              1999
-----------------------------------------------------------------------------------------
Premiums and finance charges earned                        $ 1,151,077       $ 1,143,128
Investment income less expenses                                150,741           132,500
Investment gains (losses)  realized, net                        (7,300)          165,974
-----------------------------------------------------------------------------------------
	 Total revenues                                      1,294,518         1,441,602

Losses and benefits for policyholders                          847,355           737,978
Loss adjustment expenses                                       132,771           125,920
General operating expenses                                     115,734           131,395
Amortization of agent relationships                              8,801             9,254
Write-down of agent relationships                               43,252                 0
Amortization of deferred policy acquisition costs              296,390           302,161
Restructuring charge                                                22            (2,691)
California Proposition 103 reserve, including interest         (32,986)            1,832
-----------------------------------------------------------------------------------------
	 Total expenses                                      1,411,339         1,305,849
-----------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                        (116,821)          135,753
Income tax (benefit) expense:
   Current                                                     (26,032)           11,039
   Deferred                                                    (22,128)           23,306
-----------------------------------------------------------------------------------------
	 Total income tax (benefit) expense                    (48,160)           34,345
-----------------------------------------------------------------------------------------

Income (loss) before discontinued operations and
   accounting change                                           (68,661)          101,408
Income from discontinued operations, net of taxes of
   $0 and $(247), respectively                                       0             2,016
Cumulative effect of accounting change, net of taxes                 0            (2,255)
-----------------------------------------------------------------------------------------
Net income (loss)                                          $   (68,661)      $   101,169
=========================================================================================

Other comprehensive income (loss), net of taxes:
   Net increase/(decrease) in unrealized gains, net
   increase/(decrease) in tax expense of $15,767
   and $(104,655), respectively                                 29,281          (194,360)
-----------------------------------------------------------------------------------------
Comprehensive loss                                         $   (39,380)      $   (93,191)
=========================================================================================

Average shares outstanding - basic                              60,076            61,478
=========================================================================================

Earnings per share - basic:
Income (loss) from continuing operations, per share        $     (1.14)      $      1.65
Income from discontinued operations, per share                    0.00              0.04
Effect of change in accounting principle (net of taxes)           0.00             (0.04)
-----------------------------------------------------------------------------------------
Net income (loss), per share                               $     (1.14)      $      1.65

Average shares outstanding - diluted                            60,076            61,498
=========================================================================================

Earnings per share - diluted:
Income (loss) from continuing operations, per share        $     (1.14)      $      1.65
Income from discontinued operations, per share                    0.00              0.04
Effect of change in accounting principle (net of taxes)           0.00             (0.04)
-----------------------------------------------------------------------------------------
Net income (loss), per share                               $     (1.14)      $      1.65

Cash dividends, per share                                  $      0.47       $      0.69
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.


		     Ohio Casualty Corporation and Subsidiaries
			      STATEMENT OF CONSOLIDATED
				SHAREHOLDERS' EQUITY

									Accumulated
					  Additional       Common          other                                        Total
(in thousands, except per       Common     paid-in     stock purchase   comprehensive     Retained      Treasury    shareholders'
share data) (Unaudited)         Stock      capital       warrants         income          earnings       stock         equity
---------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 1999                $ 5,901    $ 4,135        $ 21,138       $ 511,816       $ 1,185,349   $ (407,358)   $ 1,320,981

Unrealized loss                                                          (299,015)                                     (299,015)
Deferred income tax benefit on
  net unrealized loss                                                     104,655                                       104,655
Net issuance of treasury
  stock under stock option
  plan (24 shares)                            151                                                            290            441
Repurchase of treasury
  stock  (2,478 shares)                                                                                  (46,087)       (46,087)
Net income                                                                                  101,169                     101,169
Cash dividends paid
  ($.69 per share)                                                                          (42,410)                    (42,410)
---------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999             $ 5,901    $ 4,286        $ 21,138       $ 317,456       $ 1,244,108   $ (453,155)   $ 1,139,734
=================================================================================================================================
Balance
January 1, 2000                $ 5,901    $ 4,286        $ 21,138       $ 329,354       $ 1,243,463   $ (453,155)   $ 1,150,987

Unrealized gain                                                            45,048                                        45,084
Deferred income tax expense on
  net unrealized gain                                                     (15,767)                                      (15,767)
Net forfeiture of stock
  under stock award
  plan (10 shares)                            (94)                                                          (126)          (220)
Net loss                                                                                    (68,661)                    (68,661)
Cash dividends paid
  ($.47 per share)                                                                          (28,237)                    (28,237)
---------------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000             $ 5,901    $ 4,192        $ 21,138       $ 358,635       $ 1,146,565   $ (453,281)   $ 1,083,150
=================================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-58 of the Corporation's 1999 Form 10-K, Item 14.


		    Ohio Casualty Corporation and Subsidiaries
		       STATEMENT OF CONSOLIDATED CASH FLOWS
								  Nine Months
							       Ended September 30,
(in thousands) (Unaudited)                                    2000           1999
-------------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                                    $  (68,661)    $  101,169
      Adjustments to reconcile net income to cash from
      operations:
	 Changes in:
	    Insurance reserves                                 79,431         30,177
	    Income taxes                                      (36,455)         1,884
	    Premiums and other receivables                    (10,335)       (73,521)
	    Deferred policy acquisition costs                  (3,212)        (7,227)
	    Reinsurance recoverable                           (18,231)       (11,499)
	    Other assets                                       81,488           (262)
	    Other liabilities                                  22,666        (41,496)
	    California Proposition 103 reserves               (32,986)         1,832
	 Amortization and write-down of agent relationships    52,053          9,254
	 Depreciation and amortization                         12,200         23,384
	 Investment (gains) losses                              7,300       (167,174)
	 Cumulative effect of an accounting change                  0          2,255
-------------------------------------------------------------------------------------
	    Net cash generated (used) by
	      operating activies                               85,258       (131,224)
-------------------------------------------------------------------------------------

Investments
   Purchase of investments:
      Fixed income securities - available for sale           (878,846)    (1,136,182)
      Equity securities                                       (54,188)       (10,339)
   Proceeds from sales:
      Fixed income securities - available for sale            771,715        835,654
      Equity securities                                        44,028        280,972
   Proceeds from maturities and calls:
      Fixed income securities - available for sale             53,658        103,038
      Equity securities                                        10,200          3,000
   Property and equipment
      Purchases                                                (7,560)       (27,691)
      Sales                                                     1,809            769
-------------------------------------------------------------------------------------
	 Net cash generated (used) from
	   investing activities                               (59,184)        49,221
-------------------------------------------------------------------------------------

Financing
   Notes payable:
      Repayments                                              (20,488)       (23,500)
   Proceeds from exercise of stock options                         67            211
   Purchase of treasury stock                                       0        (46,087)
   Dividends paid to shareholders                             (28,237)       (42,410)
-------------------------------------------------------------------------------------
	 Net cash used in financing activities                (48,658)      (111,786)
-------------------------------------------------------------------------------------

Net change in cash and cash equivalents                       (22,584)      (193,789)
Cash and cash equivalents, beginning of period                149,957        305,002
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $  127,373     $  111,213
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

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

				    Three months ended      Nine months ended
				       September 30            September 30
				     2000        1999        2000       1999
				     ----        ----        ----       ----
Income (loss) from continuing
   operations                      $14,550     $(6,982)   $(68,661)  $101,408

Weighted average common shares
   outstanding - basic              60,074      60,784      60,076     61,478

Basic income (loss) from
   continuing operations - per
   average share                   $  0.24     $ (0.11)   $  (1.14)  $   1.65
==============================================================================

Weighted average common shares
   outstanding                      60,074      60,784      60,076     61,478

Effect of dilutive securities            0           0           0         20
------------------------------------------------------------------------------

Weighted average common shares
   outstanding - diluted            60,074      60,784      60,076     61,498

Diluted income (loss) from
   continuing operations - per
   average share                  $   0.24     $ (0.11)    $ (1.14)   $  1.65
==============================================================================

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

			Nine months ended September 30
				(in thousands)
Private Passenger Auto - Agency                    2000             1999
-------------------------------------------------------------------------
Net premiums written                           $349,248         $412,321
	% Increase (decrease)                   (15.3)%            6.8%
Net premiums earned                             347,852          386,491
	% Increase (decrease)                   (10.0)%            3.1%
Underwriting gain/(loss)
   (before tax)                                 (46,240)         (20,436)
Loss ratio                                       76.1%            67.3%
Loss expense ratio                               12.2%            11.6%
Underwriting expense ratio                       24.9%            24.7%
Combined ratio                                  113.2%           103.6%
Impact of catastrophe losses on
  combined ratio                                  0.9%             1.0%

Private Passenger Auto - Direct                    2000             1999
-------------------------------------------------------------------------
Net premiums written                            $ 7,894          $12,901
	% Increase (decrease)                   (38.8)%          315.0%
Net premiums earned                              10,683            9,152
	% Increase (decrease)                    16.7%         1,046.9%
Underwriting gain (loss)
   (before tax)                                  (9,848)         (10,983)
Loss ratio                                      115.6%           128.8%
Loss expense ratio                               18.9%            17.3%
Underwriting expense ratio                       78.0%            52.4%
Combined ratio                                  212.5%           198.5%
Impact of catastrophe losses on
  combined ratio                                  0.7%             0.2%

CMP, Fire, Inland Marine                           2000             1999
-------------------------------------------------------------------------
Net premiums written                           $240,443         $224,722
	% Increase (decrease)                     7.0%            38.2%
Net premiums earned                             237,938          220,998
	% Increase (decrease)                     7.7%            40.4%
Underwriting gain (loss)
   (before tax)                                 (32,410)         (75,623)
Loss ratio                                       62.1%            77.3%
Loss expense ratio                               10.9%            12.0%
Underwriting expense ratio                       40.2%            44.2%
Combined ratio                                  113.2%           133.5%
Impact of catastrophe losses on
  combined ratio                                  5.8%            10.1%

General Liability                                  2000             1999
-------------------------------------------------------------------------
Net premiums written                            $63,989          $63,913
	% Increase (decrease)                     0.1%             7.8%
Net premiums earned                              62,379           58,778
	% Increase (decrease)                     6.1%             2.1%
Underwriting gain (loss)
   (before tax)                                 (21,488)         (16,735)
Loss ratio                                       60.2%            49.7%
Loss expense ratio                               26.0%            17.4%
Underwriting expense ratio                       47.0%            56.4%
Combined ratio                                  133.2%           123.5%

Umbrella                                           2000             1999
-------------------------------------------------------------------------
Net premiums written                            $51,859          $50,622
	% Increase (decrease)                     2.4%           256.5%
Net premiums earned                              49,290           45,652
	% Increase (decrease)                     8.0%           230.8%
Underwriting gain (loss)
   (before tax)                                   5,059           28,446
Loss ratio                                       48.6%            10.4%
Loss expense ratio                                5.0%            (7.3)%
Underwriting expense ratio                       34.3%            31.2%
Combined ratio                                   87.9%            34.3%

Workers' Compensation                              2000             1999
-------------------------------------------------------------------------
Net premiums written                           $148,651         $126,677
	% Increase (decrease)                    17.3%            83.9%
Net premiums earned                             147,250          127,553
	% Increase (decrease)                    15.4%            83.8%
Underwriting gain (loss)
   (before tax)                                 (72,201)         (18,867)
Loss ratio                                      104.4%            62.8%
Loss expense ratio                               12.8%            11.2%
Underwriting expense ratio                       31.5%            41.1%
Combined ratio                                  148.7%           115.1%

Commercial Auto                                    2000             1999
-------------------------------------------------------------------------
Net premiums written                           $137,528         $131,991
	% Increase (decrease)                     4.2%            25.0%
Net premiums earned                             133,628          127,967
	% Increase (decrease)                     4.4%            24.5%
Underwriting gain (loss)
   (before tax)                                 (29,071)         (26,428)
Loss ratio                                       74.2%            69.6%
Loss expense ratio                               10.1%            12.3%
Underwriting expense ratio                       36.4%            37.6%
Combined ratio                                  120.7%           119.5%
Impact of catastrophe losses
  on combined ratio                               0.3%             1.1%

Homeowners                                         2000             1999
-------------------------------------------------------------------------
Net premiums written                           $131,662         $138,913
	% Increase(decrease)                     (5.2)%            0.4%
Net premiums earned                             133,021          137,155
	% Increase (decrease)                     3.0%             3.6%
Underwriting gain (loss)
   (before tax)                                 (33,186)         (47,582)
Loss ratio                                       79.8%            89.1%
Loss expense ratio                                7.8%            10.5%
Underwriting expense ratio                       37.7%            34.6%
Combined ratio                                  125.3%           134.2%
Impact of catastrophe losses
  on combined ratio                              11.7%            17.3%

Fidelity & Surety                                  2000             1999
-------------------------------------------------------------------------
Net premiums written                            $29,096          $28,751
	% Increase (decrease)                     1.2%             1.6%
Net premiums earned                              28,290           27,763
	% Increase (decrease)                     1.9%             4.2%
Underwriting gain (loss)
   (before tax)                                   7,502            6,449
Loss ratio                                        7.0%             4.5%
Loss expense ratio                                3.0%             5.3%
Underwriting expense ratio                       61.7%            64.7%
Combined ratio                                   71.7%            74.5%

Total Property & Casualty                          2000             1999
-------------------------------------------------------------------------
Net premiums written                         $1,160,370       $1,190,811
	% Increase (decrease)                    (2.6)%           23.2%
Net premiums earned                           1,150,331        1,141,509
	% Increase (decrease)                     0.8%            22.0%
Underwriting gain (loss)
   (before tax)                                (231,883)        (181,759)
Loss ratio                                       73.7%            67.4%
Loss expense ratio                               11.5%            11.0%
Underwriting expense ratio                       34.7%            35.9%
Combined ratio                                  119.9%           114.3%
Impact of catastrophe losses
  on combined ratio                               2.9%             4.5%

All other                                          2000             1999
-------------------------------------------------------------------------
Revenues                                      $   3,297          $12,412
Expenses                                         13,370           15,738
-------------------------------------------------------------------------
Net income (loss)                              $(10,073)        $ (3,326)

Reconciliation of Revenues                         2000             1999
-------------------------------------------------------------------------
Net premiums earned for
  reportable segments                        $1,150,331       $1,141,509
Investment income                               148,106          130,367
Realized gains (losses)                           7,379          154,011
Miscellaneous income                                357             (772)
-------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                  1,306,173        1,425,115
Property and casualty statutory
  to GAAP adjustment                            (14,952)           4,075
-------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                       1,291,221        1,429,190
Other segment revenues                            3,297           12,412
-------------------------------------------------------------------------
Total revenues                               $1,294,518       $1,441,602
=========================================================================

Reconciliation of Underwriting
 gain (loss)  (before tax)                         2000             1999
-------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (Statutory basis)                           $(231,883)       $(181,759)
Statutory to GAAP adjustment                    (13,231)          36,033
-------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (GAAP basis)                                 (245,114)        (145,726)
Net investment income                           150,741          132,500
Realized gains (losses)                          (7,300)         165,974
Other income (losses)                           (15,148)         (16,995)
-------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes              $(116,821)       $ 135,753
=========================================================================

		     Three months ended September 30
			    (in thousands)

Private Passenger Auto - Agency                    2000             1999
-------------------------------------------------------------------------
Net premiums written                           $116,817         $126,835
	% Increase (decrease)                    (7.9)%           (4.7)%
Net premiums earned                             117,165          126,963
	% Increase (decrease)                    (7.7)%           (0.2)%
Underwriting gain (loss)
   (before tax)                                  (5,502)         (10,484)
Loss ratio                                       69.4%            70.2%
Loss expense ratio                               10.7%            12.8%
Underwriting expense ratio                       24.7%            25.3%
Combined ratio                                  104.8%           108.3%
Impact of catastrophe losses on
  combined ratio                                  0.0%             1.2%

Private Passenger Auto - Direct                    2000             1999
-------------------------------------------------------------------------
Net premiums written                             $1,805           $3,332
	% Increase (decrease)                   (45.8)%           77.8%
Net premiums earned                               3,045            3,736
	% Increase (decrease)                   (18.5)%          594.4%
Underwriting gain (loss)
   (before tax)                                    (740)          (4,271)
Loss ratio                                       76.6%           129.2%
Loss expense ratio                               19.1%            18.7%
Underwriting expense ratio                       48.3%            74.5%
Combined ratio                                  144.0%           222.4%
Impact of catastrophe losses on
  combined ratio                                 (0.1)%            0.5%

CMP, Fire, Inland Marine                           2000             1999
-------------------------------------------------------------------------
Net premiums written                            $77,218          $73,826
	% Increase (decrease)                     4.6%            37.2%
Net premiums earned                              82,316           72,692
	% Increase (decrease)                    13.2%            36.0%
Underwriting gain (loss)
   (before tax)                                  (1,993)         (31,736)
Loss ratio                                       54.7%            79.8%
Loss expense ratio                                9.9%            14.9%
Underwriting expense ratio                       40.3%            48.2%
Combined ratio                                  104.9%           142.9%
Impact of catastrophe losses on
  combined ratio                                  1.5%            10.9%

General Liability                                  2000             1999
-------------------------------------------------------------------------
Net premiums written                            $22,153          $18,128
	% Increase (decrease)                    22.2%            (4.2)%
Net premiums earned                              22,788           23,813
	% Increase (decrease)                    (4.3)%           22.8%
Underwriting gain (loss)
   (before tax)                                  (5,636)          (2,877)
Loss ratio                                       52.9%            38.6%
Loss expense ratio                               29.4%            18.2%
Underwriting expense ratio                       43.6%            72.6%
Combined ratio                                  125.9%           129.4%

Umbrella                                           2000             1999
-------------------------------------------------------------------------
Net premiums written                            $17,991          $23,977
	% Increase (decrease)                   (25.0)%          431.8%
Net premiums earned                              17,349           18,443
	% Increase (decrease)                    (5.9)%          297.9%
Underwriting gain (loss)
   (before tax)                                     843            8,027
Loss ratio                                       53.7%            29.9%
Loss expense ratio                                6.8%            (5.9)%
Underwriting expense ratio                       33.4%            24.9%
Combined ratio                                   93.9%            48.9%

Workers' Compensation                              2000             1999
-------------------------------------------------------------------------
Net premiums written                            $47,260          $42,076
	% Increase (decrease)                    12.3%           117.0%
Net premiums earned                              50,884           39,798
	% Increase (decrease)                    27.9%            85.3%
Underwriting gain (loss)
   (before tax)                                 (30,855)          (9,956)
Loss ratio                                      117.3%            69.5%
Loss expense ratio                               14.9%             9.7%
Underwriting expense ratio                       30.6%            43.3%
Combined ratio                                  162.8%           122.5%

Commercial Auto                                    2000             1999
-------------------------------------------------------------------------
Net premiums written                            $42,780          $42,139
	% Increase (decrease)                     1.5%            25.8%
Net premiums earned                              46,709           42,530
	% Increase (decrease)                     9.8%            23.4%
Underwriting gain (loss)
   (before tax)                                  (5,456)         (13,373)
Loss ratio                                       69.1%            76.4%
Loss expense ratio                                9.8%            14.0%
Underwriting expense ratio                       35.7%            41.4%
Combined ratio                                  114.6%           131.8%
Impact of catastrophe losses on
  combined ratio                                  0.1%             1.3%

Homeowners                                         2000             1999
-------------------------------------------------------------------------
Net premiums written                            $48,257          $50,313
	% Increase (decrease)                    (4.1)%           (0.5)%
Net premiums earned                              43,982           45,627
	% Increase (decrease)                    (3.6)%            2.3%
Underwriting gain (loss)
   (before tax)                                 (10,287)         (19,409)
Loss ratio                                       76.6%            92.0%
Loss expense ratio                                7.7%            12.2%
Underwriting expense ratio                       35.6%            34.8%
Combined ratio                                  119.9%           139.0%
Impact of catastrophe losses on
  combined ratio                                  6.4%            22.2%

Fidelity & Surety                                  2000             1999
-------------------------------------------------------------------------
Net premiums written                             $9,235           $9,364
	% Increase (decrease)                    (1.4)%           (3.2)%
Net premiums earned                               9,631            9,275
	% Increase (decrease)                     3.8%             4.0%
Underwriting gain (loss)
   (before tax)                                   3,379            1,708
Loss ratio                                        4.2%             6.8%
Loss expense ratio                                3.4%             6.6%
Underwriting expense ratio                       59.8%            67.5%
Combined ratio                                   67.4%            80.9%

Total Property & Casualty                          2000             1999
-------------------------------------------------------------------------
Net premiums written                           $383,516         $389,990
	% Increase (decrease)                    (1.7)%           19.9%
Net premiums earned                             393,869          382,876
	% Increase (decrease)                     2.9%            21.7%
Underwriting gain (loss)
   (before tax)                                 (56,247)         (82,372)
Loss ratio                                       70.1%            70.4%
Loss expense ratio                               11.4%            12.2%
Underwriting expense ratio                       33.6%            38.2%
Combined ratio                                  115.1%           120.8%
Impact of catastrophe losses on
   combined ratio                                 1.0%             5.3%

All other                                          2000             1999
-------------------------------------------------------------------------
Revenues                                       $    874           $4,428
Expenses                                          5,215            7,089
-------------------------------------------------------------------------
Net income (loss)                               $(4,341)          $2,661

Reconciliation of Revenues                         2000             1999
-------------------------------------------------------------------------
Net premiums earned for
  reportable segments                          $393,869         $382,876
Investment income                                49,084           45,637
Realized gains (losses)                           7,848           (3,999)
Miscellaneous income                                 16             (865)
-------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                    450,817          423,649
Property and casualty statutory to
  GAAP adjustment                                (6,608)           3,607
-------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                         444,209          427,256
Other segment revenues                              874            4,428
-------------------------------------------------------------------------
Total revenues                                 $445,083         $431,684
=========================================================================

Reconciliation of Underwriting
 gain (loss)  (before tax)                         2000             1999
-------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before
  tax) (Statutory basis)                       $(56,247)        $(82,372)
Statutory to GAAP adjustment                     29,207           30,300
-------------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before
  tax) (GAAP basis)                            (27,040)          (52,072)
Net investment income                           49,673            49,679
Realized gains (losses)                          1,395            (2,269)
Other income                                    (4,103)           (8,359)
-------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes               $19,925          $(13,023)
=========================================================================

NOTE V - AGENT RELATIONSHIPS

The agent relationship asset is the identifiable intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. Agent relationships are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-down of the agent relationships asset by $42.2 million, with an after-tax impact of $.55 per share. The Managing General Agents accounted for $48 million in commercial lines premium written, of which $29 million was workers' compensation. This business is being non-renewed as permitted by law and contractual agreements. The Group believes the termination of Managing General Agents will give it better control of its underwriting and pricing practices. In addition, during the third quarter, the Corporation further wrote down the agent relationship asset $1.1 million as a result of agent cancellations. The remaining portion of the agent relationships will be amortized on a straight line basis over the remaining amortization period.

In the second quarter of 2000, the Company determined the final payment to American Financial Group for the December 1, 1998 acquisition of the Commercial Lines Division of Great American Insurance Company to be approximately $27.5 million. The purchase agreement called for an additional payment of up to $40.0 million if annualized revenue production of the transferred agents equaled or exceeded production for the twelve months prior to the acquisition. This amount was added to the agent relationships asset for the acquisition and will be amortized over the remaining 23.5 years. As of September 30, 2000, the Company has paid $25.0 million of the payment, while the remaining $2.5 million is in final negotiation. Additional information related to agent relationships is included in Item 14, Note 1G, Accounting Policies on page 45 of the Corporation's 1999 Form 10-K.

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in the 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. During 1999, the Corporation reduced $5.3 million of the liability, of which $2.9 million was due to payments under leases and $2.4 million was due to changes in assumptions used to establish the initial reserve. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve, $4.7 million at December 31, 1999, will continue to remain as leases expire. Through the third quarter of 2000, the Corporation further reduced $2.0 million of the liability. Of the $2.0 million, $.02 million related to changes in assumptions used to establish the initial reserve. The balance in the restructuring reserve was $2.7 million at September 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	  -----------------------------------------------------------------

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

Results of Operations

Property and casualty pre-tax underwriting losses, excluding California Proposition 103 and restructuring charges, for the nine months ended September 30, 2000 were $278.1 million, $4.63 per share, compared with $146.6 million, $2.38 per share for the same period in 1999. The September 30, 2000 results include the effects of the $42.2 million before-tax agent relationships write-down taken in the first quarter. Additional ceded premiums on experience rated reinsurance covering casualty losses exceeding $1.0 million adversely impacted the underwriting loss by $17.0 million during the second quarter.
The nine-month underwriting loss was also negatively impacted by inadequate pricing and adverse development primarily in workers' compensation and general liability. For the third quarter, property and casualty pre-tax underwriting losses, excluding the effects of California Proposition 103 and restructuring charges, were $61.2 million, or $1.02 per share, compared with $54.4 million, or $.90 per share, for the third quarter 1999.

In order to improve underwriting results, the Corporation has taken action to cancel its most unprofitable agents who on average have a loss ratio approximately 20 points higher than the average agent. This action is estimated to result in an annual premium volume decrease of up to $100 million. This is in addition to the cancellation of Managing General Agents with annual premium volume of $48.0 million.

Property and casualty gross premiums for the first nine months of 2000 decreased 2.0% for all lines of business compared with 1999. Commercial lines increased 7.1% compared to the same period 1999. This increase was a result of strong policy renewal rates and a 7.7% year-to-date increase in the average renewal price. Personal lines decreased 11.5% year to date from the same period last year. This decrease can be attributed to intense competition and a decline in New Jersey personal auto premiums written which were affected by a New Jersey private passenger automobile rate rollback mandated in early 1999. Also, year-to-date 1999 premiums were higher due to the effects of New Jersey private passenger automobile conversion from a six-month policy basis to an annual policy basis.

Property and casualty gross premiums for the third quarter of 2000 decreased 3.6% for all lines compared to third quarter 1999. Commercial lines increased
 .2% in the third quarter of 2000 compared to the same period in 1999. The Corporation achieved a 9.2% renewal price increase on the Group's commercial lines book of business in the third quarter of 2000. This was partially offset by a decrease in premium volume related to the cancellation of Managing General Agents. Personal lines decreased 7.7% for third quarter
2000 compared to third quarter 1999. Third quarter results were affected by intense competition, while the New Jersey rate rollback and annual policy conversion had minimal impact.

Property and casualty net premiums dropped 1.7% for third quarter 2000 and 2.6% year to date compared to 1999. Contributing to the decrease in year-to-date net premiums written was additional ceded premium on experience rated reinsurance of $17.0 million in the second quarter, and the effects of the cancellation of Managing General Agents.

New Jersey is the Group's largest state with 15.3% of total net premiums written during the year. Legislation passed in 1992 requires automobile insurers operating in the state to accept all risks that meet underwriting guidelines regardless of risk concentration. This leads to a greater risk concentration in the state than the Group would otherwise accept. New Jersey also requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). This assessment is based upon estimated future direct premium written in that state. The Group has paid $3.3 million in 2000 for fiscal year 2001 assessments and paid $3.4 million in 1999 for fiscal year 2000 assessments. The Corporation anticipates future assessments will not materially effect the Corporation's results of operations, financial position or liquidity.

Year-to-date consolidated before-tax investment income was $150.7 million, or $2.51 per share, increasing from $132.5 million, or $2.16 per share, for the same period last year. The year-to-date increase was a result of a reallocation from equity securities to investment grade taxable securities in the second quarter of 1999. The effective tax rate year-to-date 2000 was 31.3%, compared with 24.7% for year-to-date 1999. For the quarter, consolidated before-tax investment income was $49.7 million, equaling the amount reported for the third quarter 1999. The effective tax rate for the third quarter of 2000 was 31.8% compared with 24.7% for the comparable period in 1999. The increase in effective tax rates reflect a reallocation of investments from tax exempt municipal bonds to taxable bonds.

Year-to-date consolidated after-tax realized loss was $4.7 million, or $.08 per share, compared with an after-tax realized gain of $109.1 million, or $1.76 per share, for year-to-date 1999. The 1999 gain includes the effects of a strategic reallocation in the second quarter that resulted in a sale of approximately $200 million in equity securities. For the third quarter, consolidated after-tax realized gain was $.9 million, or $.01 per share, compared with an after-tax realized loss of $1.5 million, or $.02 per share, for the same period of 1999.

Statutory Results

The combined ratio for the first nine months increased 5.6 points to 119.9% from 114.3% from the same period last year. The poor combined ratio is a result of inadequate pricing, additional premium cessions on experience rated contracts, and adverse loss development, particularly in the workers' compensation and general liability lines of business.

The year-to-date September 30, 2000 accident year loss ratio is 68.9% compared to the calendar year-to-date loss ratio of 73.7%. The difference between accident year and calendar year loss results are concentrated in the workers' compensation and general liability lines of business. The calendar year-to-date 2000 loss adjustment expense ratio increased to 11.5% from 11.0% in 1999.

The third quarter catastrophe losses were $4.1 million and accounted for 1.0 point on the combined ratio. This compares with $20.2 million and a 5.3 point catastrophe impact for the same period in 1999. Year-to-date catastrophe losses decreased $18.5 million from $51.4 million in 1999 to $32.9 million in 2000. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the third quarter of 2000, there were 3 additional catastrophes with the largest catastrophe generating $.3 million in incurred losses as compared with 7 additional catastrophes in the third quarter of 1999 with the largest catastrophe generating $17.9 million in incurred losses. For additional disclosure of catastrophe losses, refer to
Item 14, Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 51 and 52 of the Corporation's 1999 Form 10-K.

The underwriting expense ratio through September 30, 2000 was 34.7%, compared with 35.9% in the same period in 1999. For the third quarter of 2000, the underwriting expense ratio was 33.6%, a decrease of 4.6 points from the same period in 1999. These decreases are directly related to the expense reduction efforts. The Corporation expects to achieve $30 million in annualized savings as a result of the expense reduction efforts implemented in 2000. The most significant improvements have been salary expense and advertising.
Improvement is evident in the third quarter, where salary, payroll taxes, and employee benefit expenses decreased by $8.8 million, or 16%, compared to the same quarter of 1999. The employee count as of September 30, 2000 was 3,479, a decrease of 410 employees from the December 31, 1999 employee count of 3,889. The Group's more focused advertising strategy has led to a decrease of $3.5 million in expenses for the third quarter of 2000 compared with third quarter 1999.

Line of Business Discussion

The nine-month combined ratio for homeowners decreased 8.9 points to 125.3% from 134.2% in the same period last year. The Group continues the "insurance-to-value" program in which it reviews exposure to underinsured homeowner properties to maintain adequate replacement cost values on the homeowners book of business. Selected homeowners policies are reviewed upon renewal for a replacement cost valuation and any necessary premium increases are implemented at that time. Including the effect of the "insurance-to-value" program, the Group has implemented rate changes in 21 states effective during 2000 for a total price increase of 12.7% for the homeowners line of business.

Private passenger automobile-agency, the Group's largest line, recorded a 2000 nine-month combined ratio of 113.2% increasing from 103.6% in 1999. Private passenger automobile-agency combined ratio rose due to the effects of the New Jersey rate rollback, and additional reinsurance premium cessions. The private passenger automobile-agency loss ratio increased 8.8 points to 76.1% from 67.3% in 1999.

The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999, that mandated a 15% rate reduction for personal auto policies based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention. All new policies written on or after March 22, 1999 and all renewal policies written on or after April 27, 1999 reflect the 15% rate reduction. The anticipated impact on the Group is a tradeoff of lower premium rates on personal auto policies for presumably lower losses, but the degree of offset, if any, is uncertain at present.

In 1999, the state of New Jersey began to require insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is assigned premiums if it does not write the required amount on its own. As of September 30, 2000, the Group has written $4.7 million year to date in UEZ premiums, with $3.9 million in additional assigned premiums. As of September 30, 2000, the loss ratio on the UEZ premiums is 148.5% and the loss ratio on the assigned business is 193.4%.

Private passenger automobile-direct combined ratio for the first nine months of 2000 increased to 212.5% from 198.5% in 1999. During the second quarter of 2000, the Corporation restructured its Avomark operations with an internet-only strategy. As part of this restructuring, the Company completed an asset purchase agreement for the sale of the Avomark Call Center. Under this agreement, the buyer purchased certain assets used in the call operation and entered into a new lease on the Call Center property, thereby replacing the Company as lessee. This restructuring also eliminated 114 budgeted employee positions. The total anticipated annual savings is approximately $7.5 million. As a result of the restructuring, year-to-date net premiums written dropped from $12.9 million in 1999 to $7.9 million in 2000. The Corporation believes that this restructuring should produce better business at significantly reduced costs.

Commercial automobile reported a year-to-date combined ratio of 120.7%, an increase of 1.2 points over the year-to-date 1999 combined ratio of 119.5%. Additional reinsurance premium cessions in the second quarter of 2000 added
1.6 points to the year-to-date combined ratio. Inadequate pricing continues to be an issue in this line. For this line, as well as other commercial lines, price increases are being implemented. The full effect of these price increases will be realized over the next several quarters in earned premiums.

Workers' compensation combined ratio for the first nine months of 2000 increased 33.6 points to 148.7% from 115.1% during the same period last year. The increase is a result of deterioration in the underwriting results for the current accident year and adverse loss reserve development in prior year reserves. Workers' compensation loss ratio increased 41.6 points to 104.4% from 62.8% in the same period last year. In response to the deteriorating results in workers' compensation the Group is implementing price increases. In addition to the cancellation of the Managing General Agents during 2000, the Corporation is non-renewing its most unprofitable workers' compensation policies which amount to approximately $50 million in annual premium volume.

The general liability year-to-date combined ratio increased in 2000 to 133.2% from 123.5% in 1999. Umbrella combined ratio for the first nine months of 2000 increased to 87.9% from 34.3% in 1999. These increases are largely due to adverse loss reserve development and continued price inadequacy.

The combined ratio for CMP, fire and inland marine decreased 20.3 points to 113.2% from 133.5% during the first nine months of 2000. The line has experienced an improved combined ratio partially driven by better catastrophe experience.

Investments

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

					  September 30,     December 31,
(in millions)                                 2000              1999
---------------------------------------------------------------------------
Below investment grade securities:
    Carrying value                           $123.6            $175.2
    Amortized cost                            140.7             187.1

Unrated securities:
    Carrying value                           $254.4            $303.2
    Amortized cost                            253.1             310.0


Utilizing ratings provided by other agencies, such as the NAIC, the Corporation categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

					  September 30,     December 31,
(in millions)                                 2000              1999
---------------------------------------------------------------------------
Below investment grade securities at
    carrying value                           $123.6            $175.2

Other rating agencies categorizing
    unrated securities as below
    investment grade                           35.7              38.7
					     ------            ------
Below investment grade securities at
    carrying value                           $159.3            $213.9

The securities in the Corporation's below investment grade portfolio have been issued by 84 corporate borrowers in approximately 48 industries.

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

Liquidity and Financial Strength

Net cash generated by operations was $85.3 million for the first nine months of the year compared with net cash used of $131.2 million for the same period in 1999. This change is due in part to payment received in 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999, a refund of prior year taxes paid, a reduction in paid losses and paid loss adjustment expenses paid, and a reduction in paid underwriting expenses as a result of the expense management efforts.

Shareholder dividend payments were $28.2 million in the first nine months of 2000 compared with $42.4 million for the same period in 1999. This decrease was a result of the Corporation's decision to reduce second and third quarter dividend payments by 47.8% compared with second and third quarter 1999 dividend payments, to $.12 per share, in order to strengthen the financial position of the Corporation.

Ohio Casualty Corporation did not repurchase any of its shares during the first nine months of the year. The Corporation has remaining authorization to repurchase 1,649,824 additional shares. Through September 30, 1999, the Corporation had used cash of $46.1 million to repurchase approximately 2.5 million shares.

As of September 30, 2000, the Corporation had $221.0 million of outstanding notes payable. Of the $221.0 million, $215.0 million related to the 1997 credit facility that made a $300.0 million revolving line of credit available to the Corporation. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth and a minimum statutory surplus that must exceed $750.0 million. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. As of September 30, 2000, the Corporation is in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation, or other changes in surplus, including the effects of adopting new statutory accounting principles (Codification), might lead to violations which could ultimately result in default. The remaining $6.0 million relates to a low interest loan outstanding with the state of Ohio used in conjunction with the 1999 home office acquisition. Additional information related to bank notes payable is included in Item 14, Note 17 Bank Note Payable on page 56 of the Corporation's 1999 Form 10-K.

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous rating of the Group. During the second quarter of 2000, A. M. Best and Standard and Poor's (S&P) Rating Services downgraded the Group's financial strength ratings. The Group's A.M. Best rating moved from "A+" (superior) to "A" (excellent) and the S&P rating moved from "A" to "BBB+". S&P also downgraded the Group in the first quarter from "A+" to "A". A. M. Best cited earnings deterioration, increased operating leverage, and significant management changes as reasons for the rating change. S&P focused on poor underwriting results, earnings volatility due to catastrophe losses, and an aggressive investment strategy. A. M. Best and S&P both recognized the Group's strong capitalization and expense reduction efforts as positive attributes. Moody's Investors Service affirmed the Group's "A2" rating based on capitalization and expense reduction measures. All three rating agencies recognized the shift in management focus to improve underwriting.

Legal Proceedings

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. As construed by the California Supreme Court, the proposition requires premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance
companies.   Even after considering investment income, total returns for the
Group in California have been less than what would be considered "fair" by any reasonable standard. During the fourth quarter of 1994, the state of California assessed the Group $59.9 million for Proposition 103. In February 1995, California revised this billing to $47.3 million. The assessment was revised again in August 1995 to $42.1 million plus interest. In December 1997, during Administrative Law hearings, the California Department of Insurance filed two revised rollback calculations. These calculations indicated rollback liabilities of either $35.9 million or $39.9 million plus interest. In 1998, the Administrative Law Judge finally issued a proposed ruling with a rollback liability of $24.4 million plus interest. The Group had established a contingent liability for Proposition 103 rollback at $24.4 million plus simple interest at 10% from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the Commissioner of Insurance of the state of California. Under the terms of the settlement, members of the Group will pay $17.5 million in refund premiums to eligible 1989 California policyholders. The Corporation expects the payments to be made over the course of the next six months. With this recent development, the total reserve was decreased to $17.5 million as of September 30, 2000. When the refund payments occur, the remaining $17.5 million liability will be extinguished. This decrease in the reserve resulted in an increase in operating income and net income for the third quarter 2000, and had no effect on the combined ratio reported.

In December 1992, the Group stopped writing business in California due to a lack of profitability and a difficult regulatory environment. In April 1995, the California Department of Insurance gave final approval for withdrawal. Currently, Group member American Fire and Casualty remains in the state to wind down the affairs of the Group.

Discontinued Operations

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

Year 2000

The Corporation successfully moved into the Year 2000 without impact or interruption to the business as a result of Year 2000 computer problems. Though no Year 2000 problems have occurred or are anticipated, the Corporation continues to monitor the situation in order to be able to address any future issues in a timely fashion. The total related cost of the Year 2000 project was $2.8 million. The Corporation expects that Year 2000 project costs incurred in 2000, if any, will be immaterial.

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

PART II

Item 1. Legal Proceedings - Refer to Management's Discussion and Analysis of Legal Proceedings as described on Pages 16 and 17 regarding California Proposition 103.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K -

	(a)  Exhibits:

	       10.1    Employment Agreement with William L. Woodall dated
		       February 17, 2000

	       10.2 Agreement with Howard L. Sloneker III, as Amended, dated July 24, 2000

	       10.3    Information regarding Omitted Exhibits

	       27      Financial Data Schedule









				  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   OHIO CASUALTY CORPORATION
				   -------------------------
					 (Registrant)





November 14, 2000                  /s/Elizabeth M. Riczko
				   ------------------------------------------
				   Elizabeth M. Riczko, Senior Vice President
				   (on behalf of Registrant and as Principal
				    Accounting Officer)