Form 10-K
period 2000-12-31
OHIO CASUALTY CORP
filed 2001-03-30
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				  FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000
			       -----------------

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934
     For the transition period from             to
				     ----------    ----------

Commission File Number 0-5544

			  OHIO CASUALTY CORPORATION
	    (Exact name of registrant as specified in its charter)

				    OHIO
	(State or other jurisdiction of incorporation or organization)

				 31-0783294
		   (I.R.S. Employer Identification No.)

		     9450 SEWARD ROAD, FAIRFIELD, OHIO
		 (Address of principal executive offices)

				    45014
				 (Zip Code)

			       (513) 603-2400
			(Registrant's telephone number)

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

					       Yes   X          No
						   -----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K   [   ].

     The aggregate market value as of March 1, 2001 of the voting stock held by non-affiliates of the registrant was $481,068,239.

     On March 1, 2001 there were 60,072,619 shares outstanding.

				Page 1 of 130
		      INDEX TO EXHIBITS ON PAGES 46-47
==============================================================================

		     DOCUMENTS INCORPORATED BY REFERENCE



Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 18, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

				   PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Ohio Casualty Corporation (the Corporation) was incorporated under the laws of Ohio in August, 1969. The Corporation operates primarily as a holding company and is principally engaged, through its direct and indirect subsidiaries, in the business of property and casualty insurance and insurance premium finance.

The Corporation conducts property and casualty insurance business through The Ohio Casualty Insurance Company ("Ohio Casualty"), an Ohio corporation organized in 1919, and Ohio Casualty's five operating property and casualty insurance subsidiaries: West American Insurance Company ("West American"), an Indiana corporation (originally incorporated under the laws of the state of California) acquired in 1945; Ohio Security Insurance Company ("Ohio Security"), an Ohio corporation acquired in 1962; American Fire and Casualty Company ("American Fire"), an Ohio corporation (originally incorporated under the laws of the state of Florida) acquired in 1969; Avomark Insurance Company ("Avomark"), an Indiana corporation formed in 1996 and Ohio Casualty of New Jersey, Inc. ("OCNJ"), an Ohio corporation formed in 1998. This group of six property-casualty companies that make up the Ohio Casualty Group (the Group) presently underwrites most forms of property and casualty insurance. The Corporation conducts its premium finance business through Ocasco Budget, Inc. ("Ocasco"), an Ohio corporation (originally incorporated under the laws of the state of California) organized in 1960. Ocasco is a direct subsidiary of Ohio Casualty.

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

Under the GAI asset purchase agreement, the Group assumed $645.8 million of commercial lines insurance liabilities, $62.6 million in other liabilities and acquired $287.9 million of investments, $1.5 million in cash and $119.1 million in other assets. This resulted in an assumption by the Group of a net statutory-basis liability of $300.0 million in addition to the Corporation's issuance of warrants to purchase 6 million shares (as adjusted for 1999 stock dividend) of Ohio Casualty Corporation common stock at a price of $22.505 per share. In addition, if the annualized production from the transferred agents at the end of eighteen months equaled or exceeded the production in the twelve months prior to closing, GAI would receive an additional $40.0 million. This bonus payment graded downward as production decreased. In the second quarter of 2000, the Corporation estimated the payment due to be approximately $27.5 million. This amount was added to the agent relationship intangible asset for the acquisition and is being amortized over the remaining amortization period. As of December 31, 2000, Ohio Casualty has paid $27.1 million of the payment due, while the remaining amount is in final negotiation. Additional information related to the accounting treatment of the acquisition as well as proforma results are set forth in Note 14, Acquisition of Commercial Lines Business, in the Notes to the Consolidated Financial Statements on page 38 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 1.  CONTINUED

During 1995, the Corporation's life insurance operations conducted through The Ohio Life Insurance Company ("Ohio Life") subsidiary were discontinued. On October 2, 1995, the Corporation signed the final documents to reinsure the existing blocks of business and enter a marketing agreement with Great Southern Life Insurance Company. The existing blocks of business were reinsured through a 100% coinsurance treaty with Employer's Reassurance Corporation. During the fourth quarter of 1997, Great Southern Life Insurance Company replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement. At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, the Corporation recognized an additional amount of unamortized ceding commission of $1.1 million before tax during 1998. During 1999, Great Southern Life Insurance Company replaced Employers' Reassurance Corporation on the 100% coinsurance treaty, and the Corporation recognized the remaining $1.1 million in unamortized ceding commission. On December 31, 1999, the Corporation completed the sale of the Ohio Life shell, thereby transferring all remaining assets and liabilities, as well as reinsurance treaty obligations, to the buyer. The after-tax gain on this sale totaled $6.2 million, or $.11 per share. Net income from discontinued operations amounted to $4.3 million or $.07 per share in 1999 and $1.9 million or $.03 per share in 1998. Additional information related to the discontinued life insurance operations is included in Note 20, Discontinued Operations, in the Notes to the Consolidated Financial Statements on pages 39 and 40 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The revenues, operating profit and combined ratios of each industry segment for the three years ended December 31, 2000 are set forth in Note 13, Segment Information, in the Notes to the Consolidated Financial Statements on pages 36, 37 and 38 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 1.  CONTINUED

   PREMIUMS

The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Group (property and casualty premiums), Ocasco (premium finance revenues), and Ohio Life (discontinued operations revenues) for the periods indicated.

			    Net Premiums Written
			     By Line of Business
			       (in thousands)

			       2000         1999        1998          1997         1996
			 ---------------------------------------------------------------
Auto liability           $  382,452   $  437,856   $  403,179   $  384,358   $  386,121
Auto physical damage        262,275      281,054      257,170      219,870      208,541
Homeowners
  multiple peril            173,222      181,905      180,697      168,168      166,457
Workers' compensation       185,800      191,688      100,150       97,176      115,398
Commercial
  multiple peril            234,507      229,999      157,103      141,931      132,808
Other liability             151,275      150,879       95,144       96,610      101,688
All other lines             115,821      113,285      105,668       98,708       97,059
			 ----------   ----------   ----------   ----------   ----------
Property and casualty
  premiums               $1,505,352   $1,586,666   $1,299,111   $1,206,821   $1,208,072
			 ==========   ==========   ==========   ==========   ==========
Premium finance
  revenues               $      480   $      804   $    1,170   $    1,511   $    1,981
			 ==========   ==========   ==========   ==========   ==========
Discontinued operations
  revenues               $        0   $        0   $        0   $        6   $      215
			 ==========   ==========   ==========   ==========   ==========

Property and casualty net premiums decreased $81.3 million in 2000. The net premium decrease related to conservative underwriting philosophies that led to the non-renewal of certain business and cancellation of Managing General Agents, the effects of annualization of New Jersey private passenger automobile policies, and premium cessions on certain experience rated reinsurance contracts covering casualty losses exceeding $1.0 million. The 1999 increase in premium volume reflects a full year assumption from GAI versus one month in 1998.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

The Group is represented on a commission basis by approximately 6,599 independent insurance agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Group. The six claim and eight underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

ITEM 1.  CONTINUED

The following table shows consolidated direct premiums written for the Group's ten largest states:

			    Ten Largest States
			 Direct Premiums Written
			From Continuing Operations
			      (in thousands)

			   Percent                                Percent                               Percent
		   2000    of Total                       1999    of Total                     1998     of Total
		   ----    --------                       ----    --------                     ----     --------
New Jersey       $221,965    15.6      New Jersey       $230,652    17.4     New Jersey      $219,518     17.0
Ohio              153,057    10.8      Ohio              153,146    11.5     Ohio             147,285     11.4
Kentucky          132,631     9.3      Kentucky          125,438     9.5     Kentucky         120,309      9.3
Pennsylvania       91,979     6.5      Pennsylvania       87,986     6.6     Pennsylvania      96,932      7.5
Illinois           81,747     5.8      Illinois           77,035     5.8     Illinois          73,794      5.7
Indiana            75,340     5.3      Indiana            74,073     5.6     Indiana           65,681      5.1
North Carolina     54,710     3.9      North Carolina     39,345     3.0     Maryland          41,526      3.2
Maryland           45,496     3.2      Maryland           38,851     2.9     Texas             40,537      3.1
Texas              45,386     3.2      Texas              37,894     2.9     North Carolina    37,856      2.9
Michigan           39,347     2.8      Oklahoma           33,995     2.6     Florida           32,649      2.5
		 --------    ----                       --------    ----                     --------     ----
		 $941,658    66.4                       $898,415    67.8                     $876,087     67.7
		 ========    ====                       ========    ====                     ========     ====

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

The distribution of invested assets of the Group is determined by a number of factors, including insurance law requirements, the Corporation's liquidity needs, tax position, and general market conditions. In addition, our business mix and liability payout patterns are considered. Adjustments are made to the asset allocation from time to time. During 1999, the Group reallocated its investment portfolio to adjust its asset mix. The Group completed the reallocation by selling approximately $200 million in equity securities, resulting in approximately $145 million of before-tax realized gains in 1999. The funds previously held in equity securities were reallocated to investment grade securities. The
Corporation has also reallocated its tax exempt bond portfolio. Tax exempt bonds decreased to 3.2% of the fixed income portfolio at year-end 2000 versus 19.4% and 34.8% for December 31, 1999 and 1998, respectively. The funds previously held in tax exempt bonds have been reallocated to investment grade taxable bonds. Due to recent poor operating results, the Corporation has reduced its holdings of tax-exempt securities during 2000 and 1999 in order to maximize after-tax income. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk. The Group's current liquidity needs are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances.

ITEM 1.  CONTINUED

The following table sets forth the carrying values and other data of the consolidated invested assets of the Corporation as of the end of the years indicated:

			  Distribution of Invested Assets
				  (in millions)

		       2000
		     Average                % of                 % of                 % of
		      Rating        2000    Total        1999    Total       1998     Total
		     -------     --------   -----     --------   -----     --------   -----

U.S. government        AAA       $   55.6     1.7     $   65.1     2.0     $   79.8     2.2
Tax exempt bonds
  and notes            AA+           79.3     2.3        461.4    14.5        839.6    23.3
Debt securities
  issued by foreign
  governments          N/A            0.0     0.0          0.0     0.0          3.6     0.1
Corporate securities   A-         1,254.9    37.7      1,066.1    33.5      1,117.5    31.0
Mortgage backed
  securities
    U.S. government    AAA           25.8     0.8         46.5     1.5          6.3     0.2
    Other              AA+        1,098.1    33.0        737.9    23.2        369.1    10.2
				 --------   -----     --------   -----     --------   -----
Total bonds            A+         2,513.7    75.5      2,377.0    74.7      2,415.9    67.0

Common stocks                       754.8    22.7        698.0    22.0        919.8    25.5
Preferred stocks                      0.1     0.0          0.1     0.0          5.1     0.2
				 --------   -----     --------   -----     --------   -----
Total stocks                        754.9    22.7        698.1    22.0        924.9    25.7

Short-term                           59.7     1.8        104.4     3.3        262.9     7.3
				 --------   -----     --------   -----     --------   -----
Total investments                $3,328.3   100.0     $3,179.5   100.0     $3,603.7   100.0
				 ========   =====     ========   =====     ========   =====
Total market value
  of investments                 $3,328.3             $3,179.5             $3,603.7
				 ========             ========             ========
Total cost and
  amortized cost
  of investments                 $2,698.8             $2,674.1             $2,815.8
				 ========             ========             ========

The consolidated fixed income portfolio (identified as "Total bonds" in the foregoing table) of the Corporation had a weighted average rating of "A+". The average maturity, using estimated maturity on the mortgage backed securities and stated maturity on the remaining fixed income portfolio, was 6.77 years as of December 31, 2000.

Investments in below investment grade securities (Standard and Poor's rating below BBB-) and unrated securities are summarized as follows:

(in millions)                             2000           1999          1998
					  ----           ----          ----
Below investment grade securities:
   Carrying value                       $104.6         $175.2        $207.3
   Amortized cost                        120.1          187.1         208.8

Unrated securities:
   Carrying value                       $255.5         $303.2        $281.8
   Amortized cost                        257.3          310.0         264.8

ITEM 1.  CONTINUED

Utilizing ratings provided by other agencies, such as the NAIC, the Corporation categorizes additional unrated securities into below investment grade ratings. The following summarizes the additional unrated securities that are rated in the below investment grade category by other rating agencies:

(in millions)                             2000           1999          1998
					  ----           ----          ----
Below investment grade securities at
   carrying value                       $104.6         $175.2        $207.3

Other rating agencies categorizing
   unrated securities as below
   investment grade                       22.8           38.7           7.7
					------         ------        ------

Below investment grade securities at
   carrying value                       $127.4         $213.9        $215.0

The securities in the Corporation's below investment grade portfolio have been issued by 51 corporate borrowers in approximately 36 industries. At December 31, 2000, the market value of the Corporation's five largest investments in below investment grade securities totaled $33.1 million, and had an approximate amortized cost of $33.2 million. None of these holdings market value individually exceeded $8.7 million.

At December 31, 2000, the Group's fixed income portfolio totaled $2.5 billion which consisted of 95.0% investment grade securities and 5.0% below investment grade and/or unrated securities.

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

Yield (based on cost of investments) for the taxable fixed income portfolio was 7.6% and 7.8% at December 31, 2000 and 1999, respectively. Below investment grade securities were yielding 10.1% and 10.0% at December 31, 2000 and 1999, respectively, while investment grade securities were yielding 7.4% in 2000 and 7.5% in 1999. Yield for tax exempt securities was 5.4% and 5.5% at December 31, 2000 and 1999, respectively; however, this yield is not directly comparable to taxable yield due to the complexity of federal taxation of insurance companies.

The Corporation remains committed to a diversified common stock portfolio. As of December 31, 2000, the portfolio consisted of 60 separate issues, diversified across 43 different industries; and the largest single position was 15.62% of the portfolio. The portfolio strategy with respect to common stocks has been to invest in companies whose stocks have below average valuations, yet above average growth prospects.

ITEM 1.  CONTINUED

Investment income is affected by the amount of new investable funds and investable funds arising from maturities, prepayments, calls and exchanges as well as the timing of receipt of such funds. In addition, other factors such as interest rates at time of investment and the maturity, income tax status, credit status and other risks associated with new investments are reflected in investment income. Future changes in the distribution of investments and the factors described above could affect overall investment income in the future; however, the amount of any increase or decrease cannot be predicted. Further details regarding investment distribution and investment income are described in Note 2, Investments, in the Notes to Consolidated Financial Statements on pages 30 and 31 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

Purchases of taxable fixed income securities in 2000 were as follows:
$956.0 million of investment grade securities, $40.3 million of high yield securities and $134.2 million of unrated securities. Purchases of tax-exempt and equity securities in 2000 totaled $.9 million and $80.4 million, respectively.

Disposals (including maturities, calls, exchanges and scheduled prepayments) of taxable fixed income securities in 2000 were as follows:
$439.6 million of investment grade securities, $100.7 million of high yield securities and $186.4 million of unrated securities. Dispositions of tax-exempt and equity securities in 2000 totaled $321.6 million and $65.0 million, respectively.

Consolidated before-tax net realized investment losses in 2000 totaled $2.4 million, $.04 per share. Included in this amount are approximately $10.9 million in writedowns of the carrying values of certain securities the Corporation determined had an other than temporary decline in value.

   SHARE REPURCHASES

Since 1990, the Board of Directors of Ohio Casualty Corporation has authorized the purchase of as many as 13,800,000 (as adjusted for stock splits) shares of its common stock through open market or privately negotiated transactions. Although the Corporation did not repurchase any shares of its common stock in 2000, the Corporation did repurchase 2,478,000 shares for $46.1 million in 1999 and 4,725,800 shares for $100.0 million in 1998. This brings the remaining repurchase authorization to 1,649,824 shares as of December 31, 2000.

   LIABILITIES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies as well as legal fees and general expenses of administering the claims adjustment process. The liabilities for claims incurred in accident years 1999, 1998 and 1997 were adjusted in the subsequent year as shown below:

ITEM 1.  CONTINUED

       Accident Year Loss and Loss Adjustment Expense Liabilities
		      Subsequent Year Adjustment
			     (in millions)

				      1999         1998          1997
				      ----         ----          ----
       Property                       $(13)         $ 0           $12
       Auto                            (10)          21            24
       Workers' compensation
	and other liability            (40)          12             5
				      -----        ----          ----
       Total reduction (increase)     $(63)         $33           $41
				      =====        ====          ====

The effect of catastrophes on the Group's results cannot be accurately predicted. As such, severe weather patterns could have a material adverse impact on the Group's results. In 2000, 1999 and 1998 there were 24, 27 and 37 catastrophes, respectively. The largest catastrophe in each of these years was $7.1 million, $17.9 million and $7.3 million in incurred losses. Additional catastrophes with over $1.0 million in incurred losses numbered 9, 7 and 14 in 2000, 1999 and 1998, respectively. For additional discussion of catastrophe losses, refer to Note 9, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 35 and 36 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

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

The following tables present an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in Note 1H, Accounting Policies and Note 9, Losses and Loss Reserves, in the Notes to Consolidated Financial Statements on pages 29, 35 and 36 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 1.  CONTINUED


    Reconciliation of Liabilities for Losses and Loss Adjustment Expense
			       (in thousands)

					     2000           1999           1998
					     ----           ----           ----
Net liabilities, beginning of year     $1,823,329     $1,865,643     $1,421,804
Addition related to acquisition                 0              0        483,938
Provision for current accident year
  claims                                1,237,319      1,176,072        989,114
Increase (decrease) in provisions
  for prior accident year claims           56,846           (418)       (66,119)
				       ----------     -----------    -----------
					1,294,165      1,175,654        922,995
Payments for claims occurring during:
   Current accident year                  596,114        600,942        513,292
   Prior accident years                   614,049        617,026        449,802
				       ----------     -----------    -----------
					1,210,163      1,217,968        963,094

Net liabilities, end of year            1,907,331      1,823,329      1,865,643
Reinsurance recoverable                    96,188         85,126         91,296
				       ----------     -----------    -----------
Gross liabilities, end of year         $2,003,519     $1,908,455     $1,956,939
				       ==========     ===========    ===========

ITEM 1.   CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31              1990        1991        1992        1993        1994        1995
----------------------              ----        ----        ----        ----        ----        ----
Net liability as originally
  estimated:                    $1,484,937  $1,566,738  $1,673,868  $1,693,551  $1,606,487  $1,557,065

Life Operations Liability              952         599         663         656         961       3,934

P&C Operations Liability        $1,483,985  $1,566,139  $1,673,205  $1,692,895  $1,605,526  $1,553,131

Net cumulative payments as of:
  One year later                   506,246     526,973     561,133     533,634     510,219     486,168
  Two years later                  783,948     822,634     869,620     833,399     803,273     772,670
  Three years later                955,666   1,007,189   1,060,433   1,017,893     997,027     944,294
  Four years later               1,063,507   1,123,591   1,176,831   1,147,266   1,106,361   1,080,373
  Five years later               1,131,012   1,201,317   1,264,900   1,218,916   1,203,717   1,151,001
  Six years later                1,182,110   1,266,605   1,316,756   1,288,148   1,257,334
  Seven years later              1,235,315   1,302,313   1,369,889   1,331,291
  Eight years later              1,262,187   1,342,839   1,405,107
  Nine years later               1,294,439   1,370,913
  Ten years later                1,315,891

Gross cumulative payments as of:
  One year later                   515,793     556,691     586,869     547,377     522,811     500,150
  Two years later                  804,771     867,483     904,911     859,142     827,232     798,078
  Three years later                985,339   1,056,173   1,107,980   1,051,915   1,030,701     988,674
  Four years later               1,098,746   1,182,598   1,231,386   1,190,466   1,158,798   1,123,163
  Five years later               1,173,204   1,266,170   1,328,478   1,278,602   1,254,475   1,200,600
  Six years later                1,228,265   1,339,559   1,394,890   1,347,025   1,314,586
  Seven years later              1,289,919   1,387,821   1,446,560   1,396,505
  Eight years later              1,328,267   1,428,103   1,487,891
  Nine years later               1,360,764   1,461,989
  Ten years later                1,387,957



Year Ended December 31              1996        1997        1998        1999        2000
----------------------              ----        ----        ----        ----        ----
Net liability as originally
  estimated:                    $1,486,622  $1,421,804  $1,865,643  $1,823,329  $1,907,331

Life Operations Liability            3,722         100          98           0           0

P&C Operations Liability        $1,482,900  $1,421,704  $1,865,545  $1,823,329  $1,907,331

Net cumulative payments as of:
  One year later                   483,574     449,802     640,209     614,049
  Two years later                  747,374     751,179     999,069
  Three years later                950,138     919,272
  Four years later               1,058,300
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                   498,274     469,933     654,204     636,530
  Two years later                  781,853     775,371   1,022,220
  Three years later                983,440     950,445
  Four years later               1,098,738
  Five years later
  Six years later
  Seven years later
  Eight years later

ITEM 1.   CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities
 (continued)
(In thousands)

Year Ended December 31              1990        1991        1992        1993        1994        1995
----------------------              ----        ----        ----        ----        ----        ----
Net liability re-estimated
 as of:
  One year later                 1,403,172   1,515,129   1,601,406   1,539,178   1,500,528   1,474,795
  Two years later                1,407,197   1,500,890   1,555,452   1,510,943   1,501,530   1,441,081
  Three years later              1,388,381   1,467,256   1,524,054   1,515,114   1,486,455   1,445,738
  Four years later               1,368,529   1,449,789   1,559,492   1,525,493   1,507,331   1,478,787
  Five years later               1,366,676   1,498,881   1,561,763   1,551,024   1,546,849   1,497,573
  Six years later                1,423,277   1,499,009   1,588,063   1,587,885   1,566,276
  Seven years later              1,420,105   1,526,136   1,627,385   1,609,600
  Eight years later              1,444,589   1,558,571   1,649,372
  Nine years later               1,472,173   1,577,553
  Ten years later                1,491,007

Decrease (increase) in
  original estimates:           $   (7,022) $  (11,414) $   23,833  $   83,295  $   39,251  $   55,558

Net liability as originally
   estimated:                   $1,483,985  $1,566,139  $1,673,205  $1,692,895  $1,605,526  $1,553,131

Reinsurance recoverable on
   unpaid losses and LAE            72,514      98,456      80,114      75,738      65,336      71,066

Gross liability as originally
   estimated:                   $1,557,451  $1,665,194  $1,753,982  $1,769,289  $1,671,823  $1,631,184

Life Operations Liability              952         599         663         656         961       6,987

P&C Operations Liability        $1,556,499  $1,664,595  $1,753,319  $1,768,633  $1,670,862  $1,624,197

One year later                   1,490,093   1,609,793   1,693,958   1,611,032   1,574,177   1,546,001
Two years later                  1,483,617   1,603,891   1,645,634   1,591,328   1,579,932   1,515,032
Three years later                1,471,469   1,567,801   1,623,559   1,601,354   1,565,580   1,561,675
Four years later                 1,449,670   1,558,508   1,664,239   1,612,300   1,630,314   1,585,459
Five years later                 1,456,168   1,612,537   1,666,556   1,680,806   1,657,037   1,608,296
Six years later                  1,517,411   1,612,012   1,722,897   1,704,863   1,680,592
Seven years later                1,513,884   1,666,562   1,758,687   1,731,007
Eight years later                1,565,037   1,695,786   1,784,615
Nine years later                 1,589,300   1,718,840
Ten years later                  1,612,550

Decrease (increase) in
   original estimates:             (56,051)    (54,245)    (31,296)     37,626      (9,730)     15,901


Year Ended December 31              1996        1997        1998        1999        2000
----------------------              ----        ----        ----        ----        ----
Net liability re-estimated
  as of:
  One year later                 1,427,992   1,355,586   1,888,387   1,880,174
  Two years later                1,403,059   1,386,401   1,885,236
  Three years later              1,439,008   1,400,662
  Four years later               1,456,890
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:           $   26,010  $   21,043  $  (19,691) $  (56,846)

Net liability as originally
   estimated:                   $1,482,900  $1,421,704  $1,865,545  $1,823,329  $1,907,331

Reinsurance recoverable on
   unpaid losses and LAE            64,695      59,952      80,215      85,126      96,188

Gross liability as originally
   estimated:                   $1,556,670  $1,483,807  $1,956,939  $1,908,455  $2,003,519

Life Operations Liability            9,075       2,150      11,081           0           0

P&C Operations Liability        $1,547,595  $1,481,657  $1,945,759  $1,908,455  $2,003,519

One year later                   1,496,100   1,447,044   1,972,890   1,981,093
Two years later                  1,507,365   1,477,874   1,975,657
Three years later                1,537,356   1,495,816
Four years later                 1,559,519
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Decrease (increase) in
   original estimates:             (11,924)    (14,159)    (29,898)    (72,638)

ITEM 1.  CONTINUED

   REINSURANCE

In order to preserve capital and shareholder value, the Group purchases reinsurance to protect against large or catastrophic losses.

The Property Per Risk treaty covers the Group in the event that an insured sustains a property loss in excess of $1.0 million in a single insured event. This property reinsurance covers up to $29.0 million in losses in excess of the $1.0 million retention level for a single event. The Casualty Per Occurrence treaty covers the Group in the event an insured sustains a liability loss in excess of $1.0 million in a single insured event. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $99.0 million, $49.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single event.

The Catastrophe Reinsurance treaty protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This treaty provides $150.0 million of coverage in excess of the Group's $25.0 million retention level. In 2000, a portion of the catastrophe program was again renewed with a multi-year placement.
The multi-year placements provide continuity, maintain rates, and each reinsurer's overall share of the program. Over the last 20 years, there were two events that triggered coverage under our catastrophe reinsurance treaty. Losses and loss adjustment expenses from the Oakland Fires in 1991 and Hurricane Andrew in 1992 totaled $35.6 million and $29.8 million, respectively. Both of these losses exceeded the prior retention amount of $13.0 million. The Group recovered $33.9 million from reinsurers as a result of these events. Reinsurance limits are designed to cover exposure to a catastrophic event expected to occur once every 250 years.

The Group also carries various treaties from the GAI acquisition for certain programs such as auto liability, liquor liability and jewelers' workers' compensation and selected programs such as Deep South Workers' Compensation and Oregon School District as well as facultative reinsurance contracts protecting certain individual risks or locations.

Reinsurance contracts do not relieve the Group of its obligation to policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group monitors the financial health and claims settlement performance of its reinsurers, since reinsurance protection is an important component in the financial plan. Annually, financial statements are reviewed and various ratios calculated to identify reinsurers who have ceased to meet our high standards of financial strength. If any reinsurers fail these tests, they are removed from the program at renewal. Currently, all domestic reinsurers have an A.M. Best rating of "A-" or better and the financial condition of all international reinsurers meets the Group's high standards. Additionally, the Group utilizes a large base of reinsurers to mitigate its concentration risk. In 2000, 1999 and 1998 no reinsurer accounted for more than 10% of total ceded premiums. As a result of the Group's controls over reinsurance, uncollectible amounts have not been significant.

   COMPETITION

More than 2,400 property and casualty insurance companies compete in the United States of America and no one company or company group has a market share greater than approximately 12.0%. According to A.M. Best, the Group ranked as the thirty-sixth largest property and casualty insurance group in the United States of America based on net insurance premiums written in 1999, the latest year for which statistics are available. The Group competes with other companies on the basis of service, price and coverage. Competition in the property and casualty industry is intense.

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

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies.

In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24.4 million plus interest. The Group established a contingent liability for the Proposition 103 rollback of $24.4 million plus simple interest at 10% from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the Commissioner of Insurance of the state of California. Under the terms of the settlement, the members of the Group will pay $17.5 million in refund premiums to eligible 1989 California policyholders. The Corporation expects the payments to be made in the first half of 2001. With this development, the total reserve was decreased to $17.5 million as of September 30, 2000. When the refund payments occur, the remaining $17.5 million liability will be extinguished. This decrease in the reserve resulted in an increase in operating income and net income for the third quarter 2000, and had no effect on the combined ratio reported.

To date, the Group has paid approximately $5.7 million in legal costs related to the withdrawal and Proposition 103.

The state of New Jersey, the Group's largest state with 14.9% of total net premiums written during 2000, has historically been a profitable state for the Group. In recent years, however, the legislative environment in that state has become more difficult. Due to legislative rules and regulations designed to make automobile insurance less expensive and more easily obtainable for New Jersey residents, our results have been adversely impacted. New Jersey passed the Fair Automobile Insurance Reform Act, which was an eight year assessment that began in 1990 and ended in 1997.
In order to meet the state imposed assessment obligations under the Fair Automobile Insurance Reform Act the Group incurred expenses of $3.3 million in 1997 and $3.6 million in 1996. The Group's future obligations related to this act are minimal as only true-up payments are remaining, and any future true-ups are anticipated to be immaterial to the Group's results of operations, financial position and liquidity in future years.

ITEM 1.  CONTINUED

The Unsatisfied Claim and Judgment Fund is another assessment made by the state of New Jersey. This assessment is based upon estimated future direct premium written in that state. The Group paid $3.3 million in 2000, $3.4 million in 1999 and $3.2 million in 1998. The Group anticipates the future assessments to be between $3.0 and $4.0 million dollars annually. The Group anticipates future assessments will not materially affect the Group's results of operations, financial position or liquidity.

The New Jersey State Senate passed an auto insurance reform bill effective March 22, 1999 that mandated a 15% rate reduction for personal auto policies based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention. All new policies written on or after March 22, 1999 and all renewal policies written on or after April 27, 1999 reflect the 15% rate reduction. The mandatory rate rollback in New Jersey impacted a portion of 1999 profitability and a full year of 2000 profitability.

In 1999, the state of New Jersey began to require insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones
(UEZ). These zones are urban areas frequently having high loss ratios. The Group is required to write one policy in UEZ for every seven policies written outside UEZ. The Group is assigned premiums if it does not write the required quota. In 2000, the Group wrote $6.5 million in UEZ premiums, with $4.9 million in additional assigned premiums in 2000, compared with $5.7 million in UEZ premiums, and $6.7 million in additional assigned premiums in 1999. The 2000 loss ratio on UEZ premiums was 146.3% and the loss ratio on the assigned business was 198.5%, compared with a 1999 UEZ loss ratio of 132.1% and a loss ratio on assigned business of 142.9%.

National Association of Insurance Commissioners. The National Association of Insurance Commissioners (the "NAIC") annually calculates a number of financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business.
For the last five years, no company in the Group, other than Avomark, has had four or more ratios departing from the usual range. In 1998, Avomark had four ratios outside of the usual range due to the initial start-up of Avomark in 1997 and Avomark joining the Group's reinsurance pooling agreement in 1998.

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The model is based on four risk factors in two categories: asset risk, consisting of investment risk and credit risk; and underwriting risk, composed of loss reserves and premiums written risks. As of December 31, 2000, all insurance companies in the Group are in excess of levels that would require regulatory action.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. This regulation allows dividends to equal the greater of 10% of policyholders' surplus or net income determined as of the preceding year end without prior approval of the Insurance Department. At the end of 2000, $81.2 million of policyholders' surplus is not subject to restrictions or prior dividend approval.

The ratio of premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the

ITEM 1.  CONTINUED

Group to grow by writing additional business.  The Group's 2000 ratio is
1.9 to 1. The ratio of 1.9 to 1 has increased from 1.8 to 1 and 1.4 to 1 in 1999 and 1998, respectively, due to a decline in the statutory surplus component of the ratio. The Corporation believes the statutory surplus level is adequate to support current business volume.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. All states have adopted the Codification guidance, effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the Codification guidance will be reported as an adjustment to statutory policyholders' surplus as of January 1, 2001. The Group had originally estimated the adoption of Codification to reduce statutory policyholders' surplus by approximately $46 million. As of March 30, 2001, the Group revised the original estimate to be approximately $22 million.

   EMPLOYEES

At December 31, 2000, Ohio Casualty had approximately 3,470 employees of which approximately 1,448 were located in the Fairfield and Hamilton, Ohio offices.

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

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. In June 1999, the FASB issued SFAS 137, which deferred the effective date of adoption of SFAS 133 for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). The Corporation has evaluated the impact and concluded that the adoption of SFAS 133 should have an immaterial impact on the financial results upon implementation.

ITEM 2.  PROPERTIES

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 10, and the settlement of California Proposition 103 in Note 18, California Proposition 103, in the Notes to Consolidated Financial Statements on page 39 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

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

		     EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is related to executive officers who are not separately reported in the Corporation's Proxy Statement:

				       Position with Company and/or
				    Principal Occupation or Employment
Name                    Age              During Last Five Years
----                  -------       ----------------------------------
Elizabeth M. Riczko     34       Senior Vice President and Treasurer of Ohio
				 Casualty Corporation, The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Avomark Insurance Company, Ocasco
				 Budget, Inc., Ohio Casualty of New Jersey,
				 Inc., Ohio Security Insurance Company, West
				 American Insurance Company since September
				 2000; prior thereto, Senior Vice President
				 of The Ohio Casualty Insurance Company,
				 American Fire and Casualty Company, Avomark
				 Insurance Company, Ocasco Budget, Inc., Ohio
				 Casualty of New Jersey, Inc., Ohio Security
				 Insurance Company, West American Insurance
				 Company since February 2000; prior thereto,
				 Senior Vice President of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Ohio Security Insurance Company,
				 West American Insurance Company since December
				 1998; prior thereto, Vice President of The
				 Ohio Casualty Insurance Company, American Fire
				 and Casualty Company, Ohio Security
				 Insurance Company and West American Insurance
				 Company since May 1996; prior thereto,
				 Assistant Secretary of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Ohio Security Insurance Company and
				 West American Insurance Company.

ITEM 4.  CONTINUED

				       Position with Company and/or
				    Principal Occupation or Employment
Name                    Age              During Last Five Years
----                  -------       ----------------------------------
Debra K. Crane          43       Senior Vice President and General Counsel of
				 Ohio Casualty Corporation, The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Avomark Insurance Company, Ocasco
				 Budget, Inc., Ohio Casualty of New Jersey,
				 Inc., Ohio Security Insurance Company, West
				 American Insurance Company since April 2000;
				 prior thereto, Vice President of The Ohio
				 Casualty Insurance Company, American Fire and
				 Casualty Company, Avomark Insurance Company,
				 Ocasco Budget, Inc., Ohio Casualty of New
				 Jersey, Inc., Ohio Security Insurance Company,
				 West American Insurance Company since May 1999;
				 prior thereto, Assistant Treasurer of The Ohio
				 Casualty Insurance Company, American Fire and
				 Casualty Company, Avomark Insurance Company,
				 Ocasco Budget, Inc., Ohio Security Insurance
				 Company, West American Insurance Company since
				 February 1996; prior thereto, Tax Manager.

Ralph G. Goode          55       Senior Vice President of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Avomark Insurance Company, Ohio
				 Security Insurance Company and West American
				 Insurance Company since December 1998; prior
				 thereto, Vice President of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Ohio Security Insurance Company and
				 West American Insurance Company.

Richard B. Kelly        46       Senior Vice President of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Avomark Insurance Company, Ohio
				 Security Insurance Company, West American
				 Insurance Company since February 2000; prior
				 thereto, Vice President of The Ohio Casualty
				 Insurance Company, American Fire and Casualty
				 Company, Avomark Insurance Company, Ohio
				 Security Insurance Company, West American
				 Insurance Company since November 1996; prior
				 thereto, Assistant Vice President of The Ohio
				 Casualty Insurance Company, American Fire and
				 Casualty Company, Ohio Security Insurance Company,
				 West American Insurance Company.


				   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

(a) The Corporation's common shares, par value $.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. On March 31,
     2001, the Corporation's common shares were held by 6,027 shareholders of record.

ITEM 5.  CONTINUED

(b) The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last three most recent fiscal years:

			  High/Low Market Price Per Share
		 (in dollars, adjusted for 1999 stock dividend)
       Quarter         1st           2nd           3rd          4th
       2000 High      17 7/8       17 1/8        10 9/16      10 1/4
	    Low       11 1/16      10 15/16       6 11/32      6 1/2

       1999 High      21 11/16     20 1/32       18 9/16      17
	    Low       19 1/32      17 13/16      15 1/16      15 1/16

       1998 High      24 11/16     25 9/16       23 15/16     21 1/16
	    Low       21 1/16      22            18 1/2       17 1/16

(c) The following table shows the cash dividends paid by the Corporation to the holders of its common shares for the three most recent fiscal years of the Corporation. The Corporation's Board of Directors discontinued the Corporation's regular quarterly dividend in February, 2001.

		    Quarterly Cash Dividends Per Share
		 Quarter     1st     2nd     3rd     4th
		 2000       $.23    $.12    $.12    $.12
		 1999       $.23    $.23    $.23    $.23
		 1998       $.22    $.22    $.22    $.22

     A description of statutory restrictions on the ability of the Corporation's insurance company subsidiaries to transfer funds to the Corporation in the form of cash dividends and distributions, which may limit the ability of the Corporation to pay dividends to its shareholders, may be found in Note 16, Statutory Accounting Information, in the Notes to the Consolidated Financial Statements on pages 38 and 39 of the Corporation's Annual Report to Shareholders for fiscal year ended December 31, 2000, which description is incorporated herein by reference.

(d) On December 12, 2000, the Corporation granted to Dan R. Carmichael, its Chief Executive Officer and President, an option to purchase 400,000 common shares at an exercise price of $9.75 per share. The stock option will vest over a period of three years from the date of grant and has a term of 10 years. The stock option was granted without registration under the Securities Act of 1933 pursuant to the exemptions contained in Sections 4(2) and 4(6) of that Act. Exercise of the stock option is subject to the Corporation registering the underlying common shares under the Securities Act of 1933 or the availability of an exemption from registration. The stock option was granted pursuant to an Employment Agreement between the Corporation and Mr. Carmichael, which provides for two additional stock option grants of 400,000 shares each on December 12, 2001 and December 12, 2002 so long as Mr. Carmichael is an employee of the Corporation on those dates.


ITEM 6.  SELECTED FINANCIAL DATA

See pages 12 and 13 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

The year 1999 ended with the Corporation experiencing deterioration in certain lines of business, price inadequacies, and rising underwriting expenses. The Corporation responded in 2000 with a plan to aggressively manage expenses, implement price increases, and cancel or non-renew its most unprofitable business.

   RESULTS OF OPERATIONS

For the year 2000, the Corporation reported a net operating loss of $77.7 million or $1.29 per share, compared with operating income of $1.4 million or $.02 per share in 1999 and $73.6 million or $1.12 per share in 1998. Contributing to the 2000 net loss were the adverse effects of write-offs to the agent relationships intangible asset relating to the 1998 acquisition of the Great American Insurance Companies (GAI) Commercial Lines Division, the impact of inadequate pricing, and premium cessions on experience rated reinsurance contracts. Positively impacting 2000 results was the settlement of the California Proposition 103 liability.

In the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The decision was made to help give the Group better control of its underwriting and pricing practices. The Managing General Agents accounted for approximately $48 million in annual commercial lines premium written, of which $29 million was in the workers' compensation line of business. This business, which was acquired in the GAI commercial lines purchase in 1998, is being non-renewed as permitted by law and contractual agreements. The result of the decision was a write-off of $42.2 million of the agent relationships intangible asset, specifically relating to the Managing General Agents, which was recorded on the balance sheet in connection with the GAI purchase. The asset was also written off in 2000 by $3.8 million as a result of additional agent cancellations for a total write-off of $46.0 million for the year.

The 2000 operating loss was also impacted negatively by $23.2 million for ceded premiums on certain experience rated reinsurance contracts covering losses exceeding $1.0 million. The 1999 operating income was impacted by $13.0 million for similar premium cessions. These premium cessions reflect changes in estimated loss experience, and have resulted in the maximum premium cessions under these contracts for business written through Year 2000.

The consolidated net loss for 2000 was $79.2 million or $1.32 per share, compared with net income of $114.1 million or $1.87 per share in 1999, and $84.9 million or $1.29 per share in 1998. After-tax realized gains (losses) were $(1.5) million in 2000, $104.5 million in 1999, and $9.4 million in 1998. Contributing to the 1999 gain were investment gains from a reallocation of the Group's investment portfolio during the second quarter of 1999. The Corporation completed the reallocation by selling approximately $200 million in equity securities, resulting in after-tax realized gains of approximately $94 million.

Statutory net premiums written decreased $81.5 million in 2000 to $1.51 billion. Net premiums written totaled $1.59 billion in 1999 and $1.30 billion in 1998. The net premiums written decrease in 2000 can be attributed to a more conservative underwriting philosophy that led to the non-renewal of certain business, the effects of annualization of New Jersey private passenger automobile policies, and the premium cessions on experience rated reinsurance contracts mentioned previously. In order to improve underwriting results, the Corporation took action in 2000 to cancel its most unprofitable agents and policies. These actions, along with the

ITEM 7.  CONTINUED

cancellation of the Managing General Agents, represent annual net premiums written of over $150 million. The full impact of these actions should be realized in 2001. The increase in premiums from 1998 to 1999 was due to the GAI acquisition adding almost $262.2 million to 1999 net premiums over 1998.

The combined ratio increased 6.4 points to 119.2% in 2000, compared with 112.8% in 1999 and 107.2% in 1998. The poor 2000 combined ratio was driven by increases in the loss and loss expense ratios. The calendar year 2000 loss ratio was 72.8% compared with 66.9% in 1999 and 63.7% in 1998. The 2000 loss ratio was impacted by adverse development in the workers' compensation and general liability lines of business for 1999 and prior accident years. The workers' compensation line of business added 6.8 points to the overall loss ratio. Deterioration in the private passenger automobile results driven in part by the mandatory 15% rollback of rates for New Jersey also affected the 2000 loss ratio results. Finally, inadequate pricing and a 10% increase in claims severity for workers' compensation business also contributed to the increased 2000 loss ratio. In order to resolve pricing inadequacies, the Group began implementing price increases across all commercial lines and some personal lines in 2000. The average price increase was approximately 9.8% on the Group's commercial lines book of business. The effects of these increases should be realized in 2001 as premiums are earned.

The 2000 accident year loss ratio, which measures losses and claims arising from insured events during the year was 69.3%, 3.5 points lower than the calendar year result, which includes loss payments made during the current year and changes in the provision for future loss payments. The difference is concentrated in the general liability and workers' compensation lines.

At year-end 2000, the Group reallocated its carried bulk reserves to comply with Statement of Statutory Accounting Principles No. 55 under Statutory Accounting Codification, which requires that companies carry their best estimate of loss reserves for each line of business, while previous requirements focused on the overall results. The reallocation, while not affecting the overall calendar year combined ratio, had a material impact on the reported combined ratios for several lines of business.

Underwriting expenses, as a percentage of net premiums written, decreased by .4 points in 2000 to 34.8%, compared with 35.2% in 1999 and 34.4% in 1998. As mentioned earlier, the Corporation took steps in 2000 to aggressively manage expenses. The savings focused on reductions to salaries and related expenses, advertising, and professional contractor fees. These expense reduction efforts were expected to result in annualized expense savings of approximately $30 million. Due to the timing of severance payments and the run-off of contractual commitments, the Corporation estimated half of the reported amount would be realized in 2000. The Corporation exceeded its expense savings estimates for 2000 by realizing almost $26.0 million in expense reductions. The increase in 1999 over 1998 was primarily due to expenses related to restructuring and integration efforts, which added approximately 1.2 points to the underwriting expense ratio.

   ACQUISITIONS

As described in more detail in Note 14, the Group purchased substantially all of the Commercial Lines Division of Great American Insurance Companies
(GAI) on December 1, 1998. The acquisition has been treated as a purchase for accounting purposes. The revenues and results reported include the activity of the GAI division from the December 1, 1998 acquisition date forward.

ITEM 7.  CONTINUED

   LINE OF BUSINESS DISCUSSION

   Workers' Compensation

Continued deterioration in the workers' compensation line of business in 2000 led to disappointing results for the line in general as well as affecting the Group's overall results for the year. Including the year-end reserve reallocation mentioned in the results of operation section, the workers' compensation line of business added 6.8 points to the overall loss ratio.

Workers' compensation combined ratio increased 48.1 points in 2000 to 165.6%, compared with 117.5% and 109.6% for 1999 and 1998, respectively. Excluding the 2000 year-end reserve reallocation, the combined ratio was 156.0%. The loss ratio was the main component driving the high combined ratio. Due to rising medical costs causing an increase in claims severity and the effects of the year-end reserve reallocation, the 2000 loss ratio swelled to 118.8% compared with 71.9% and 69.1% in 1999 and 1998, respectively. The Group was able to achieve an average renewal price increase for the workers' compensation line of business of 12.4% for 2000.

In response to the deterioration of results, the Group is non-renewing its most unprofitable segment of workers' compensation policies, which amount to approximately $50 million in annual premium volume. This business has a loss ratio approximately 10 points higher than the total workers' compensation line of business and is referred to as unsupported workers' compensation as it is the only product in the customer's account. As mentioned in the results of operations section, the Group has also taken action to discontinue its relationship with Managing General Agents. These Managing General Agents accounted for $29.0 million in annual workers' compensation premium volume. The non-renewal of unsupported workers' compensation impacted premiums written by an estimated $13 million in 2000, with the remaining business to be non-renewed in 2001. The cancellation of Managing General Agents impacted premiums written by an estimated $16 million in 2000, with the remaining $13 million to effect 2001 results. These non-renewals and cancellations contributed to a 3.1% or $5.9 million decrease in 2000 workers' compensation net premiums written, which totaled $185.8 million. Net premiums written for 1999 and 1998 totaled $191.7 million and $100.2 million, respectively. The business acquired from GAI contributed to the increase in 1999 from 1998.

   Private Passenger Auto - Agency

Net premiums written decreased $71.2 million or 13.5% to $455.3 million in 2000, compared with $526.5 million in 1999 and $515.4 million in 1998. 1999 net premiums written were positively impacted by the conversion to twelve-month policies in New Jersey, from the standard six-month policy issued. Additionally, the state mandated rate rollback effective in early 1999 reduced premium volume for a portion of 1999 and for a full year in 2000. New Jersey's private passenger auto net premiums written represent approximately 21% of the Group's total private passenger auto book of business. The combined ratio increased to 110.4% in 2000 from 106.3% in 1999 and 103.4% in 1998. An 8% increase in claims severity in 2000 contributed to the increase in the overall combined ratio. See discussion of New Jersey regulatory developments in Item 1, page 16.

ITEM 7.  CONTINUED

   Private Passenger Auto - Direct

The Group began direct marketing of personal auto coverage in January 1998. In 2000, the Corporation first restructured its Avomark operations with an internet-only strategy, and later discontinued the private passenger auto-direct line of business in the fourth quarter. As part of this restructuring, the Company completed an asset purchase agreement for the sale of the Avomark Call Center. Under this agreement, the buyer purchased certain assets used in the call center operation and entered into a new lease on the call center property, thereby replacing the Company as lessee. The line was discontinued in order to focus on the independent agency system as the distribution channel for the Group. As a result of the restructuring, 2000 net premiums written dropped from $17.1 million in 1999 to $10.7 million in 2000. The Group wrote $6.3 million of net premiums in 1998. Combined ratios were 167.9%, 208.4%, and 169.7% for 2000, 1999, and 1998, respectively.

Although the Corporation discontinued the Avomark line, the Corporation remains committed to developing Internet capabilities that focus on increased service support for agents and their customers, and our policyholders.

   Commercial Auto

Net premiums written increased $3.2 million or 1.8% in 2000 to $178.7 million, compared with $175.5 million in 1999 and $139.1 million in 1998. The 2000 increase was driven by renewal price increases, averaging 9.2% on the commercial auto line of business. The increase in premiums between 1998 and 1999 was largely due to the GAI acquisition.

The 2000 combined ratio increased to 121.5%, compared with 117.1% in 1999 and 105.4% in 1998. 2000 was hindered by increased severity and large losses combined with inadequate pricing.

   Commercial Multi-Peril, Fire & Inland Marine (CMP)

Net premiums written from the CMP segment have increased for five consecutive years. Net premiums written increased $7.3 million or 2.4% to $312.5 million in 2000, compared to $305.2 million in 1999 and $225.7 million in 1998. The implementation of renewal price increases contributed to the 2000 premium increase. Acquired business from GAI contributed $80.3 million to the 1999 increase when compared to 1998. The combined ratio decreased to 111.5% in 2000 from 126.0% in 1999 and 113.5% in 1998. In 2000, the Group was able to implement renewal price increases in the CMP segment. Although the renewal price increases climbed each quarter of the year, the full effects will not be realized until 2001.

Catastrophe losses added 4.6 points to the combined ratio in 2000, 7.8 points in 1999 and 4.9 points in 1998.

   General Liability

Net premiums written decreased $1.8 million or 2.2% in 2000 to $80.7 million, compared with $82.5 million in 1999 and $76.4 million in 1998. The 2000 decrease reflected the Group's focus on fundamental underwriting strategies.

ITEM 7.  CONTINUED

The combined ratio increased 11.3 points in 2000 due to adverse development for 1999 and prior accident years to 126.9%, compared with 115.6% in 1999 and 114.0% in 1998. This line continues to be subject to inadequate pricing arising from intense competition. While profitable premium growth remains very difficult to achieve, the Group is focusing efforts on underwriting integrity.

   Umbrella

Net premiums written increased $2.2 million or 3.2% in 2000 to $70.6 million, compared with $68.4 million in 1999 and $18.7 million in 1998. The 2000 increase was primarily generated by renewal price increases implemented in 2000. The increase between 1998 and 1999 was due to the GAI acquisition adding $48.7 million in premiums. The acquisition brought excess coverages that were new to the Group allowing for increased limits, broadened classes and improved coverage forms.

The 2000 combined ratio was 80.3%, compared with 47.3% in 1999 and 48.8% in 1998. Although the combined ratio increased, the results are still below the industry average.

   Homeowners

Net premiums written fell 4.8% in 2000 to $173.2 million from $181.9 million in 1999 and $180.7 million in 1998. Over the past two years, the Group has placed emphasis on selective underwriting and the homeowners Insurance-To-Value program. The program addresses underinsured homeowner properties and emphasizes adequate replacement cost values. Upon renewal, homeowner's accounts are subject to a replacement cost valuation and appropriate premium increases are implemented. The Insurance-To-Value program has contributed to the Group implementing an average price increase of more than 10% during the year 2000.

The 2000 combined ratio decreased 4.5 points to 119.6%. This compares with a combined ratio of 124.1% in 1999 and 118.4% in 1998. Combined ratios are heavily impacted by catastrophe losses which added 10.3 points to the combined ratio in 2000, 12.6 points in 1999 and 15.2 points in 1998.

   Fidelity & Surety

Net premiums written decreased $.2 million or .6% in 2000 to $37.9 million, compared with $38.1 million in 1999 and $37.0 million in 1998.

The combined ratio decreased to 71.5% in 2000 from 77.0% in 1999 and 81.4% in 1998. The Group's combined ratio remains below the historical industry average of 86.8%.

ITEM 7.  CONTINUED


Combined Ratios                      2000     1999     1998     1997     1996
==============================================================================
Private Passenger Auto - Agency     110.4%   106.3%   103.4%   105.4%   110.0%
Private Passenger Auto  - Direct    167.9%   208.4%   169.7%     N/A      N/A
Commercial Multiple Peril, Fire
   and Inland Marine                111.5%   126.0%   113.5%   107.7%   115.0%
General Liability                   126.9%   115.6%   114.0%   113.0%    89.1%
Umbrella                             80.3%    47.3%    48.8%    58.4%    35.9%
Workers' Compensation               165.6%   117.5%   109.6%    93.0%    94.3%
Commercial Auto                     121.5%   117.1%   105.4%   112.9%   105.3%
Homeowners                          119.6%   124.1%   118.4%   111.2%   135.9%
Fidelity and Surety                  71.5%    77.0%    81.4%    76.5%    73.4%
------------------------------------------------------------------------------
    Total                           119.2%   112.8%   107.2%   105.3%   109.5%
==============================================================================


   CATASTROPHE LOSSES

Catastrophe losses in 2000 totaled $36.2 million, compared with $52.2 million in 1999 and $44.6 million in 1998. There were 24 separate catastrophes in 2000, compared with 27 catastrophes in 1999 and 37 in 1998. Catastrophe losses added 2.4 points to the combined ratio in 2000, compared with 3.4 points in 1999 and 3.6 points in 1998. The 1999 catastrophes included tornadoes in the greater Cincinnati and Oklahoma City areas as well as damage from Hurricane Floyd.

Catastrophe Losses
(in millions)

2000        $36
1999        $52
1998        $45
1997        $21
1996        $62

   STATUTORY SURPLUS

Statutory surplus, a traditional insurance industry measure of strength and underwriting capacity, was $812.1 million at December 31, 2000, compared with $899.8 million at December 31, 1999 and $1,027.1 million at December 31, 1998. The decrease in the 2000 surplus was due primarily to poor underwriting results, dividend payments, and the statutory treatment of the final installment payment for the acquisition of the Commercial Lines Division of GAI. The decrease in 1999 resulted from dividends, poor underwriting results and taxes on realized gains.



   LIQUIDITY AND FINANCIAL STRENGTH

Net cash generated from operations was $99.6 million in 2000, compared with cash used of $137.7 million in 1999 and cash generated of $24.6 million in 1998. The change in 2000 is due in part to payment received in 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999, a refund of prior year taxes paid, a reduction in paid losses and paid loss

ITEM 7.  CONTINUED

adjustment expenses, and a reduction in paid underwriting expenses as a result of the expense management efforts. The decrease in 1999, compared with 1998, primarily resulted from lower operating income. Investing activities used net cash of $103.5 million in 2000, compared with net cash produced of $108.1 million in 1999 and $93.5 million in 1998. Total cash used for financing activities was $56.0 million in 2000, compared with $125.5 million in 1999 and total cash produced of $66.9 million in 1998. Cash used from financing decreased in 2000 as a result of the reduction in shareholder dividends and the Corporation's decision not to repurchase any of its treasury shares. Overall, total cash used in 2000 was $59.9 million, compared with $155.0 million in 1999 and cash generated of $184.9 million in 1998.

Shareholder dividend payments were $35.4 million in 2000, compared with $56.0 million in 1999 and $57.9 million in 1998. The decrease in 2000 was a result of the Corporation's decision to reduce quarterly dividend payments beginning in the second quarter to $.12 per share in order to strengthen the financial position of the Corporation. On February 8, 2001, the Corporation eliminated its current quarterly dividend in order to further strengthen the Corporation's financial position.

Cash flow has also been impacted by our share repurchase program.
Although the Corporation did not repurchase any shares of its common stock in 2000, the Corporation did repurchase 2,478,000 shares for $46.1 million in 1999 and 4,725,800 shares for $100.2 million in 1998. The Corporation is currently authorized to repurchase 1,649,824 additional shares of its common stock to be held as treasury shares for stock options or other general corporate purposes. Since the beginning of 1987, 31.7 million shares have been repurchased at an average cost of $14.10 per share. In the future, shares will be repurchased when doing so makes economic sense for the Corporation and its shareholders.

In order to evaluate corporate performance, the Corporation calculates a five-year average return on equity. Net income and unrealized gains and losses on investments are included in the calculation to derive a total return. A five-year average is used to correspond to the Corporation's planning horizon and emphasizes long-term returns, not intermediate fluctuations. The five-year average return on equity was 6.2%, 12.0% and 14.3% for 2000, 1999 and 1998, respectively.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. As of December 31, 2000, approximately $81.2 million of retained earnings were not subject to regulatory restriction or prior dividend approval requirements.

As of December 31, 2000, the Corporation had $220.8 million of outstanding notes payable. Of the $220.8 million, $5.8 million is related to a low interest loan outstanding with the state of Ohio used in conjunction with the home office purchase. The remaining $215.0 million is related to a 1997 credit facility that provided a $300.0 million revolving line of credit to the Corporation. The agreement expires in October 2002, with any outstanding loan balance due at that time. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth
(as defined in the agreement) and a minimum statutory surplus of $750.0 million. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. As of

ITEM 7.  CONTINUED

December 31, 2000, the Corporation was in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation, or other changes in statutory surplus, including the effects of adopting new statutory accounting principles (such as Codification), may lead to covenant violations which could ultimately result in default.

The Corporation is evaluating its capital requirements and is exploring ways to restructure and/or reduce its debt and strengthen its financial position. The Corporation has taken steps to strengthen its financial position by aggressively managing expenses and first reducing quarterly dividends to shareholders and later eliminating the current quarterly dividend in the first quarter of 2001. The Corporation may be required to obtain additional external funding, either in the form of debt or equity funding, to support its insurance operations in the future. While the Corporation believes that it should be able to obtain such external funding, if needed, the availability of such funding cannot be assured nor can the cost of such funding be evaluated at this time.

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous rating of the Group. During 2000, A. M. Best and Standard and Poor's (S&P) Rating Services downgraded the Group's financial strength ratings. The Group's A.M. Best rating moved from "A+" (superior) to "A" (excellent) and the S&P rating moved from "A+" to "BBB+". A. M. Best cited earnings deterioration, increased operating leverage, and significant management changes as reasons for the rating change. S&P focused on poor underwriting results, earnings volatility due to catastrophe losses, and an aggressive investment strategy. A. M. Best and S&P both recognized the Group's strong capitalization and expense reduction efforts as positive attributes. Moody's Investors Service affirmed the Group's "A2" rating based on capitalization and expense reduction measures. All three rating agencies recognized the shift in management focus to improve underwriting.

   RESTRUCTURING

In December 1998, the Group initiated a restructuring and reorganization plan. Under the plan, the Group consolidated many of its branch locations for underwriting and claims throughout 1999. Personal lines business centers were reduced from five to three locations. Commercial underwriting branches were reduced from 17 to eight locations and claims branches were reduced from 38 to six locations. Workforce reductions related to the restructuring plan, originally estimated to be 250 positions, have amounted to approximately 170 positions. The plan was estimated to generate $14 million in annual pre-tax savings upon full implementation in late 1999. The actual savings in 2000 were approximately $9 million.

Restructuring charges recorded in 1998 were made up of expenses associated with abandoned lease space totaling $10.0 million or $.15 per share before-tax and $6.5 million or $.10 per share after-tax. The Group released $2.2 million and $2.9 million of the liability due to payments under leases in 2000 and 1999, respectively, and $2.4 million in 1999 for changes in assumptions used to establish the initial reserve.

   DISCONTINUED OPERATIONS

During 1995, the Corporation's life operations were discontinued. In order to exit the life operations the Company executed an agreement in 1995 to reinsure the existing blocks of business through a 100% coinsurance arrangement.

ITEM 7.  CONTINUED

Since The Ohio Life Insurance Company was contractually replaced as the primary insurer, the Corporation recognized unamortized ceding commission of $1.1 million before tax in 1999 and $1.1 million in 1998.

On December 31, 1999, the Company sold 100% of The Ohio Life Insurance Company stock, thereby transferring all remaining assets and liabilities to the buyer. The after-tax gain on this sale totaled $6.2 million or $.11 per share.

Net income from discontinued operations amounted to $4.3 million or $.07 per share in 1999, compared with $1.9 million or $.03 per share in 1998.

   LOSS AND LOSS ADJUSTMENT EXPENSES

The Group's largest liabilities are reserves for losses and loss adjustment expenses. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. These reserves amounted to $2.0 billion at December 31, 2000, $1.9 billion at December 31, 1999 and $2.0 billion at December 31, 1998.

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

Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 2000, 1999 and 1998, respectively, those reserves were $40.4 million, $41.1 million and $41.9 million. Asbestos reserves were $13.5 million, $9.6 million and $10.4 million and environmental reserves were $26.9 million, $31.5 million and $31.5 million for those respective years. These loss estimates are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is some uncertainty as to the ultimate liability. The Group changed its pollution exclusion policy language between 1985 and 1987 to effectively eliminate these coverages.


   CALIFORNIA PROCEEDINGS

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies.

In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24.4 million plus interest. The Group established a contingent liability for the Proposition 103 rollback of $24.4 million plus simple interest at 10% from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the Commissioner of Insurance of the state of California. Under the terms of the settlement, the members of the group will pay

ITEM 7.  CONTINUED

$17.5 million in refund premiums to eligible 1989 California policyholders. The Corporation expects the payments to be made in the first half of 2001. With this development, the total reserve was decreased to $17.5 million as of September 30, 2000. When the refund payments occur, the remaining
$17.5 million liability will be extinguished. This decrease in the reserve resulted in an increase in operating income and net income for the third quarter 2000, but had no effect on the combined ratio reported.

To date, the Group has paid approximately $5.7 million in legal costs related to the California withdrawal and Proposition 103.

   INVESTMENTS

Consolidated pre-tax investment income from continuing operations increased 11.3% to $205.1 million in 2000, compared with $184.3 million in 1999 and $169.0 million in 1998. The increase in investment income can be attributed to the second quarter 1999 reallocation in the investment portfolio from equity securities to investment grade securities. Also contributing to the increase has been the reallocation of investments from tax exempt municipal bonds to taxable bonds. After-tax investment income totaled $140.3 million in 2000, compared with $138.0 million in 1999 and $125.8 million in 1998. Pre-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax-free investment income.

At year-end 2000, consolidated investments had a carrying value of $3.3 billion. The excess of market value over cost was $629.4 million, compared with $505.4 million at year-end 1999 and $787.9 million at year-end 1998. The 2000 increase was due to market growth in both the fixed income and equity portfolios, while the 1999 decrease in unrealized gains was largely attributable to the Group's reallocation of its investment portfolio mentioned in the results of operations section. The 1999 reallocation resulted in $145.0 million of unrealized gains being recognized. Consolidated after-tax realized investment gains (losses) from continuing operations amounted to $(1.5) million in 2000, compared with $104.5 million in 1999 and $9.4 million in 1998. The 2000 realized loss was impacted by approximately $10.9 million due to the write-down of securities for other than temporary declines in market value. The 1999 portfolio reallocation led to the large realized gain in 1999.

The Corporation's fixed income portfolio has an intermediate duration and a laddered maturity structure. The Corporation does not try to time markets, instead, always choosing to remain fully invested.

Tax exempt bonds decreased to 3.2% of the fixed income portfolio at year-end 2000 versus 19.4% and 34.8% for December 31, 1999 and 1998, respectively. The funds previously held in tax exempt bonds have been reallocated to investment grade taxable bonds. Due to recent poor operating results, the Corporation has reduced its holdings during 2000 and 1999 in order to maximize after-tax income.

As of December 31, 2000, the Corporation held $1,124.0 million in mortgage-backed securities, compared with $784.3 million and $375.4 million at December 31, 1999 and 1998, respectively. The 2000 and 1999 increases are attributable to a redistribution of investments previously held in tax exempt bonds and the 1999 reallocation mentioned above. The majority of mortgage-backed security holdings are less volatile planned amortization class, sequential structures and agency pass-through securities. Of this portfolio, $13.1 million, $19.3 million and $9.6 million were invested in more volatile bond classes (e.g. interest-only, super-floaters, inverses) in 2000, 1999 and 1998, respectively.

ITEM 7.  CONTINUED

At year-end 2000, consolidated equity investments had a market value of $754.9 million. Equity investments have decreased as a percentage of the consolidated portfolio from 25.7% in 1998 to 22.7% at year-end 2000. This decrease is attributable to the 1999 reallocation of the Group's investment portfolio.

The Corporation is adopting Statement of Financial Accounting Standards
(SFAS) No. 133 effective January 1, 2001, and has concluded that the adoption should have an immaterial impact on the financial results upon implementation.

   SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this report that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets, fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; Year 2000 issues; ability of Ohio Casualty to integrate and retain the business acquired from the Great American Insurance Company, and general economic and market conditions.


   NEW ACCOUNTING STANDARDS

See discussion of new accounting standards in Note 21, New Accounting Standards, in the Notes to the Consolidated Financial Statements on page 40 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

Market risk is the risk of loss resulting from adverse changes in interest rates and market prices. In addition to market risk, the Corporation is exposed to other risks such as credit, reinvestment and liquidity risk. Credit risk refers to the financial risk that an obligation will not be paid and a loss will result. Reinvestment risk is the risk that interest rates will fall causing interim cash flows to earn less than the original investment. Liquidity risk describes the ease with which an investment can readily be sold without substantially affecting the asset's price. The sensitivity analysis below summarizes only the exposure to market risk.

The Corporation strives to produce competitive returns by investing in a diverse portfolio of high-quality companies. All investments are held as "available-for-sale", as defined by SFAS No. 115.

Interest Rate Risk - The Corporation has exposure to losses resulting from potential volatility in interest rates. The Corporation attempts to mitigate its exposure to interest rate risk through

ITEM 7A.  CONTINUED

active portfolio management and periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the Corporation's investment portfolio are modeled semi-annually and reviewed regularly.

Equity Price Risk - Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security's price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between industry characteristics and the individual issuer. The Corporation attempts to manage nonsystematic risk by monitoring a portfolio that is diversified across industries.

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2000, 1999 and 1998, respectively. The changes selected above reflect the Corporation's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events by the Corporation. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Corporation's income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions the Corporation may take to reduce its exposure in response to market fluctuations.

				      Estimated        Adjusted Market Value
December 31, 2000                     Fair Value        as indicated above
-----------------------------------------------------------------------------
Interest Rate Risk:
     Fixed maturities                   $2,514                $2,419
     Short-term investments                 60                    60
Equity Price Risk:
     Equity securities                     755                   679
-----------------------------------------------------------------------------
	     Totals                     $3,329                $3,158
=============================================================================


				      Estimated        Adjusted Market Value
December 31, 1999                     Fair Value        as indicated above
-----------------------------------------------------------------------------
Interest Rate Risk:
	Fixed maturities                $2,377                $2,272
	Short-term
	   investments                     104                   104
Equity Price Risk:
	Equity securities                  698                   628
-----------------------------------------------------------------------------
		    Totals              $3,179                $3,004
=============================================================================


				      Estimated        Adjusted Market Value
December 31, 1998                     Fair Value        as indicated above
-----------------------------------------------------------------------------
Interest Rate Risk:
	Fixed maturities                $2,416                $2,312
	Short-term
	   investments                     263                   263
Equity Price Risk:
	Equity securities                  925                   832
-----------------------------------------------------------------------------
		    Totals              $3,604                $3,407
=============================================================================

ITEM 7A.  CONTINUED

In addition to the above scheduled investments, the Corporation has a revolving line of credit. An increase in interest rates of one hundred basis points would result in additional annual interest expense of $2.2 million.

Certain assumptions are inherent in the above analysis. The Corporation assumes an instantaneous and parallel shift in interest rates and equity prices at December 31, 2000, 1999 and 1998 and that the composition of its investment portfolio remains relatively constant. Also, the Corporation assumes a change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules.
(See Index to Financial Statements attached hereto.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP served as independent public accountants of the Corporation for the fiscal year ended December 31, 2000. The Corporation informed PricewaterhouseCoopers LLP on February 9, 2001, that it would be dismissed as the Corporation's independent public accountant effective upon completion of the audit for the fiscal year ended December 31, 2000. The decision to change accountants was recommended by the Audit Committee and approved by the Corporation's Board of Directors.

The reports of PricewaterhouseCoopers LLP on the Corporation's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. Further, during the Corporation's two fiscal years ended December 31, 2000 and through March 30, 2001, there were no disagreements between PricewaterhouseCoopers LLP and the Corporation regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference thereto in its report on the financial statements for such years.

On February 9, 2001, the Board of Directors approved the engagement of Ernst & Young LLP as its independent public accountant for the fiscal year ending December 31, 2001. During the Corporation's two most recent fiscal years ended December 31, 2000, and through March 30, 2001, the Corporation did not consult with Ernst & Young LLP as to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation's financial statements and the Corporation did not consult with Ernst & Young LLP as to any matter that was either the subject of a disagreement or reportable event.

				  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2001 under the headings "Election of Directors," and "Other
Directorships" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2001 under the headings "Executive Compensation," "Employment Agreements," "Change in Control Agreements," and "Directors' Fees and Other Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2001 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

				 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS FORM AND REGULATION S-X

	  (1) The following statements are incorporated by reference to the Annual Report to Shareholders for registrant's fiscal year ended December 31, 2000:

								  Page Number
							       in Annual Report
							       ----------------
	      Consolidated Balance Sheet at December 31, 2000,
	      1999, 1998                                               25

	      Statement of Consolidated Income & Comprehensive
	      Income for the years ended December 31, 2000, 1999
	      and 1998                                                 26

	      Statement of Consolidated Shareholders' Equity for
	      the years ended December 31, 2000, 1999 and 1998         27

ITEM 14.  CONTINUED

								  Page Number
							       in Annual Report
							       ----------------

	      Statement of Consolidated Cash Flows for the years
	      ended December 31, 2000, 1999 and 1998                   28

	      Notes to Consolidated Financial Statements            29-40

	      Report of Independent Accountants                        40


								  Page Number
								in this Report
								--------------

	  (2) The following financial statement schedules are included herein:

	      Schedule I   - Consolidated Summary of
	      Investments Other Than Investments in
	      Related Parties at December 31, 2000                     38

	      Schedule II  - Condensed Financial Information
	      of Registrant for the years ended December 31,
	      2000, 1999 and 1998                                      39

	      Schedule III - Consolidated Supplementary
	      Insurance Information for the years ended
	      December 31, 2000, 1999 and 1998                      40-42

	      Schedule IV  - Consolidated Reinsurance for
	      the years ended December 31, 2000, 1999 and 1998         43

	      Schedule V   - Valuation and Qualifying Accounts
	      for the years ended December 31, 2000, 1999
	      and 1998                                                 44

	      Schedule VI  - Consolidated Supplemental
	      Information Concerning Property and Casualty
	      Insurance Operations for the years ended
	      December 31, 2000, 1999 and 1998                         45

(b)  REPORTS ON FORM 8-K OR 8-K/A SINCE OCTOBER 1, 2000.

     On November 11, 2000, the Corporation filed Form 8-K announcing the appointment of Dan R. Carmichael, CPCU, as President and Chief Executive Officer, replacing William L. Woodall, CPCU.

     On February 15, 2001, the Corporation filed Form 8-K announcing the appointment of Ernst & Young LLP as its independent public accountants, replacing PricewaterhouseCoopers LLP.

     On March 1, 2001, the Corporation filed Form 8-K announcing the appointment of Ernst & Young LLP as the independent public accounts for The Ohio Casualty Insurance Company Employee Savings Plan, replacing PricewaterhouseCoopers LLP.

(c)  EXHIBITS.  (SEE INDEX TO EXHIBITS ATTACHED HERETO.)

				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					  OHIO CASUALTY CORPORATION
						 (Registrant)


March 30, 2001                            By: /s/ Dan R. Carmichael
					      --------------------------
					      Dan R. Carmichael
					      President
					      Chief Executive Officer
					      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2001    /s/ William L. Woodall
		  ---------------------------------------------------------
		  William L. Woodall, Chairman of the Board

March 30, 2001    /s/ Dan R. Carmichael
		  ---------------------------------------------------------
		  Dan R. Carmichael, President, Chief Executive Officer and
		  Director

March 30, 2001    /s/ Terrence J. Baehr
		  ---------------------------------------------------------
		  Terrence J. Baehr, Director

March 30, 2001    /s/ Arthur J. Bennert
		  ---------------------------------------------------------
		  Arthur J. Bennert, Director

March 30, 2001    /s/ Jack E. Brown
		  ---------------------------------------------------------
		  Jack E. Brown, Director

March 30, 2001    /s/ Catherine E. Dolan
		  ---------------------------------------------------------
		  Catherine E. Dolan, Director

March 30, 2001    /s/ Wayne R, Embry
		  ---------------------------------------------------------
		  Wayne R. Embry, Director

March 30, 2001    /s/ Vaden Fitton
		  ---------------------------------------------------------
		  Vaden Fitton, Director

March 30, 2001    /s/ Stephen S. Marcum
		  ---------------------------------------------------------
		  Stephen S. Marcum, Director

March 30, 2001    /s/ Stanley N. Pontius
		  ---------------------------------------------------------
		  Stanley N. Pontius, Director

March 30, 2001    /s/ Howard L. Sloneker III
		  ---------------------------------------------------------
		  Howard L. Sloneker III, Director

March 30, 2001    /s/ Elizabeth M. Riczko
		  ---------------------------------------------------------
		  Elizabeth M. Riczko, Sr. Vice President and Treasurer

		   REPORT OF INDEPENDENT ACCOUNTANTS ON
		      FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders
Of Ohio Casualty Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 appearing in the 2000 Annual Report to Shareholders of Ohio Casualty Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 16, 2001

							    Schedule I
		  Ohio Casualty Corporation and Subsidiaries
		     Consolidated Summary of Investments
		  Other than Investments in Related Parties
				(In thousands)

December 31, 2000
							       Amount
							       shown
							     in balance
Type of investment                    Cost         Value       sheet
------------------                    ----         -----     ----------
Fixed maturities
 Bonds:
  United States govt. and
    govt. agencies with auth.      $   54,290   $   55,608   $   55,608
  States, municipalities and
    political subdivisions             78,049       79,243       79,243
 Corporate securities               1,233,418    1,254,851    1,254,851
 Mortgage-backed securities:
  U.S. government guaranteed           25,764       25,827       25,827
  Other                             1,078,854    1,098,125    1,098,125
				   ----------   ----------   ----------
	Total fixed maturities      2,470,375    2,513,654    2,513,654

Equity securities:
 Common stocks:
  Banks, trust and insurance
    companies                          35,538      261,940      261,940
  Industrial, miscellaneous and
    all other                         133,160      492,895      492,895

 Preferred stocks:
  Non-redeemable                           81           84           84
  Convertible                               0            0            0
				   ----------   ----------   ----------
	Total equity securities       168,779      754,919      754,919

Short-term investments                 59,679       59,679       59,679
				   ----------   ----------   ----------
	Total investments          $2,698,833   $3,328,252   $3,328,252
				   ==========   ==========   ==========

				     38

								  Schedule II

			  Ohio Casualty Corporation
	       Condensed Financial Information of Registrant
			       (In thousands)

				     2000         1999         1998
				     ----         ----         ----
Condensed Balance Sheet:
  Investment in wholly-owned
   subsidiaries, at equity        $1,284,097   $1,314,399   $1,482,064

  Investment in bonds/stocks          20,233       52,581       76,687

  Cash and other assets               35,456       32,145       31,066
				  -----------  -----------  -----------
     Total assets                  1,339,786    1,399,125    1,589,817

  Notes payable                      220,798      241,446      265,000
  Other liabilities                    2,397        6,692        3,836
				  -----------  -----------  -----------
     Total liabilities               223,195      248,138      268,836

  Shareholders' equity            $1,116,591   $1,150,987   $1,320,981
				  ===========  ===========  ===========
Condensed Statement of Income:
  Dividends from subsidiaries     $   59,571   $  112,122   $  119,988

  Equity in subsidiaries            (128,681)       8,955      (33,929)

  Operating (expenses)               (10,139)      (6,936)      (1,132)
				  -----------  -----------  -----------
     Net income (loss)            $  (79,249)  $  114,141   $   84,927
				  ===========  ===========  ===========
Condensed Statement of Cash Flows:
  Cash flows from operations
   Net distributed income         $   49,432   $  105,186   $  118,856

  Other                              (16,255)      (8,609)      (2,562)
				  -----------  -----------  -----------
     Net cash from operations         33,177       96,577      116,294

  Investing
   Purchase of bonds/stocks          (46,937)     (11,987)    (200,740)
   Sales of bonds/stocks              69,525       42,148       14,440
				  -----------  -----------  -----------
     Net cash from investing          22,588       30,161     (186,300)

  Financing
   Notes payable:
     Borrowings                            0       16,500      230,000
     Repayments                      (20,648)     (40,054)      (5,000)

   Exercise of stock options              67          211            1

   Purchase of treasury stock              0      (46,087)    (100,212)

   Dividends paid to shareholders    (35,446)     (56,027)     (57,886)
				  -----------  -----------  -----------
     Net cash from financing         (56,027)    (125,457)      66,903

  Net change in cash                    (262)       1,281       (3,103)

  Cash, beginning of year              9,835        8,554       11,657
				  -----------  -----------  -----------
  Cash, end of year               $    9,573   $    9,835   $    8,554
				  ===========  ===========  ===========

				     39

									       Schedule III
		    Ohio Casualty Corporation and Subsidiaries
		 Consolidated Supplementary Insurance Information
			       (In thousands)
			      December 31, 2000

				   Deferred     Future policy
				    policy         benefits                                     Net
				  acquisition     losses and      Unearned       Premium     investment
				     costs      loss expenses     premiums       revenue       income
				  -----------   -------------     --------       -------     ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $  25,218      $  192,508      $  88,165     $  178,622    $
 Private Passenger Auto-Agency       28,306         377,277        146,952        461,553
 Private Passenger Auto-Direct          731          10,129          5,535         13,615
 Workers' compensation               15,957         699,168         82,541        197,814
 Gen. liability, A&H                 14,120          12,899         39,447         82,720
 Umbrella                             9,118         293,593         48,198         68,986
 Homeowners                          25,435          66,786         95,856        176,249
 CMP, fire and allied lines,
   inland marine                     47,298         341,283        161,207        315,655
 Fidelity, surety, burglary           8,888           9,876         28,512         37,733
Miscellaneous Income                                                                  483
Investment                                                                                     202,002
				  ---------      ----------      ---------     ----------    ---------
Total property and
 casualty insurance                 175,071       2,003,519        696,413      1,533,430      202,002

Premium finance                                                        100            568          167

Corporation                                                                                      2,893
				  ---------      ----------      ---------     ----------    ---------
 Total                            $ 175,071      $2,003,519      $ 696,513     $1,533,998    $ 205,062
				  =========      ==========      =========     ==========    =========

				  Benefits,    Amortization
				 losses and     of deferred     General
				    loss        acquisition    operating     Premiums
				  expenses         costs       expenses       written
				 ----------    ------------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $  151,017     $  36,894     $  25,012    $  178,727
 Private Passenger Auto-Agency       391,475       100,631        10,356       455,289
 Private Passenger Auto-Direct        16,023         3,720         2,994        10,711
 Workers' compensation               265,627        35,061        36,717       185,800
 Gen. liability, A&H                  66,352        30,202         6,550        80,663
 Umbrella                             31,962        15,219        10,965        70,612
 Homeowners                          145,884        53,733         9,049       173,222
 CMP, fire and allied lines,
   inland marine                     222,547        98,551        47,819       312,470
 Fidelity, surety, burglary            3,278        20,504         8,087        37,858
Miscellaneous Income
Investment
				  ----------     ---------     ---------    ----------
Total property and
 casualty insurance                1,294,165       394,515       157,549     1,505,352

Premium finance                                                      857           480

Corporation                                                       19,285
				  ----------     ---------     ---------    ----------
 Total                            $1,294,165     $ 394,515     $ 177,691    $1,505,832
				  ==========     =========     =========    ==========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue.

									       Schedule III
		    Ohio Casualty Corporation and Subsidiaries
		 Consolidated Supplementary Insurance Information
			       (In thousands)
			      December 31, 1999

				   Deferred     Future policy
				    policy         benefits                                     Net
				  acquisition     losses and      Unearned       Premium     investment
				     costs      loss expenses     premiums       revenue       income
				  -----------   -------------     --------       -------     ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $  12,672      $  186,221      $  88,559     $  171,676    $
 Private Passenger Auto-Agency       35,934         399,860        153,282        512,731
 Private Passenger Auto-Direct        2,063          10,108          8,383         13,096
 Workers' compensation               16,459         609,438         99,603        195,773
 Gen. liability, A&H                 14,745         214,921         42,816         71,562
 Umbrella                             6,732          67,668         39,229         70,453
 Homeowners                          28,213          64,193         98,221        183,047
 CMP, fire and allied lines,
   inland marine                     49,568         343,676        166,833        298,766
 Fidelity, surety, burglary          11,359          12,370         28,319         36,890
Miscellaneous Income                                                                   69
Addition due to acquisition
Investment                                                                                     181,131
				  ---------      ----------      ---------     ----------    ---------
Total property and
 casualty insurance                 177,745       1,908,455        725,245      1,554,063      181,131

Life ins.(discontinued operations)                                                  1,765          827

Premium finance                                                        154            903          113

Corporation                                                                                      3,043
				  ---------      ----------      ---------     ----------    ---------
 Total                            $ 177,745      $1,908,455      $ 725,399     $1,556,731    $ 185,114
				  =========      ==========      =========     ==========    =========

				  Benefits,    Amortization
				 losses and     of deferred     General
				    loss        acquisition    operating     Premiums
				  expenses         costs       expenses       written
				 ----------    ------------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $  136,792     $  37,224     $  13,893    $  175,482
 Private Passenger Auto-Agency       403,643       108,539        35,280       526,284
 Private Passenger Auto-Direct        19,073         3,072         7,716        17,145
 Workers' compensation               156,273        29,261        26,629       191,688
 Gen. liability, A&H                  53,321        29,066         6,213        82,489
 Umbrella                                460        12,840        12,074        68,392
 Homeowners                          160,311        47,470        17,503       181,905
 CMP, fire and allied lines,
   inland marine                     242,806        84,283        35,868       305,181
 Fidelity, surety, burglary            2,975        18,836         5,477        38,100
Miscellaneous Income
Addition due to acquisition                         31,402
Investment
				  ----------     ---------     ---------    ----------
Total property and
 casualty insurance                1,175,654       401,993       160,653     1,586,666

Life ins.(discontinued operations)                    (731)          174

Premium finance                                                    1,277           804

Corporation                                                       23,614
				  ----------     ---------     ---------    ----------
 Total                            $1,175,654     $ 401,262     $ 185,718    $1,587,470
				  ==========     =========     =========    ==========

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

									       Schedule III
		    Ohio Casualty Corporation and Subsidiaries
		 Consolidated Supplementary Insurance Information
			       (In thousands)
			      December 31, 1998

				   Deferred     Future policy
				    policy         benefits                                     Net
				  acquisition     losses and      Unearned       Premium     investment
				     costs      loss expenses     premiums       revenue       income
				  -----------   -------------     --------       -------     ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $   9,890      $  189,817      $  83,448     $  139,114    $
 Private Passenger Auto-Agency       34,700         417,316        139,195        498,225
 Private Passenger Auto-Direct          862           1,254          4,348          2,002
 Workers' compensation                7,627         591,527         95,839        100,336
 Gen. liability, A&H                 12,008         259,017         52,984         78,061
 Umbrella                             2,946          61,152         12,509         18,474
 Homeowners                          28,379          63,230         98,807        177,419
 CMP, fire and allied lines,
   inland marine                     38,542         348,013        154,233        217,236
 Fidelity, surety, burglary          11,342          14,532         27,019         36,403
Miscellaneous Income                                                                  334
Investment                                                                                     164,812
Addition due to acquisition          31,402
Retro reinsurance assumed
  from acquisition
				  ---------      ----------      ---------     ----------    ---------
Total property and
 casualty insurance                 177,698       1,945,858        668,382      1,267,604      164,812

Life ins.(discontinued operations)   (1,092)         36,599                         3,709        2,288

Premium finance                                                        168          1,219           94

Corporation                                                                                      4,118
				  ---------      ----------      ---------     ----------    ---------
 Total                            $ 176,606      $1,982,457      $ 668,550     $1,272,532    $ 171,312
				  =========      ==========      =========     ==========    =========

				  Benefits,    Amortization
				 losses and     of deferred     General
				    loss        acquisition    operating     Premiums
				  expenses         costs       expenses       written
				 ----------    ------------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commerical auto                  $   97,077     $  26,833     $  18,309    $  139,087
 Private Passenger Auto-Agency       393,879       100,122        11,684       514,915
 Private Passenger Auto-Direct         2,433           439           146         6,347
 Workers' compensation                77,632        18,060        11,912       100,150
 Gen. liability, A&H                  46,013        27,202        11,766        76,427
 Umbrella                              1,895         6,673         2,887        18,717
 Homeowners                          145,500        46,448        17,497       180,697
 CMP, fire and allied lines,
   inland marine                     153,575        67,125        25,541       225,749
 Fidelity, surety, burglary            5,662        17,646         6,124        37,021
Miscellaneous Income
Investment
Addition due to acquisition                          5,968
Retro reinsurance assumed
  from acquisition                                                             137,636
				  ----------     ---------     ---------    ----------
Total property and
 casualty insurance                  923,666       316,516       104,866     1,436,746

Life ins.(discontinued operations)        (1)        2,524           456

Premium finance                                                    1,529         1,170

Corporation                                                        6,075
				  ----------     ---------     ---------    ----------
 Total                            $  923,665     $ 319,040     $ 112,926    $1,437,916
				  ==========     =========     =========    ==========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium volume.

								    Schedule IV

		   Ohio Casualty Corporation and Subsidiaries
			    Consolidated Reinsurance
				 (In thousands)
			  December, 2000, 1999 and 1998

											     Percent of
											       amount
						     Ceded to       Assumed                    assumed
					Gross          other       from other      Net         to net
					amount       companies     companies      amount       amount
					------       ---------     ----------     ------     ----------
Year Ended December 31, 2000

  Premiums
  Property and casualty insurance     $1,418,835    $  121,583    $  208,100    $1,505,352      13.8%
  Accident and health insurance              178           178             0             0       0.0%
				      ----------    ----------    ----------    ----------
  Total premiums                       1,419,013       121,761       208,100     1,505,352      13.8%

  Premium finance charges                                                              480
										----------
  Total premiums and finance charges written                                     1,505,832
  Change in unearned premiums and finance charges                                   27,682
  Retro reinsurance assumed from acquisition                                             0
										----------
  Total premiums and finance charges earned                                      1,533,514
  Miscellaneous income                                                                 484
										----------
  Total premiums & finance charges earned - continuing operations               $1,533,998
										==========
Year Ended December 31, 1999
  Life insurance in force             $      279    $      279    $        0    $        0       0.0%

  Premiums
  Property and casualty insurance     $1,325,243    $  106,852    $  368,275    $1,586,666      23.2%
  Life insurance (Discontinued
    operations)                            1,694         1,694             0             0       0.0%
  Accident and health insurance              198           198             0             0       0.0%
				      ----------    ----------    ----------    ----------
  Total premiums                       1,327,135       108,744       368,275     1,586,666      23.2%

  Premium finance charges                                                              804
  Life insurance - FAS 97 adjustment                                                     0
										----------
  Total premiums and finance charges written                                     1,587,470
  Change in unearned premiums and finance charges                                  (29,911)
  Retro reinsurance assumed from acquisition                                             0
										----------
  Total premiums and finance charges earned                                      1,557,559
  Miscellaneous income                                                              (2,593)
  Discontinued operations - life insurance                                               0
										----------
  Total premiums & finance charges earned - continuing operations               $1,554,966
										==========
Year Ended December 31, 1998
  Life insurance in force             $      329    $      329    $        0    $        0       0.0%

  Premiums
  Property and casualty insurance     $1,289,837    $   79,268    $  226,177    $1,436,746      15.7%
  Life insurance (Discontinued
    operations)                            3,187         3,187             0             0       0.0%
  Accident and health insurance              567           567             0             0       0.0%
				      ----------    ----------    ----------    ----------
  Total premiums                       1,293,591        83,022       226,177     1,436,746      15.7%

  Premium finance charges                                                            1,170
  Life insurance - FAS 97 adjustment                                                     0
										----------
  Total premiums and finance charges written                                     1,437,916
  Change in unearned premiums and finance charges                                  (31,790)
  Retro reinsurance assumed from acquisition                                      (137,636)
										----------
  Total premiums and finance charges earned                                      1,268,490
  Miscellaneous income                                                                 334
  Discontinued operations - life insurance                                               0
										----------
  Total premiums & finance charges earned - continuing operations               $1,268,824
										==========

				     43

								       Schedule V

		  Ohio Casualty Corporation and Subsidiaries
		       Valuation and Qualifying Accounts
			       (In thousands)

				 Balance at                  Addition                  Balance at
				 beginning     Charged to     due to                     end of
				 of period      expenses    Acquisition    Deductions    period
Year ended December 31, 2000
   Reserve for bad debt              9,338         1,362            0            0       10,700


Year ended December 31, 1999
   Reserve for bad debt              8,739           599            0            0        9,338


Year ended December 31, 1998
   Reserve for bad debt              4,200           100        4,439            0        8,739

										     Schedule VI
		 Ohio Casualty Corporation and Subsidiaries
	      Consolidated Supplemental Information Concerning
		 Property and Casualty Insurance Operations
				(In thousands)

				      Reserves for
			  Deferred    unpaid claims
			   policy       and claim     Discount                              Net
  Affiliation with       acquisition   adjustment        of       Unearned     Earned    investment
     registrant             costs       expenses      reserves    premiums    premiums     income
			 -----------  -------------   --------    --------    --------   ----------
Property and casualty
  subsidiaries


Year ended December 31,
   2000                   $ 175,071    $2,003,519     $   0      $ 696,413    $1,533,430  $ 202,002
			  =========    ==========     ========   ==========   ==========  =========

Year ended December 31,
   1999                   $ 177,745    $1,908,455     $   0      $ 725,245    $1,554,063  $ 181,131
			  =========    ==========     ========   ==========   ==========  =========


Year ended December 31,
   1998                   $ 177,698    $1,945,858     $   0      $ 668,382    $1,267,604  $ 164,812
			  =========    ==========     ========   ==========   ==========  =========



			     Claims and claim     Amortization     Paid
			    adjustment expenses   of deferred     claims
			    incurred related to     policy       and claim
			    -------------------
  Affiliation with          Current       Prior   acquisition    adjustment    Premiums
     registrant               year        years      costs        expenses      written
			    -------       -----   -----------    ----------    --------
Property and casualty
  subsidiaries


Year ended December 31,
   2000                    $1,237,319   $ 56,846    $ 394,515    $1,210,163   $1,505,352
			   ==========   ========    =========    ==========   ==========

Year ended December 31,
   1999                    $1,176,072   $   (418)   $ 401,993    $1,217,948   $1,586,666
			   ==========   ========    =========    ==========   ==========


Year ended December 31,
   1998                    $  989,115   $(66,119)   $ 316,516    $  963,094   $1,436,746
			   ==========   ========    =========    ==========   ==========

				 FORM 10-K
			 OHIO CASUALTY CORPORATION
			     INDEX TO EXHIBITS
									 Page
									Number
									------
Exhibit 10  Employment Agreement with Dan R. Carmichael dated
	    December 12, 2000                                            48-68

Exhibit 13  Annual Report to Shareholders for the Registrant's
	    fiscal year ended December 31, 2000                         69-112

Exhibit 16   Letter regarding change in Independent Public Accountant
	     dated March 30, 2001 from PricewaterhouseCoopers LLP to
	     the Securities and Exchange Commission                    113-114

Exhibit 21  Subsidiaries of the Registrant                                 115

Exhibit 23  Consent of Independent Accountants to incorporation
	    of their opinion by reference in Registration Statement
	    on Forms S-3 and Form S-8                                      116

Exhibit 28  Information from Reports Furnished to State Insurance
	    Regulation Authorities                                     117-130

Exhibits incorporated by reference:

Exhibit 2    Asset Purchase Agreement between Ohio Casualty
	     Corporation and Great American Insurance Company, filed as Exhibit 2 to the Registrant's SEC Form 10-Q on November 13, 1998

Exhibit 3    Articles of Incorporation, as amended, filed as
	     Exhibits 4(a), 4(b), 4(c), 4(d), 4(e) and 4(f) to the Registrant's SEC Form S-8 (333-42942) on August 3,
	     2000

Exhibit 3a   Code of Regulations, as amended, filed as Exhibits
	     4(g), 4(h) and 4(i) to the Registrant's SEC Form S-8
	     (333-42942) on August 3, 2000

Exhibit 4    Amended and Restated Rights Agreement between the
	     Registrant and First Chicago Trust Company of New York as Rights Agent, filed as Exhibits 4(j) to the
	     Registrant's SEC Form S-8 (333-42942) on August 3,
	     2000

Exhibit 4a   Certificate of Adjustment by the Registrant, filed as
	     Exhibit 4(k) to the Registrant's SEC Form S-8 (333-42942)
	     on August 3, 2000

Exhibit 10a Ohio Casualty Corporation 1993 Stock Incentive Program, filed as Exhibit 10d to the Registrant's SEC Form 10-Q on May 31, 1993

Exhibit 10a1 Ohio Casualty Corporation amended 1993 Stock Incentive
	     Program, filed as Exhibit 10.a1 to the Registant's SEC Form 10-Q on May 14, 1997

				 FORM 10-K
			OHIO CASUALTY CORPORATION
		       INDEX TO EXHIBITS, CONTINUED

									 Page
									Number
									------
Exhibit 10b  Coinsurance Life, Annuity and Disability Income
	     Reinsurance Agreement between Employer's Reassurance
	     Corporation and The Ohio Life Insurance Company dated as of October 2, 1995, filed as Exhibit 10b to the Registrant's SEC Form 10-K on March 26, 1996

Exhibit 10c  Credit Agreement dated October 27, 1997 with Chase
	     Manhattan Bank, N.A. as agent, filed as Exhibit 10c
	     to the Registrant's SEC Form 10-Q on November 13,
	     1997

Exhibit 10c1 Amendment to Credit Agreement by and between Ohio
	     Casualty, various lenders and The Chase Manhattan Bank (as administrative agent for the lenders), dated as of August 11, 1998, filed as Exhibit 99.2 of the Registrant's SEC Form S-3 (333-70761) on January 19, 1999

Exhibit 10d  Employment Agreement with William L. Woodall dated
	     February 17, 2000, filed as Exhibit 10.1 to the
	     Registrant's SEC Form 10-Q on November 14, 2000

Exhibit 10e Agreement with Howard L. Sloneker III, as Amended, dated July 24, 2000, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on November 14, 2000

Exhibit 10f  Information regarding Omitted Exhibits (Schedule to
	     Exhibit 10.2) dated July 24, 2000, filed as Exhibit
	     10.3 to the Registrant's SEC Form 10-Q on November 14,
	     2000

Exhibit 10g Stock Option Agreement for Directors' year 2000 grant, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 10h Stock Option Agreement for Chief Executive Officer year 2000 grant, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 22 Proxy Statement of the Corporation for the Annual Meeting of Shareholders for 2001, filed with the Securities and Exchange Commission on March 14, 2001