Form 10-Q
period 2001-03-31
OHIO CASUALTY CORP
filed 2001-05-15
CIK 73952

==============================================================================
			  SECURITIES AND EXCHANGE COMMISSION
			       Washington, D. C.   20549

				     FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 2001.
			   --------------

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from               to
				     ------------     ------------

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

					       Yes    X         No

   The aggregate market value as of May 1, 2001 of the voting stock held by non-affiliates of the registrant was $501,137,447.

   On May 1, 2001 there were 60,071,871 shares outstanding.


				Page 1 of 15
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		 Ohio Casualty Corporation & Subsidiaries
			CONSOLIDATED BALANCE SHEET
						    March 31,       December 31,
(In thousands, except per share data) (Unaudited)     2001               2000
----------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,491,212 and $2,470,375)      $ 2,559,416        $ 2,513,654
   Equity securities, at fair value
	  (cost:   $154,219 and $168,779)              687,929            754,919
   Short-term investments, at fair value
	  (cost:   $37,201 and $59,679)                 37,201             59,679
----------------------------------------------------------------------------------
	  Total investments                          3,284,546          3,328,252
Cash                                                    28,762             30,365
Premiums and other receivables, net of allowance
    for bad debts of $9,900 and $10,700,
    respectively                                       349,408            357,108
Deferred policy acquisition costs                      170,707            175,071
Property and equipment, net of accumulated
    depreciation of $124,767 and $122,040,
    respectively                                        91,824             91,259
Reinsurance recoverable                                159,283            148,633
Agent relationships, net of accumulated
    amortization of $27,886 and $25,013,
    respectively                                       256,101            263,379
Other assets                                           100,862             95,298
----------------------------------------------------------------------------------
	 Total assets                              $ 4,441,493        $ 4,489,365
==================================================================================
Liabilities
Insurance reserves:
   Unearned premiums                               $   685,853        $   696,513
   Losses                                            1,645,270          1,627,568
   Loss adjustment expenses                            378,126            375,951
Notes payable                                          210,643            220,798
California Proposition 103 reserve                      10,310             17,500
Deferred income taxes                                   54,127             65,613
Other liabilities                                      363,069            368,831
----------------------------------------------------------------------------------
	 Total liabilities                           3,347,398          3,372,774

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000 shares;
   issued shares:  94,418                               11,802             11,802
Preferred stock, No par value
   Authorized:  2,000 shares;
   issued shares:  0                                         0                  0
Additional paid-in capital                               4,174              4,180
Common stock purchase warrants                          21,138             21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of applicable
      income taxes                                     391,517            409,904
Retained earnings                                    1,118,772          1,122,867
Treasury stock, at cost:
   (Shares:  34,346; 34,346)                          (453,308)          (453,300)
----------------------------------------------------------------------------------
      Total shareholders' equity                     1,094,095          1,116,591
----------------------------------------------------------------------------------
      Total liabilities and shareholders' equity   $ 4,441,493        $ 4,489,365
==================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		    Ohio Casualty Corporation & Subsidiaries
	    STATEMENT OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

							  Three Months
							 Ended March 31,
(In thousands, except per share data)  (Unaudited)     2001          2000
----------------------------------------------------------------------------
Premiums and finance charges earned                 $ 383,496     $ 387,188
Investment income less expenses                        51,280        51,793
Investment gains (losses) realized, net                12,613        (6,308)
----------------------------------------------------------------------------
	 Total revenues                               447,389       432,673

Losses and benefits for policyholders                 267,673       294,637
Loss adjustment expenses                               46,746        47,150
General operating expenses                             35,161        42,206
Amortization of agent relationships                     2,873         3,069
Write-off of agent relationships                        4,405        42,169
Amortization of deferred policy acquisition costs      96,211        98,859
Restructuring charge                                        0            22
California Proposition 103 reserve, including
   interest                                                 0           611
----------------------------------------------------------------------------
	 Total expenses                               453,069       528,723

Loss before income taxes
						       (5,680)      (96,050)
Income tax benefit:
   Current                                                  0       (12,986)
   Deferred                                            (1,585)       (8,051)
----------------------------------------------------------------------------
	 Total income tax benefit                      (1,585)      (21,037)
----------------------------------------------------------------------------
Net loss                                            $  (4,095)    $ (75,013)
============================================================================

Other comprehensive income, net of taxes:
   Net change in unrealized gains, net of income
   tax (benefit) expense of $(9,901) and $(10,274),
   respectively                                       (18,387)      (19,080)
----------------------------------------------------------------------------
Comprehensive loss                                  $ (22,482)    $ (94,093)
============================================================================

Average shares outstanding - basic*                    60,073        60,080
============================================================================

Earnings per share - basic:
Net loss, per share                                 $   (0.07)     $  (1.25)

Average shares outstanding - diluted*                  60,073        60,102
============================================================================

Earnings per share - diluted:
Net loss, per share                                 $   (0.07)     $  (1.25)

Cash dividends, per share                           $    0.00      $   0.23
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's Annual Report to Shareholders.

		  Ohio Casualty Corporation & Subsidiaries
			 STATEMENT OF CONSOLIDATED
			   SHAREHOLDERS' EQUITY

							    Common     Accumulated
					     Additional      stock       other                                   Total
(In thousands, except per         Common       paid-in     purchase   comprehensive  Retained     Treasury   shareholders'
 share data)  (Unaudited)          Stock       capital     warrants      income      earnings       stock       equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2000                   $11,802      $4,286      $21,138      $329,354    $1,237,562   $(453,155)    $1,150,987

Net change in unrealized gain                                            (29,354)                                 (29,354)
Deferred income tax on net change
  in unrealized gain                                                      10,274                                   10,274
Net forfeiture of treasury
  stock under stock award
  plan (10 shares)                                (85)                                                (132)          (217)
Net loss                                                                               (75,013)                   (75,013)
Cash dividends paid
  ($.23 per share)                                                                     (13,816)                   (13,816)
--------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2000                    $11,802      $4,201      $21,138      $310,274    $1,148,733   $(453,287)    $1,042,861
==========================================================================================================================

Balance
January 1, 2001                   $11,802      $4,180      $21,138      $409,904    $1,122,867   $(453,300)    $1,116,591

Net change in unrealized gain                                            (28,288)                                 (28,288)
Deferred income tax on net
  change in unrealized gain                                                9,901                                    9,901
Net forfeiture of treasury
  stock under stock award
  plan (1 shares)                                  (6)                                                  (8)           (14)
Net loss                                                                                (4,095)                    (4,095)
--------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2001                    $11,802      $4,174      $21,138      $391,517    $1,118,772   $(453,308)    $1,094,095
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		   Ohio Casualty Corporation & Subsidiaries
		     STATEMENT OF CONSOLIDATED CASH FLOWS

							  Three Months
							 Ended March 31,
(in thousands)  (Unaudited)                           2001            2000
-----------------------------------------------------------------------------
Cash flows from:
Operations
      Net loss                                     $  (4,095)      $ (75,013)
      Adjustments to reconcile net income to
      cash from operations:
	 Changes in:
	    Insurance reserves                         9,217          38,629
	    Income taxes                              (1,585)         (7,054)
	    Premiums and other receivables             7,700         (29,791)
	    Deferred policy acquisition costs          4,364             543
	    Reinsurance recoverable                  (10,650)          1,955
	    Other assets                               4,575          50,933
	    Other liabilities                         (3,057)          7,698
	    California Proposition 103 reserves       (7,190)            611
	 Amortization and write-off of agent
	   relationships                               7,278          45,237
	 Depreciation and amortization                 3,580           3,721
	 Investment (gains) losses                   (12,613)          6,308
-----------------------------------------------------------------------------
	    Net cash generated (used) by operating
	      activities                              (2,476)         43,777
-----------------------------------------------------------------------------

Investing
   Purchase of securities:
      Fixed income securities -
	available-for-sale                          (517,297)       (305,537)
      Equity securities                               (2,588)        (21,836)
   Proceeds from sales:
      Fixed income securities -
	available-for-sale                           492,397         236,201
      Equity securities                               18,710          22,787
   Proceeds from maturities and calls:
      Fixed income securities -
	available-for-sale                               620          21,570
      Equity securities                                    0               0
   Property and equipment:
      Purchases                                       (3,419)         (4,755)
      Sales                                              127             555
-----------------------------------------------------------------------------
	 Net cash used for investing activities      (11,450)        (51,015)
-----------------------------------------------------------------------------

Financing
   Notes payable:
      Borrowings                                           0               0
      Repayments                                     (10,156)           (163)
   Proceeds from exercise of stock options                 1               0
   Dividends paid to shareholders                          0         (13,816)
-----------------------------------------------------------------------------
	 Net cash used for financing activities      (10,155)        (13,979)
-----------------------------------------------------------------------------

Net change in cash and cash equivalents              (24,081)        (21,217)
Cash and cash equivalents, beginning of period        90,044         149,957
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period           $  65,963       $ 128,740
=============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

NOTE I - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's 2000 Annual Report to Shareholders.

NOTE II - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. In June 1999, the FASB issued SFAS 137 which deferred the effective date of adoption of SFAS 133 for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). The adoption of FAS 133 has had an immaterial impact on the financial results of the Corporation.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

					     Three months ended
						    March 31
					       2001          2000
					       ----          ----
Net loss                                   $ (4,095)     $(75,013)

Weighted average common shares
outstanding - basic                          60,073        60,080

Basic loss per weighted average
share                                      $  (0.07)     $  (1.25)
==================================================================
Weighted average common shares
  outstanding                                60,073        60,080

Effect of dilutive securities                     0            22

Weighted average common shares
outstanding - diluted                        60,073        60,102

Diluted loss per weighted average
share                                      $  (0.07)     $  (1.25)
==================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting in the reportable periods, which is organized by product line. The property and casualty segments are private passenger auto
- agency, private passenger auto - direct, CMP, fire, inland marine, general liability, umbrella, workers' compensation, commercial auto, homeowners, fidelity and surety. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income and premium financing.

Each segment of the Corporation was managed separately during the selected periods. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory combined ratio, premiums written, statutory underwriting gain/loss and the effect of catastrophe losses on the segment. The following tables present this information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

		  Three Months Ended March 31
			(in thousands)


Private Passenger Auto - Agency                2001               2000
-----------------------------------------------------------------------
Net premiums written                       $116,129           $120,750
  % Increase (decrease)                      (3.8)%            (18.4)%
Net premiums earned                         114,269            121,096
  % Increase (decrease)                      (5.6)%             (6.8)%
Underwriting gain (loss)
  (before tax)                              (12,843)           (23,505)
Loss ratio                                    72.0%             81.2%
Loss expense ratio                            12.9%             14.3%
Underwriting expense ratio                    25.9%             24.0%
Combined ratio                               110.8%            119.5%
Impact of catastrophe losses on
  combined ratio                               0.0%              0.4%

Private Passenger Auto - Direct                2001              2000
----------------------------------------------------------------------
Net premiums written                         $2,675            $4,124
  % Increase (decrease)                     (35.1)%           (21.4)%
Net premiums earned                           2,605             3,888
  % Increase (decrease)                     (33.0)             85.7%
Underwriting gain (loss)
  (before tax)                                 (642)           (5,229)
Loss ratio                                   98.1%            139.4%
Loss expense ratio                            7.4%             11.3%
Underwriting expense ratio                   18.6%             79.0%
Combined ratio                              124.1%            229.7%
Impact of catastrophe losses on
  combined ratio                             (0.2)%             0.1%

CMP, Fire, Inland Marine                       2001             2000
----------------------------------------------------------------------
Net premiums written                        $76,713          $80,543
  % Increase (decrease)                      (4.8)%            7.5%
Net premiums earned                          78,039           77,273
  % Increase (decrease)                       1.0%             4.7%
Underwriting gain (loss)
  (before tax)                               (8,162)         (13,763)
Loss ratio                                   61.6%            63.5%
Loss expense ratio                           10.1%            12.3%
Underwriting expense ratio                   39.4%            40.3%
Combined ratio                              111.1%           116.1%
Impact of catastrophe losses on
  combined ratio                              0.7%             3.5%

General Liability                             2001             2000
----------------------------------------------------------------------
Net premiums written                       $22,191          $20,697
  % Increase (decrease)                      7.2%             4.0%
Net premiums earned                         21,699           21,117
  % Increase (decrease)                      2.8%            (3.4)%
Underwriting gain (loss)
  (before tax)                              (1,259)          (5,594)
Loss ratio                                  45.1%            52.5%
Loss expense ratio                          16.1%            26.5%
Underwriting expense ratio                  43.6%            48.5%
Combined ratio                             104.8%           127.5%

Umbrella                                      2001             2000
----------------------------------------------------------------------
Net premiums written                       $20,107          $16,669
  % Increase (decrease)                     20.6%            36.0%
Net premiums earned                         21,494           15,238
  % Increase (decrease)                     41.1%            68.7%
Underwriting gain (loss)
  (before tax)                               6,454            1,725
Loss ratio                                  34.2%            52.3%
Loss expense ratio                           6.2%             1.4%
Underwriting expense ratio                  31.6%            32.0%
Combined ratio                              72.0%            85.7%

Workers' Compensation                         2001             2000
----------------------------------------------------------------------
Net premiums written                       $39,396          $56,836
  % Increase (decrease)                    (30.7)%           20.6%
Net premiums earned                         44,989           49,606
  % Increase (decrease)                     (9.3)%           (1.6)%
Underwriting gain (loss)
  (before tax)                             (28,770)         (25,349)
Loss ratio                                 114.9%           105.5%
Loss expense ratio                          24.5%            10.1%
Underwriting expense ratio                  28.0%            31.0%
Combined ratio                             167.4%           146.6%

Commercial Auto                               2001             2000
----------------------------------------------------------------------
Net premiums written                       $48,644          $47,827
  % Increase (decrease)                      1.7%            10.9%
Net premiums earned                         46,771           43,770
  % Increase (decrease)                      6.9%             3.0%
Underwriting gain (loss)
  (before tax)                              (4,783)          (9,147)
Loss ratio                                  65.0%            70.3%
Loss expense ratio                          11.2%            10.6%
Underwriting expense ratio                  32.7%            36.5%
Combined ratio                             108.9%           117.4%
Impact of catastrophe losses
  on combined ratio                          0.0%             0.2%

Homeowners                                    2001             2000
----------------------------------------------------------------------
Net premiums written                       $35,856          $38,099
  % Increase (decrease)                     (5.9)%            1.7%
Net premiums earned                         43,665           45,509
  % Increase (decrease)                     (4.1)%           (0.3)%
Underwriting gain (loss)
  (before tax)                              (7,266)         (11,375)
Loss ratio                                  79.3%            83.1%
Loss expense ratio                           6.7%             8.3%
Underwriting expense ratio                  37.2%            40.1%
Combined ratio                             123.2%           131.5%
Impact of catastrophe losses
  on combined ratio                          2.8%            10.5%

Fidelity & Surety                             2001             2000
----------------------------------------------------------------------
Net premiums written                        $9,638           $9,099
  % Increase (decrease)                      5.9%            (3.2)%
Net premiums earned                          9,849            9,219
  % Increase (decrease)                      6.8%            (0.6)%
Underwriting gain (loss)
  (before tax)                               3,022              906
Loss ratio                                   9.0%            20.5%
Loss expense ratio                          (1.0)%            6.3%
Underwriting expense ratio                  62.7%            64.2%
Combined ratio                              70.7%            91.0%

Total Property & Casualty                     2001             2000
----------------------------------------------------------------------
Net premiums written                      $371,349         $394,644
  % Increase (decrease)                     (5.9)%           (0.7)%
Net premiums earned                        383,380          386,716
  % Increase (decrease)                     (0.9)%            0.6%
Underwriting gain (loss)
  (before tax)                             (54,249)         (91,331)
Loss ratio                                  69.8%            76.2%
Loss expense ratio                          12.2%            12.2%
Underwriting expense ratio                  33.2%            34.5%
Combined ratio                             115.2%           122.9%
Impact of catastrophe losses
  on combined ratio                          0.5%             2.1%

All other                                     2001             2000
----------------------------------------------------------------------
Revenues                                   $ 1,026          $ 1,159
Expenses                                     3,579            4,623
----------------------------------------------------------------------
Net income (loss)                          $(2,553)         $(3,464)

Reconciliation of Revenues                    2001             2000
----------------------------------------------------------------------
Net premiums earned for
  reportable segments                     $383,380         $386,716
Investment income                           50,723           50,773
Realized gains (losses)                     10,350              232
Miscellaneous income                            46              344
----------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)               444,499          438,065
Property and casualty statutory
  to GAAP adjustment                        (1,863)          (6,551)
----------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                    446,362          431,514
Other segment revenues                       1,026            1,159
----------------------------------------------------------------------
Total revenues                            $447,388         $432,673
======================================================================

Reconciliation of Underwriting
 gain (loss)  (before tax)                    2001             2000
----------------------------------------------------------------------
Property and casualty
  underwriting gain (loss)
  (before tax)
(Statutory basis)                         $(54,249)        $(91,331)
Statutory to GAAP adjustment               (10,390)         (43,815)
----------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                               (64,639)        (135,146)
Net investment income                       51,280           51,793
Realized gains (losses)                     12,613           (6,308)
Other income (losses)                       (4,934)          (6,389)
----------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes            $ (5,680)        $(96,050)
======================================================================


NOTE V - AGENT RELATIONSHIPS
The agent relationship asset is the identifiable intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. Agent relationships are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. The current quarter included a $4.4 million pre-tax write-off to the agent relationships asset. Included in the write-offs were agents cancelled and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-off to the agent relationships asset of $42.2 million. The Group believes the termination of Managing General Agents will give it better control of its underwriting and pricing practices. The remaining portion of the agent relationships asset will be amortized on a straight line basis over the remaining amortization period.

The purchase agreement called for an additional payment of up to $40.0 million if annualized revenue production of the transferred agents equaled or exceeded production for the twelve months prior to the acquisition. This amount was added to the agent relationships asset for the acquisition and will be amortized over the remaining life. The Company has paid $27.1 million of the payment. The remaining amount has been agreed upon, however, the final installment has not been paid as of March 31, 2001. Additional information related to agent relationships is included in Note 1G, Agent Relationships on page 29 of the Corporation's 2000 Annual Report to Shareholders.

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in the 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve will continue to remain as leases expire. The Corporation reduced $2.2 million of liability in 2000 due to payments under leases. In the first quarter of 2001, the Corporation further reduced $.4 million of the liability due to payments under leases. The balance in the restructuring reserve was $2.1 million at March 31, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    CONDITION AND RESULTS OF OPERATIONS
	  -------------------------------------------------

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Property and casualty pre-tax underwriting losses, excluding California Proposition 103 and restructuring charges, for the three months ended March 31, 2001 were $64.6 million, $1.07 per share, compared with $134.5 million, $2.25 per share for the same period in 2000. The results for both periods were impacted by poor results in the workers' compensation line of business.

Property and casualty gross premiums for the first three months of 2001 decreased 5.8% for all lines of business compared with 2000. Commercial lines decreased 6.2% compared to the same period 2000. Personal lines decreased 5.6% year to date from the same period last year.

First quarter 2001 net premiums written totaled $371.3 million, a decrease of $23.3 million or 5.9% from the first quarter 2000. Agency closures and tighter underwriting guidelines combined with strong competition in personal lines contributed to a 5.1% decrease in personal lines premiums for the current quarter. Commercial lines average renewal price increases for direct premiums written improved to 12.5% in the current quarter from 11.7% in the fourth quarter of 2000. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies, business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued. Despite the renewal price increases, management's decision in 2000 to cancel all Managing General Agents and eliminate other consistently unprofitable business led to a decrease in commercial lines net premiums written of 7.1% in the first quarter 2001. That decision included the non-renewal of unprofitable workers' compensation business of approximately $50 million in annual premium volume which contributed to a $17.4 million decrease in workers' compensation net premiums written in the current quarter.

During first quarter 2001, 16.8% of the Group's total net premiums written were for policyholders in New Jersey, which historically has been a profitable state for the Group. In recent years, however, New Jersey's legislative environment has become less favorable. The Group's results have been adversely impacted by legislative rules and regulations.

First quarter consolidated before-tax investment income was $51.3 million, or $.85 per share, decreasing from $51.8 million, or $.86 per share, for the same period last year. The effective tax rate for the first quarter of 2001 was 32.7% compared with 30.9% for the comparable period in 2000. The increase in effective tax rate reflects a reallocation of investments from tax exempt municipal bonds to taxable bonds.

For the first quarter, consolidated after-tax realized gain was $8.2 million, or $.13 per share, compared with an after-tax realized loss of $4.1 million, or $.07 per share, for the first three months of 2000. The loss in 2000 was caused by write-downs to certain securities determined to have an other than temporary decline in market value.

STATUTORY RESULTS

The statutory combined ratio for the first quarter was 115.2%, decreasing from 122.9% in the 2000 first quarter. The improvement in the statutory combined ratio is attributable to the actions taken in 2000 to reduce expenses and improve the loss results. Both quarters were negatively impacted by high losses in the workers' compensation line of business. Excluding the workers' compensation line of business, the statutory combined ratio for the first quarter of 2001 was 108.2%. Poor results for New Jersey private passenger auto business added 1.7 points to the all lines loss ratio for the current quarter.

The year-to-date March 31, 2001 accident year loss ratio of 67.2% was better than the calendar year-to-date loss ratio of 69.8%. Severe cold weather near the end of December 2000 resulted in late reported claims for the first quarter of 2001 that were approximately $4.5 million higher than historical levels. Large losses (claims over $250,000) for accident year 2001 totaled $10.4 million as of March 31, 2001, approximately $3.2 million more than accident year 2000 as of March 31, 2000.

The first quarter catastrophe losses were $1.8 million and accounted for .5 points on the statutory combined ratio. This compares with $8.0 million and a 2.1 point catastrophe impact for the same period in 2000. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the first quarter of 2001, there were 3 additional catastrophes with the largest catastrophe generating $.3 million in incurred losses as compared with 7 additional catastrophes in the first quarter of 2000 with the largest catastrophe generating $5.7 million in incurred losses. For additional disclosure of catastrophe losses, refer to
Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 35 and 36 of the Corporation's 2000 Annual Report to Shareholders.

The first quarter 2001 statutory underwriting expense ratio improved to 33.2% from 34.5% in the same quarter of 2000. The decrease is due primarily to lower salary expense and decreased advertising expenditures, both a result of expense reduction initiatives during 2000. Salary expense was $5.2 million lower in the first quarter of 2001 compared with 2000. The employee count of 3,450 at March 31, 2001 was down slightly from 3,470 at year-end 2000 and down significantly from 3,802 at March 31, 2000.

LINE OF BUSINESS DISCUSSION

The statutory combined ratio for homeowners decreased 8.3 points to 123.2% from 131.5%. Catastrophe losses added 2.8 points to the statutory combined ratio in the first quarter of 2001, and 10.5 points in the same period of 2000. The 2001 results included approximately 4.5 points from an unusually large amount of late reported claims related to severe cold weather in the last few days of 2000. The Group continues to implement price increases in this line.

Private passenger auto-agency, the Group's largest line, recorded a 2001 three-month statutory combined ratio of 110.8%, decreasing from 119.5% in 2000. The private passenger auto-agency loss ratio decreased 9.2 points to 72.0% from 81.2% in 2000. Although the results improved in the first quarter of 2001 from the same period of 2000, poor results in New Jersey business added 6.4 points to the private passenger auto loss ratio in the current quarter.

The New Jersey State Senate passed an auto insurance reform bill effective in early 1999 that mandated a 15% rate reduction for personal auto policies based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention. New Jersey's private passenger auto net premiums written represented approximately 25% of the Group's total private passenger auto book of business in the first quarter of 2001.

Since 1999, New Jersey has required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are urban areas frequently having high loss ratios. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ. The Group is assigned policies if it does not write the required quota. As of March 31, 2001, the Group has written $2.9 million year to date in UEZ premiums, with $2.5 million in additional assigned premiums. The 2001 first quarter loss ratio on the UEZ premiums was 174.6% and the loss ratio on the assigned business was 255.4%.

Private passenger auto - direct statutory combined ratio for the first three months of 2001 decreased to 124.1% from 229.7% in 2000. During 2000, the Corporation discontinued the private passenger auto - direct line of business. As a result of this restructuring, net premiums written dropped from $4.1 million in the first quarter of 2000 to $2.7 million in the first three months of 2001. The line was discontinued in order to allow the Corporation to focus on the independent agency system as the sole distribution channel for its products.

Commercial auto reported a first quarter statutory combined ratio of 108.9%, a decrease of 8.5 points over the same period of 2000 statutory combined ratio of 117.4%. Inadequate pricing continues to be an issue in this line. For this line, as well as other commercial lines, price increases are being implemented. The full effect of these price increases will be realized over the next several quarters in earned premiums.

Workers' compensation statutory combined ratio for the first three months of 2001 increased 20.8 points to 167.4% from 146.6% during the same period last year. The increase is a result of deterioration in the underwriting results for the current accident year and adverse development in prior year reserves. Prior year development added 38.1 points to the first quarter combined ratio. In response to the deteriorating results in workers' compensation, the Group is eliminating dividends on new and renewal policies, implementing price and rate increases where permitted and instituting more restrictive renewal underwriting guidelines. These actions are expected to begin having a positive impact on results by year-end 2001. In addition to the cancellation of the Managing General Agents during 2000, the Corporation is non-renewing its most unprofitable workers' compensation policies which amounts to approximately $50 million in annual premium volume. These cancellations and non-renewals led to a decrease in workers' compensation net premiums written of $17.4 million in the first quarter of 2001.

The general liability year-to-date statutory combined ratio decreased in 2001 to 104.8% from 127.5% in 2000. Umbrella statutory combined ratio for the first three months of 2000 decreased to 72.0% from 85.7% in 2000. These decreases are largely due to these lines being relatively volatile segments and having favorable loss developments in the first quarter of 2001.

The statutory combined ratio for CMP, fire and inland marine decreased 5.0 points to 111.1% from 116.1% during the first three months of 2001. The line has experienced an improved statutory combined ratio partially driven by better catastrophe experience. Catastrophe losses added 0.7 points to the 2001 statutory combined ratio, compared with 3.5 points in the first quarter of 2000.

INVESTMENTS

At March 31, 2001, the Corporation's fixed income portfolio totaled $2.6 billion, which consisted of 95.0% investment grade and 5.0% below investment grade securities. The Corporation classifies securities as below investment grade based upon ratings provided by Standard & Poor's Ratings Group, Moody's Investors Service or other rating agencies, including the National Association of Insurance Commissioners (NAIC). Below investment grade securities are summarized as follows:

					  March 31,          December 31,
(in millions)                               2001                 2000
--------------------------------------------------------------------------
Below investment grade securities:
   Carrying value                          $129.2               $127.4
   Amortized cost                           124.2                133.6

The securities in the Corporation's below investment grade portfolio have been issued by 51 corporate borrowers in approximately 36 industries. Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates.

Additionally, investments in below investment grade securities are generally unsecured and subordinate to other debt. Investment grade securities are also subject to significant risks, including additional leveraging or changes in control of the issuer. In most instances, investors are unprotected with respect to these risks, the effects of which can be substantial.

The Corporation marks the value of its equity portfolio to fair market value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio.

Current liquidity needs of the Corporation are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances. For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND FINANCIAL STRENGTH

Net cash used by operations was $2.5 million for the first three months of the year compared with cash generated of $43.8 million for the same period in 2000. This change is due in part to payments made in first quarter of 2001 related to the settlement of California Proposition 103 (see Legal Proceedings below) and payment received in first quarter of 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999.

The Corporation had no shareholder dividend payments in the first three months of 2001 compared with payments of $13.8 million for the same period in 2000. On February 8, 2001, the Corporation eliminated its current quarter dividend in order to further strengthen the Corporation's financial position. Ohio Casualty Corporation did not repurchase any of its shares during the first three months of the year. The Corporation has remaining authorization to repurchase 1,649,824 additional shares.

As of March 31, 2001, the Corporation had $210.6 million of outstanding notes payable. Of the $210.6 million, $5.6 million related to a low interest loan outstanding with the state of Ohio used in conjunction with the purchase of a new home office located in Fairfield, Ohio. The remaining $205.0 million is related to a 1997 credit facility that provided a $300.0 million revolving line of credit available to the Corporation. On March 19, 2001, the Corporation elected to reduce the aggregate amount available under the line of credit from $300.0 million to $250.0 million. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth and a minimum statutory surplus. The original minimum statutory surplus was required to be at least $750.0 million. In light of recent declines in statutory surplus and in order to minimize the risk of default, the Corporation sought relief from this requirement. Effective March 31, 2001, the covenant was amended to reduce the required minimum statutory surplus to $675.0 million for the quarters ending March 31, 2001 and June 30, 2001 only. In consideration of such relief, the Corporation agreed to modifications of the applicable margins for interest rate and facility fee under the credit agreement. As of March 31, 2001, the Corporation is in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation or other changes in surplus, including the effects of adopting new statutory accounting principles (such as the Codification of Statutory Accounting Principles guidance adopted by the NAIC in 1998), could lead to violations and ultimately result in default. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. Additional information related to bank notes payable is included in Note 17 Bank Note Payable on page 39 of the Corporation's 2000 Annual Report to Shareholders.

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. On May 7, 2001, Standard & Poor's (S&P) Rating Services downgraded the Group's financial strength rating. The Group's S&P rating moved from "BBB+" to "BBB". S&P cited operating performance, declining capitalization, and limited financial flexibility as reasons for the rating change. S&P recognized the Group's improved strategic focus and re-underwriting actions as positive attributes. On May 2, 2001, Moody's Investors Services affirmed the Group's "A2" rating based on new executive leadership, ongoing expense reduction and re-underwriting initiatives, reduction or elimination of its shareholder dividends, and strength of its independent agency relationships.

LEGAL PROCEEDINGS

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. In 1998, an Administrative Law Judge issued a proposed ruling with a rollback liability for the Group of $24.4 million plus simple interest at 10% per annum from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group will pay $17.5 million in refunded premiums to eligible 1989 California policyholders. With this development, the total reserve was decreased to $17.5 million as of December 31, 2000. The Corporation began to make payments in the first quarter of 2001. The Group expects the remaining refund payments to be issued in the first half of 2001. The remaining liability was $10.3 million as of March 31, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in the Corporation's Annual Report on Form 10-K.


PART II

ITEM 1. LEGAL PROCEEDINGS - Refer to Management's Discussion and Analysis of Legal Proceedings as described on Pages 16 and 17 regarding California Proposition 103.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

	 At the annual meeting on April 18,2001, shareholders voted on board of director seats for three year terms. Those elected were:

	 Wayne Embry:         For 48,038,240;  against/abstentions 1,891,759
	 Stephen S. Marcum:   For 48,158,684;  against/abstentions 1,771,315
	 Stanley N. Pontius:  For 48,184,051;  against/abstentions 1,745,948

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  (continued) -

	 Those directors whose term of office continued after the meeting were: Terrence J. Baehr, Arthur J. Bennert, Jack E. Brown, Dan R. Carmichael, Catherine E. Dolan, Vaden Fitton, and Howard L. Sloneker III.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -


	 (a) The Corporation filed a Form 8-K/A on March 30, 2001 amending the date of the appointment of Ernst & Young LLP as its independent public accountants, replacing
	      PricewaterhouseCoopers LLP filed on Form 8-K February 15, 2001.

	 (b) The Corporation filed a Form 8-K on April 27, 2001 regarding amendment to the Credit Agreement with Chase Manhattan Bank and other various lenders effective March 30, 2001.

	      Also filed on Form 8-K on April 27, 2001 as Exhibit 99.2 was the press release concerning change in the Corporation's organizational structure and executive leadership.

	 (c) The Corporation filed on Form 8-K on May 2, 2001 as Exhibit 99 the press release reporting first quarter 2001 results.




				 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				       OHIO CASUALTY CORPORATION
				       --------------------------------------
					     (Registrant)




May 14, 2001                           /s/ Elizabeth M. Riczko
				       --------------------------------------
				       Elizabeth M. Riczko, Executive Vice
				       President and COO (on behalf of
				       Registrant and as Principal Accounting
				       Officer)