Form 10-Q
period 2001-06-30
OHIO CASUALTY CORP
filed 2001-08-14
CIK 73952

=============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2001.
			   -------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                to
				    ---------------   --------------

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

					     Yes    X         No

   The aggregate market value as of August 1, 2001 of the voting stock held by non-affiliates of the registrant was $746,296,214.

   On August 1, 2001 there were 60,075,112 shares outstanding.



				Page 1 of 18
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		 Ohio Casualty Corporation & Subsidiaries
			CONSOLIDATED BALANCE SHEET
						    June 30,   December 31,
(In thousands, except per share data) (Unaudited)     2001          2000
----------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,525,019 and $2,470,375)      $2,556,829    $2,513,654
      Equity securities, at fair value
	  (cost:   $128,953 and $168,779)             660,432       754,919
      Short-term investments, at fair value
	  (cost:   $92,991 and $59,679)                92,991        59,679
----------------------------------------------------------------------------
	  Total investments                         3,310,252     3,328,252
Cash                                                   22,553        30,365
Premiums and other receivables, net of allowance
   for bad debts of $9,000 and $10,700,
   respectively                                       365,378       357,108
Deferred policy acquisition costs                     172,415       175,071
Property and equipment, net of accumulated
   depreciation of $126,095 and $122,040,
   respectively                                        93,631        91,259
Reinsurance recoverable                               194,823       148,633
Agent relationships, net of accumulated
   amortization of $30,740 and $25,013,
   respectively                                       250,283       263,379
Other assets                                           96,954        95,298
----------------------------------------------------------------------------
	 Total assets                              $4,506,289    $4,489,365
============================================================================

Liabilities
Insurance reserves:
   Unearned premiums                               $  702,263    $  696,513
   Losses                                           1,700,550     1,627,568
   Loss adjustment expenses                           380,062       375,951
Notes payable                                         210,487       220,798
California Proposition 103 reserve                      8,783        17,500
Deferred income taxes                                  43,495        65,613
Other liabilities                                     374,498       368,831
----------------------------------------------------------------------------
	 Total liabilities                          3,420,138     3,372,774

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000 shares; issued
     shares:  94,418                                   11,802        11,802
Preferred stock, No par value
  Authorized:  2,000 shares; issued
    shares:  0                                              0             0
Additional paid-in capital                              4,173         4,180
Common stock purchase warrants                         21,138        21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
      applicable income taxes                         366,912       409,904
Retained earnings                                   1,135,423     1,122,867
Treasury stock, at cost:
   (Shares:  34,346; 34,346)                         (453,297)     (453,300)
----------------------------------------------------------------------------
	 Total shareholders' equity                 1,086,151     1,116,591
----------------------------------------------------------------------------
	 Total liabilities and shareholders'
	    equity                                 $4,506,289    $4,489,365
============================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		   Ohio Casualty Corporation & Subsidiaries
	  STATEMENT OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

							  Three Months
							  Ended June 30,
(in thousands, except per share data) (Unaudited)      2001           2000
-----------------------------------------------------------------------------
Premiums and finance charges earned               $  376,575     $  369,874
Investment income less expenses                       52,120         49,275
Investment gains (losses) realized, net               42,419         (2,387)
----------------------------------------------------------------------------
	 Total revenues                              471,114        416,762

Losses and benefits for policyholders                263,853        276,618
Loss adjustment expenses                              43,704         40,579
General operating expenses                            29,913         38,242
Amortization of agent relationships                    2,855          2,818
Write-off of agent relationships                       2,870              0
Early retirement charge                                9,600              0
Amortization of deferred policy acquisition costs     94,349         98,590
California Proposition 103 reserve, including
   interest                                                0            611
----------------------------------------------------------------------------
	 Total expenses                              447,144        457,458
----------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                23,970        (40,696)
Income tax (benefit) expense:
   Current                                             4,703        (12,098)
   Deferred                                            2,616        (20,400)
----------------------------------------------------------------------------
	 Total income tax (benefit) expense            7,319        (32,498)
----------------------------------------------------------------------------
Net income (loss)                                     16,651         (8,198)
============================================================================

Other comprehensive income (loss), net of taxes:
   Net decrease in unrealized gains, net decrease
     in tax expense of $(13,248) and $(5,458),
     respectively                                    (24,605)       (10,138)
----------------------------------------------------------------------------
Comprehensive loss                                $   (7,954)    $  (18,336)
============================================================================

Average shares outstanding - basic*                   60,072         60,075
============================================================================

Earnings per share - basic:*
Net income (loss), per share                      $     0.28     $    (0.14)

Average shares outstanding - diluted*                 60,089         60,075
============================================================================

Earnings per share - diluted:*
Net income (loss), per share                      $     0.28     $    (0.14)

Cash dividends, per share                         $     0.00     $     0.12
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		   Ohio Casualty Corporation & Subsidiaries
	 STATEMENT OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

							 Six Months
						       Ended June 30,
(in thousands, except per share data) (Unaudited)   2001           2000
-------------------------------------------------------------------------
Premiums and finance charges earned            $  760,070     $  757,062
Investment income less expenses                   103,400        101,068
Investment gains (losses) realized, net           55,032         (8,695)
-------------------------------------------------------------------------
	 Total revenues                           918,502        849,435

Losses and benefits for policyholders             531,526        571,255
Loss adjustment expenses                           90,450         87,729
General operating expenses                         65,074         80,449
Amortization of agent relationships                 5,728          5,886
Write-off of agent relationships                    7,274         42,169
Early retirement charge                             9,600              0
Amortization of deferred policy acquisition
   costs                                          190,560        197,449
Restructuring charge                                    0             22
California Proposition 103 reserve, including
   interest                                             0          1,222
-------------------------------------------------------------------------
	 Total expenses                           900,212        986,181
-------------------------------------------------------------------------

Income (loss) from continuing operations
   before income taxes                             18,290       (136,746)
Income tax (benefit) expense:
   Current                                          4,703        (25,084)
   Deferred                                         1,031        (28,451)
-------------------------------------------------------------------------
	 Total income tax (benefit) expense         5,734        (53,535)
-------------------------------------------------------------------------
Net income (loss)                                  12,556        (83,211)
=========================================================================

Other comprehensive income (loss), net of taxes:
   Net decrease in unrealized gains, net decrease
     in tax expense of $(23,149) and $(15,732),
     respectively                                 (42,992)       (29,218)
-------------------------------------------------------------------------
Comprehensive loss                             $  (30,436)    $ (112,429)
=========================================================================

Average shares outstanding - basic*                60,072         60,077
=========================================================================

Earnings per share - basic:*
Net income (loss), per share                   $     0.21     $    (1.39)

Average shares outstanding - diluted*              60,080         60,077
=========================================================================

Earnings per share - diluted:*
Net income (loss), per share                   $     0.21     $    (1.39)

Cash dividends, per share                      $     0.00     $     0.35
=========================================================================

 Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

			 Ohio Casualty Corporation and Subsidiaries
				  STATEMENT OF CONSOLIDATED
				     SHAREHOLDERS' EQUITY


									Accumulated
					   Additional      Common          other                                   Total
(in thousands, except per         Common     paid-in   stock purchase  comprehensive    Retained    Treasury   shareholders'
share data) (Unaudited)            Stock     capital      warrants         income       earnings     stock        equity
----------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2000                  $11,802     $ 4,286      $ 21,138      $ 329,354     $ 1,237,562  $ (453,155)  $ 1,150,987

Net change in unrealized gain                                             (44,950)                                  (44,950)
Deferred income tax on net
  change in unrealized gain                                                15,732                                    15,732
Net forfeiture of stock
  under stock award
  plan (8 shares)                                (82)                                                    (105)         (187)
Net loss                                                                                  (83,211)                  (83,211)
Cash dividends paid
  ($.35 per share)                                                                        (21,028)                  (21,028)
----------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2000                    $11,802     $ 4,204      $ 21,138      $ 300,136     $ 1,133,323  $ (453,260)  $ 1,017,343
==============================================================================================================================

Balance
January 1, 2001                  $11,802     $ 4,180      $ 21,138      $ 409,904     $ 1,122,867  $ (453,300)  $ 1,116,591

Net change in unrealized gain                                             (66,141)                                  (66,141)
Deferred income tax on net
  change in unrealized gain                                                23,149                                    23,149
Net issuance of stock
  under stock award
  plan (0 shares)                                 (7)                                                       3            (4)
Net income                                                                                 12,556                    12,556
----------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2001                    $11,802     $ 4,173      $ 21,138        $ 366,912   $ 1,135,423  $ (453,297)  $ 1,086,151
==============================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		Ohio Casualty Corporation and Subsidiaries
		   STATEMENT OF CONSOLIDATED CASH FLOWS

								 Six Months
							       Ended June 30,
(in thousands) (Unaudited)                                   2001           2000
----------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                                 $   12,556     $  (83,211)
      Adjustments to reconcile net income to cash
      from operations:
	 Changes in:
	    Insurance reserves                              82,843         71,722
	    Income taxes                                    30,790        (39,524)
	    Premiums and other receivables                  (8,270)       (40,711)
	    Deferred policy acquisition costs                2,656         (3,238)
	    Reinsurance recoverable                        (46,190)       (20,141)
	    Other assets                                     2,762         74,345
	    Other liabilities                              (15,644)        19,396
	    California Proposition 103 reserves             (8,717)         1,222
	 Amortization and write-down of agent
	   relationships                                    13,002         48,055
	 Depreciation and amortization                       3,855          7,840
	 Investment (gains) losses                         (55,032)         8,695
----------------------------------------------------------------------------------
	    Net cash generated by operating activities      14,611         44,450
----------------------------------------------------------------------------------
Investments
   Purchase of investments:
      Fixed income securities - available for sale        (802,190)      (527,636)
      Equity securities                                     (2,660)       (30,119)
   Proceeds from sales:
      Fixed income securities - available for sale         693,615        451,693
      Equity securities                                     88,222         17,186
   Proceeds from maturities and calls:
      Fixed income securities - available for sale          50,640         43,604
      Equity securities                                          0         10,200
   Property and equipment
      Purchases                                             (7,015)        (5,381)
      Sales                                                    588          1,712
----------------------------------------------------------------------------------
	 Net cash generated (used) from investing
	   activities                                       21,200        (38,741)
----------------------------------------------------------------------------------
Financing
   Notes payable:
      Repayments                                           (10,312)       (20,325)
   Proceeds from exercise of stock options                       1             67
   Dividends paid to shareholders                                0        (21,028)
----------------------------------------------------------------------------------
	 Net cash used in financing activities             (10,311)       (41,286)
----------------------------------------------------------------------------------

Net change in cash and cash equivalents                     25,500        (35,577)
Cash and cash equivalents, beginning of period              90,044        149,957
----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $  115,544     $  114,380
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

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Corporation will perform the first of the required impairment tests of goodwill as of January 1, 2002 and, therefore, has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

					 Three months ended     Six months ended
					       June 30               June 30
					  2001        2000       2001        2000
					  ----        ----       ----        ----
Income (loss) from continuing
   operations                           $16,651    $ (8,198)   $12,556    $(83,211)

Weighted average common shares
   outstanding - basic                   60,072      60,075     60,072      60,077

Basic income (loss) from continuing
   operations - per average share       $  0.28    $  (0.14)   $  0.21    $  (1.39)
===================================================================================
Weighted average common shares
   outstanding                           60,072      60,075     60,072      60,077

Effect of dilutive securities                17           0          8           0
-----------------------------------------------------------------------------------
Weighted average common shares
   outstanding - diluted                 60,089      60,075     60,080      60,077

Diluted income (loss) from continuing
   operations - per average share       $  0.28    $  (0.14)   $  0.21     $ (1.39)
===================================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting in the quarter, which was organized by product line.
The Corporation adopted a new Corporate Strategic Plan in the second quarter of 2001 that realigned its method of internal reporting during the quarter to three reportable segments. In accordance with SFAS 131, the Corporation has elected to restate prior period segment information in order to present comparable segment information. The new property and casualty segments are standard commercial lines, specialty commercial lines, and personal lines. Standard commercial lines includes workers' compensation, general liability, CMP, fire, inland marine, and commercial auto. Specialty commercial lines includes umbrella, fidelity and surety. Personal lines includes private passenger auto, homeowners, fire, inland marine, and umbrella. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income and premium financing.

Each segment of the Corporation was managed separately during the quarter. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain/loss. The following tables present this information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

		      New Reportable Segments
	       (Effective Second Quarter of 2001)
		    Six Months Ended June 30
			  (in thousands)

Standard Commercial Lines                    2001              2000
--------------------------------------------------------------------
Net premiums written                     $364,142          $383,787
  % Increase (decrease)                    (5.1)%             8.2%
Net premiums earned                       359,438           361,221
  % Increase (decrease)                    (0.5)%             6.3%
Underwriting gain (loss)
   (before tax)                           (75,918)         (107,453)
Loss ratio                                 70.2%             76.6%
Loss expense ratio                         14.6%             12.9%
Underwriting expense ratio                 35.9%             37.9%
Combined ratio                            120.7%            127.4%

Specialty Commercial Lines                   2001              2000
--------------------------------------------------------------------
Net premiums written                      $66,968           $52,871
  % Increase (decrease)                    26.7%             20.3%
Net premiums earned                        64,195            49,089
  % Increase (decrease)                    30.8%             13.7%
Underwriting gain (loss)
   (before tax)                            15,245             4,712
Loss ratio                                 34.3%             37.0%
Loss expense ratio                          5.1%              4.4%
Underwriting expense ratio                 35.3%             45.5%
Combined ratio                             74.7%             86.9%

Personal Lines                               2001              2000
--------------------------------------------------------------------
Net premiums written                     $329,622          $340,196
  % Increase (decrease)                    (3.1)%           (15.4)%
Net premiums earned                       335,985           346,152
  % Increase (decrease)                    (2.9)%            (7.8)%
Underwriting gain (loss)
   (before tax)                           (46,687)          (72,895)
Loss ratio                                 76.6%             79.9%
Loss expense ratio                         10.3%             11.3%
Underwriting expense ratio                 27.5%             30.4%
Combined ratio                            114.4%            121.6%

Total Property & Casualty                    2001              2000
--------------------------------------------------------------------
Net premiums written                     $760,732          $776,854
  % Increase (decrease)                    (2.1)%            (3.0)%
Net premiums earned                       759,618           756,462
  % Increase (decrease)                     0.4%             (0.3)%
Underwriting gain (loss)
   (before tax)                          (107,360)         (175,636)
Loss ratio                                 70.0%             75.5%
Loss expense ratio                         11.9%             11.6%
Underwriting expense ratio                 32.2%             35.2%
Combined ratio                            114.1%            122.3%
Impact of catastrophe losses
  on combined ratio                         2.7%              3.8%

All other                                    2001              2000
--------------------------------------------------------------------
Revenues                                 $  3,411           $ 2,423
Expenses                                    7,011             8,155
-------------------------------------------------------------------
Net income (loss)                        $ (3,600)          $(5,732)

Reconciliation of Revenues                   2001              2000
--------------------------------------------------------------------
Net premiums earned for
  reportable segments                    $759,618          $756,462
Investment income                         102,571            99,112
Realized gains (losses)                    50,668              (469)
Miscellaneous income                          352               341
--------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)              913,209           855,446
Property and casualty statutory
  to GAAP adjustment                        1,882            (8,434)
--------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                   915,091           847,012
Other segment revenues                      3,411             2,423
--------------------------------------------------------------------
Total revenues                           $918,502          $849,435
====================================================================

Reconciliation of Underwriting
gain (loss) (before tax)                  2001              2000
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before
  tax)
(Statutory basis)                       $(107,360)        $(175,636)
Statutory to GAAP adjustment              (23,852)          (42,438)
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before
  tax)
(GAAP basis)                             (131,212)         (218,074)
Net investment income                     103,400           101,068
Realized gains (losses)                    55,032            (8,695)
Other income (losses)                      (8,930)          (11,045)
--------------------------------------------------------------------
Income (loss) from continuing
 operations before income taxes         $  18,290         $(136,746)
====================================================================

				      9

			   New Reportable Segments
		      (Effective Second Quarter of 2001)
			 Three months ended June 30
			       (in thousands)

Standard Commercial Lines                    2001              2000
--------------------------------------------------------------------
Net premiums written                     $185,719          $186,061
  % Increase (decrease)                    (0.2)%             5.0%
Net premiums earned                       177,019           178,023
  % Increase (decrease)                    (0.6)%            11.7%
Underwriting gain (loss)
   (before tax)                           (34,870)          (55,839)
Loss ratio                                 67.0%             78.6%
Loss expense ratio                         14.3%             12.5%
Underwriting expense ratio                 36.6%             38.5%
Combined ratio                            117.9%            129.6%

Specialty Commercial Lines                   2001              2000
--------------------------------------------------------------------
Net premiums written                     $ 36,949          $ 27,603
  % Increase (decrease)                    33.9%             18.5%
Net premiums earned                        33,122            25,455
  % Increase (decrease)                    30.1%             (2.3)%
Underwriting gain (loss)
   (before tax)                             6,125             3,219
Loss ratio                                 42.7%             31.0%
Loss expense ratio                          5.6%              5.4%
Underwriting expense ratio                 29.8%             47.0%
Combined ratio                             78.1%             83.4%

Personal Lines                              2001              2000
--------------------------------------------------------------------
Net premiums written                    $166,715          $168,547
  % Increase (decrease)                   (1.1)%           (17.0)%
Net premiums earned                      166,097           166,268
  % Increase (decrease)                   (0.1)%           (11.9)%
Underwriting gain (loss)
   (before tax)                          (24,366)          (31,689)
Loss ratio                                79.0%             77.4%
Loss expense ratio                         9.9%             10.2%
Underwriting expense ratio                25.7%             31.0%
Combined ratio                           114.6%            118.6%

Total Property & Casualty                   2001              2000
--------------------------------------------------------------------
Net premiums written                    $389,383          $382,211
  % Increase (decrease)                    1.9%             (5.3)%
Net premiums earned                      376,238           369,746
  % Increase (decrease)                    1.8%             (1.2)%
Underwriting gain (loss)
   (before tax)                          (53,111)          (84,309)
Loss ratio                                70.1%             74.8%
Loss expense ratio                        11.6%             11.0%
Underwriting expense ratio                31.3%             35.8%
Combined ratio                           113.0%            121.6%
Impact of catastrophe losses on
   combined ratio                          5.0%              5.6%

All other                                   2001              2000
--------------------------------------------------------------------
Revenues                                 $ 2,385           $ 1,264
Expenses                                   3,431             3,532
-------------------------------------------------------------------
Net income (loss)                        $(1,046)          $(2,268)

Reconciliation of Revenues                  2001              2000
--------------------------------------------------------------------
Net premiums earned for
  reportable segments                   $376,238          $369,746
Investment income                         51,848            48,339
Realized gains (losses)                   40,318              (701)
Miscellaneous income                         306                (3)
-------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)             468,710           417,381
Property and casualty statutory to
  GAAP adjustment                             19            (1,883)
-------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                  468,729           415,498
Other segment revenues                     2,385             1,264
-------------------------------------------------------------------
Total revenues                          $471,114          $416,762
===================================================================

Reconciliation of Underwriting
gain (loss) (before tax)                   2001              2000
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(Statutory basis)                       $(53,111)         $(84,309)
Statutory to GAAP adjustment             (13,462)            1,381
-------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                             (66,573)          (82,928)
Net investment income                     52,120            49,275
Realized gains (losses)                   42,419            (2,387)
Other income                              (3,996)           (4,656)
-------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes          $ 23,970          $(40,696)
===================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationship asset is the identifiable intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. Agent relationships are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. The current quarter included a $2.9 million before-tax write-off to the agent relationships asset. The first quarter of 2001 included a $4.4 million before-tax write-off to the agent relationships asset. Included in the write-offs were agents cancelled and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-off to the agent relationships asset of $42.2 million. The Group believes the termination of Managing General Agents will give it better control of its underwriting and pricing practices. The remaining portion of the agent relationships asset will be amortized on a straight line basis over the remaining amortization period.

The purchase agreement with the Great American Insurance Company called for an additional payment of up to $40.0 million if annualized revenue production of the transferred agents for the 18 month period ending June 1, 2000 equaled or exceeded production for the twelve months prior to the acquisition. The Company paid an additional $27.4 million for the final payment. Of the $27.4 million payment, $27.1 million was paid in 2000, while the remaining $.3 million was paid in 2001. This amount was added to the agent relationships asset for the acquisition and will be amortized over the remaining life. Additional information related to agent relationships is included in Note 1G, Agent Relationships on page 29 of the Corporation's 2000 Annual Report to Shareholders.

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in the 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve will continue to remain as leases expire. The Corporation reduced $2.2 million of liability in 2000 due to payments under leases. In the first six months of 2001, the Corporation further reduced $.6 million of the liability due to payments under leases. The balance in the restructuring reserve was $1.9 million at June 30, 2001.

NOTE VII - EARLY RETIREMENT CHARGE

During the second quarter of 2001, the Corporation adopted an early retirement plan. The early retirement plan is available to approximately 330 employees. Of the employees eligible to retire under the program, approximately 50% are currently estimated to accept. The retirements will affect the employee count over the course of the next 14 months. The early retirement plan resulted in a one-time before-tax charge of $9.6 million, or $.16 per share, to second quarter 2001 earnings. The after-tax impact of this one-time charge to earnings was $6.2 million, or $.10 per share.

ITEM 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations
	-------------------------------------------------

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

Results of Operations

Property and casualty before-tax underwriting losses, excluding a one-time early retirement charge, California Proposition 103 and restructuring charges, for the six months ended June 30, 2001 were $121.6 million, $2.02 per share, compared with $216.8 million, $3.61 per share for the same period in 2000. The $9.6 million one-time charge was related to an early retirement plan announced in the second quarter of 2001. The 2000 loss included a $42.2 million write-off of the agent relationships intangible asset and $17.0 million in additional ceded premiums on experience rated reinsurance contracts. The results for both periods were impacted by poor results in the workers' compensation line of business. For the second quarter, property and casualty before-tax underwriting losses, excluding the one-time early retirement charge and California Proposition 103 were $57.0 million, or $.95 per share, compared with $82.3 million, or $1.37 per share, for the second quarter of 2000.

The table below summarizes the increase (decrease) in property and casualty premium results compared with same period prior year results:

			    2001 increase (decrease) from 2000 ($ in millions)
			    Gross Premiums Written        Net Premiums Written
			    Second           Year         Second         Year
			    Quarter         To Date       Quarter       To Date
			    -------         -------       -------       -------
Business Units
Personal Lines              $ (8.4)         $(18.3)        $(1.8)       $(10.6)
Standard Commercial Lines    (17.6)          (39.0)          (.3)        (19.6)
Specialty Commercial Lines    12.1            19.4           9.3          14.1
All Lines                    (13.9)          (37.9)          7.2         (16.1)

Agency cancellations and tighter underwriting guidelines combined with strong competition in the personal lines market contributed to the decrease in personal lines premiums for the current year. The 2000 personal lines net premiums written results included $5.8 million in additional ceded premiums on experience rated reinsurance contracts. Despite the positive impact of renewal price increases in the standard commercial lines, management's decision in 2000 to cancel and eliminate consistently unprofitable business led to a decrease in premiums. The 2000 standard commercial lines net premiums written results included $11.2 million in additional ceded premiums on experience rated reinsurance contracts. Renewal price increases in the umbrella line of business in the specialty commercial lines contributed to the increase in premiums for the current year.

When used in this report, renewal price increase means the average increase
in premium for policies renewed by the Group.   The average increase in
premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

During second quarter 2001, 17.4% of the Group's total net premiums written were for policyholders in New Jersey, which historically has been a profitable state for the Group. In recent years, however, New Jersey's legislative environment has become less favorable. Legislative rules and regulations have adversely impacted the Group's results.

Year-to-date consolidated before-tax investment income was $103.4 million, or $1.72 per share, increasing from $101.1 million, or $1.68 per share, for the same period last year. The effective tax rate year-to-date 2001 was 33.2%, compared with 31.0% for year-to-date 2000. Second quarter consolidated before-tax investment income was $52.1 million, or $.86 per share, increasing from $49.3 million, or $.82 per share, for the same period last year. The effective tax rate for the second quarter of 2001 was 33.6% compared with 31.0% for the comparable period in 2000. The increase in effective tax rate reflects a reallocation of investments from tax exempt municipal bonds to taxable bonds.

Year-to-date consolidated before-tax realized gain was $55.0 million, or $.92 per share, compared with a before-tax realized loss of $8.7 million, or $.14 per share, for year-to-date 2000. For the second quarter, consolidated before-tax realized gain was $42.4 million, or $.71 per share, compared with a before-tax realized loss of $2.4 million, or $.04 per share, for the same period of 2000. As part of the Corporate Strategic Plan announced in the second quarter of 2001, the Corporation began to reallocate a portion of its appreciated equity portfolio holdings to fixed income holdings. The reallocation contributed to the realized investment gains in the second quarter of 2001.

Statutory Results

The statutory combined ratio for the first six months of 2001 was 114.1%, decreasing from 122.3% in the same period of 2000. The improvement in the statutory combined ratio is attributable to the actions taken in 2000 to reduce expenses and improve the loss results. Both periods were negatively impacted by high losses in the workers' compensation line of business.

The year-to-date June 30, 2001 all lines accident year loss ratio of 67.7% was better than the calendar year-to-date loss ratio of 70.0%.

The second quarter catastrophe losses were $18.9 million before tax and accounted for 5.0 points on the statutory combined ratio. This compares with $20.8 million and a 5.6 point catastrophe impact for the same period in 2000. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the second quarter of 2001, there were 9 additional catastrophes with the largest catastrophe generating $12.4 million in incurred losses as compared with 10 additional catastrophes in the second quarter of 2000 with the largest catastrophe generating $4.2 million in incurred losses. For additional disclosure of catastrophe losses, refer to Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 35 and 36 of the Corporation's 2000 Annual Report to Shareholders.

The statutory underwriting expense ratio through June 30, 2001, was 32.2% compared with 35.2% in the same period of 2000. The second quarter 2001 statutory underwriting expense ratio improved to 31.3% from 35.8% in the same quarter of 2000. The second quarter decrease is due mostly to lower commissions and policyholder dividend expenses in addition to decreased advertising expenditures. The early retirement incentive program one-time charge added $1.5 million, or 0.4 points, to the second quarter 2001 statutory underwriting expense ratio. As of June 30, 2001, the employee count was 3,459 compared with 3,470 at year-end 2000. The retirements will effect the employee count over the course of the next 14 months.

Segment Discussion

Personal Lines
The personal lines statutory combined ratio for the first six months of 2001 decreased 7.2 points to 114.4% from 121.6% during the same period last year.

The six-month statutory combined ratio for homeowners increased 1.9 points to 129.9% from 128.0% in the same period of last year. Catastrophe losses resulting primarily from a series of severe storms added 14.3 points to the line's loss ratio for the first six months of both 2001 and 2000.

Private passenger auto-agency, the Group's largest line, recorded a 2001 six-month statutory combined ratio of 108.0%, decreasing from 117.4% in 2000.
The private passenger auto-agency statutory loss ratio decreased 8.5 points to 70.9% from 79.4% in 2000. Although the results improved in 2001 from 2000, poor underwriting results in New Jersey business continue to impact this line's performance, adding 3.8 points to the statutory loss ratio in the first six months of 2001, compared with reducing the line's statutory loss ratio by .4 points in the first six months of 2000. The poor New Jersey private passenger automobile results are driven by regulatory restraints in the state which restrict insurers' ability to raise rates. In addition, the New Jersey State Senate passed an auto insurance reform bill effective in early 1999 that mandated a 15% rate reduction for personal auto policies based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention. While the rate reduction was immediate, many of the reforms have not yet been implemented, resulting in inadequate rate levels for the Group.

Since 1999, New Jersey has also required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are generally higher risk urban areas. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ. The Group is assigned policies if it does not write the required quota. As of June 30, 2001, the Group has written $4.7 million year to date in UEZ premiums, with $3.4 million in additional assigned premiums.
The 2001 year-to-date loss ratio on the UEZ premiums was 178.1% and the loss ratio on the assigned business was 247.8%.

New Jersey's private passenger auto net premiums written represented approximately 26.3% of the Group's total private passenger auto-agency book of business in the first six months of 2001, compared with approximately 23.0% in the first six months of 2000. New Jersey regulation mandates private passenger automobile insurers in the state to provide insurance to all eligible consumers with limited exceptions. This "take-all-comers" regulation effectively eliminates the Group's ability to control the volume of writings in the state.

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group is evaluating its options for the New Jersey private passenger automobile book of business.

Standard Commercial Lines
The standard commercial lines statutory combined ratio for the first six months of 2001 decreased 6.7 points to 120.7% from 127.4% during the same period of 2000. Average renewal price increases for standard commercial lines direct premiums written were 13.9% for the first six months of 2001, compared with an average renewal price increase of 5.7% for the first six months of 2000.

Commercial auto reported a year-to-date statutory combined ratio of 109.9%, a decrease of 14.0 points over the same period of 2000 statutory combined ratio of 123.9%. For this line, as well as other commercial lines, the impact of price increases are beginning to be realized in earned premiums.

Workers' compensation statutory combined ratio for the first six months of 2001 increased 11.6 points to 152.8% from 141.2% during the same period last year. The increase is a result of adverse development in prior year reserves. Prior year development added 25.3 points to the year-to-date 2001 combined ratio. In response to the deterioration in workers' compensation results, the Group is eliminating dividends on new and renewal policies, implementing price and rate increases where permitted and instituting more restrictive renewal underwriting guidelines. These actions are expected to begin having a positive impact on results by year-end 2001.

The general liability year-to-date statutory combined ratio decreased in 2001 to 120.2% from 137.3% in 2000.

The statutory combined ratio for CMP, fire and inland marine decreased 7.5 points to 106.9% from 114.4% during the first six months of 2001. The line has experienced an improved statutory combined ratio partially driven by better catastrophe experience.

Specialty Commercial Lines
Specialty commercial lines reported a six-month statutory combined ratio of 74.7% in 2001, compared with 86.9% in 2000.

The umbrella line of business statutory combined ratio for the first six months of 2001 decreased to 76.4% from 90.5% in 2000. The decrease is largely due to the impact of price increases being realized in earned premiums. Average renewal price increases for the umbrella business in the specialty commercial lines business unit were 19.5% for the first half of 2001, compared with an average renewal price increase of 5.8% for the first half of 2000.

The fidelity and surety line of business year-to-date statutory combined ratio decreased in 2001 to 64.7% from 73.5% in 2000.

Investments

At June 30, 2001, the Corporation's fixed income portfolio totaled $2.6 billion, which consisted of 95.6% investment grade and 4.4% below investment grade securities. The Corporation classifies securities as below investment grade based upon ratings provided by Standard & Poor's Ratings Group, Moody's Investors Service or other rating agencies, including the National Association of Insurance Commissioners (NAIC). Below investment grade securities are summarized as follows:

					       June 30,          December 31,
(in millions)                                   2001                 2000
-----------------------------------------------------------------------------
Below investment grade securities:
    Carrying value                              $111.4              $127.4
    Amortized cost                               112.4               133.6

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

The Corporation marks the value of its equity portfolio to fair market value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2001, the equity portfolio consisted of stock of 46 separate entities in 34 different industries. As of that date, 45.7% of the Corporation's equity portfolio was invested in five companies and the largest single position was 14.8% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's Form 10-K for the year ended December 31, 2000.

Liquidity and Financial Strength

Net cash generated by operations was $15.8 million for the first six months of the year compared with cash generated of $44.5 million for the same period in 2000. This change is due in part to payments made in first quarter of 2001 related to the settlement of California Proposition 103 (see Legal Proceedings below) and payment received in first quarter of 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances.

The Corporation had no shareholder dividend payments in the first six months of 2001 compared with payments of $21.0 million for the same period in 2000. On February 8, 2001, the Corporation eliminated its quarterly dividend in order to further strengthen the Corporation's financial position. Ohio Casualty Corporation did not repurchase any of its shares during the first six months of the year. The Corporation has remaining authorization to repurchase 1,649,824 additional shares.

As of June 30, 2001, the Corporation had $210.5 million of outstanding notes payable. Of the $210.5 million, $5.5 million related to a low interest loan outstanding with the state of Ohio used in conjunction with the purchase of a new home office located in Fairfield, Ohio. The remaining $205.0 million is related to a 1997 credit facility that provided a $300.0 million revolving line of credit available to the Corporation. On March 19, 2001, the Corporation elected to reduce the aggregate amount available under the line of credit from $300.0 million to $250.0 million. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth and a minimum statutory surplus. The original minimum statutory surplus was required to be at least $750.0 million. Effective March 30, 2001, the covenant was amended to require a minimum statutory surplus of $675.0 million for the quarters ending March 31, 2001 and June 30, 2001, returning to minimum statutory surplus of $750.0 million for subsequent quarters. As of June 30, 2001, the Corporation is in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation or other changes in surplus, including the effects of adopting new statutory accounting principles (such as the Codification of Statutory Accounting Principles guidance adopted by the NAIC in 1998), could lead to violations and ultimately result in default. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. The 1997 credit facility expires in October 2002, with any outstanding loan balance due at that time. The Corporation may be required to obtain additional external funding, either in the form of debt or equity funding, to support its insurance operations in the future. While the Corporation believes that it should be able to obtain such external funding, if needed, the availability of such funding cannot be assured nor can the cost of such funding be evaluated at this time. Additional information related to bank notes payable is included in Note 17 Bank Note Payable on page 39 of the Corporation's 2000 Annual Report to Shareholders.

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. On July 25, 2001, A.M. Best announced that their rating of our group of companies is now "A-" (Excellent) from "A" previously. The rating action reflects the sharp deterioration in the Group's earnings and the significant reduction in policyholders' surplus over recent years. A.M. Best stated the "Excellent" rating was due to solid capitalization and strategic initiatives put in place by management to improve earnings. A.M. Best has placed a silent outlook on the Group's rating. On May 7, 2001, Standard & Poor's (S&P) Rating Services downgraded the Group's financial strength rating. The Group's S&P rating moved from "BBB+" to "BBB". S&P cited operating performance, declining capitalization, and limited financial flexibility as reasons for the rating change. S&P recognized the Group's improved strategic focus and re-underwriting actions as positive attributes. S&P has placed a negative outlook on the Group's rating. On May 2, 2001, Moody's Investors Services affirmed the Group's "A2" rating based on new executive leadership, ongoing expense reduction and re-underwriting initiatives, reduction or elimination of its shareholder dividends, and strength of its independent agency relationships. Moody's has revised the outlook for the Group's rating from negative to stable.

Legal Proceedings

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. In 1998, an Administrative Law Judge issued a proposed ruling with a rollback liability for the Group of $24.4 million plus simple interest at 10% per annum from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group will pay $17.5 million in refunded premiums to eligible 1989 California policyholders. With this development, the total reserve was decreased to $17.5 million as of December 31, 2000. The Corporation began to make payments in the first quarter of 2001. The remaining liability was $8.8 million as of June 30, 2001.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; ability of Ohio Casualty to integrate and to retain the business acquired from the Great American Insurance Company; ability to achieve targeted expense savings; ability to refinance indebtedness; ability to achieve premium targets and profitability goals; and general economic and market conditions.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in the Corporation's Annual Report on Form 10-K.


PART II

ITEM 1. Legal Proceedings - Refer to Legal Proceedings as described on Page 16 of this Form 10-Q regarding California Proposition 103.

ITEM 2. Changes in Securities - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K -

	(a) The Corporation filed on Form 8-K on June 18, 2001, as Exhibit
	    99.1 the press release announcing the appointment of Edward T. Roeding to the Corporation's Board of Directors.

	    Also filed on Form 8-K on June 18, 2001, as Exhibit 99.2 was the press release announcing details of the new Corporate Strategic Plan.

	(b) The Ohio Casualty Insurance Company Employee Savings Plan (the "Plan") filed Form 8-K/A on June 26, 2001, amending Form 8-K filed on March 1, 2001 in which the Plan reported in Item 4 the appointment of Ernst & Young LLP as independent public account for the Plan, replacing PricewaterhouseCoopers LLP.









				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					  OHIO CASUALTY CORPORATION
				       ---------------------------------
						 (Registrant)





August 14, 2001                        /s/ Dan R. Carmichael
				       ---------------------------------
				       Dan R. Carmichael, President and
				       CEO (on behalf of Registrant and
				       as Principal Accounting Officer)