Form 10-Q
period 2001-09-30
OHIO CASUALTY CORP
filed 2001-11-14
CIK 73952

===============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended September 30, 2001.
			   ------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                to
				     -------------    ------------

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

						Yes    X         No

   The aggregate market value as of November 1, 2001 of the voting stock held by non-affiliates of the registrant was $783,614,700.

   On November 1, 2001 there were 60,080,185 shares outstanding.



			       Page 1 of 18
===============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

			 Ohio Casualty Corporation & Subsidiaries
				CONSOLIDATED BALANCE SHEET
							September 30,  December 31,
(In thousands, except per share data) (Unaudited)           2001           2000
-----------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,635,216 and $2,470,375)            $2,718,990     $2,513,654
   Equity securities, at fair value
	  (cost:   $116,349 and $168,779)                   521,613        754,919
   Short-term investments, at fair value
	  (cost:   $121,877 and $59,679)                    121,877         59,679
-----------------------------------------------------------------------------------
	  Total investments                               3,362,480      3,328,252
Cash                                                         19,002         30,365
Premiums and other receivables, net of allowance for
  bad debts of $9,000 and $10,700, respectively             365,404        357,108
Deferred policy acquisition costs                           169,190        175,071
Property and equipment, net of accumulated
  depreciation of $129,498 and $122,040, respectively        95,285         91,259
Reinsurance recoverable                                     217,300        148,633
Agent relationships, net of accumulated
  amortization of $33,532 and $25,013, respectively         246,224        263,379
Other assets                                                 96,382         95,298
-----------------------------------------------------------------------------------
	 Total assets                                    $4,571,267     $4,489,365
===================================================================================

Liabilities
Insurance reserves:
   Unearned premiums                                     $  697,534     $  696,513
   Losses                                                 1,751,526      1,627,568
   Loss adjustment expenses                                 385,251        375,951
Notes payable                                               210,330        220,798
California Proposition 103 reserve                            7,851         17,500
Deferred income taxes                                        37,762         65,613
Other liabilities                                           398,824        368,831
-----------------------------------------------------------------------------------
	 Total liabilities                                3,489,078      3,372,774

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000 shares; issued
     shares:  94,418                                         11,802         11,802
Preferred stock, No par value
   Authorized:   2,000 shares; issued
     shares:  0                                                   0              0
Additional paid-in capital                                    4,179          4,180
Common stock purchase warrants                               21,138         21,138
Accumulated other comprehensive income:
   Unrealized gain on investments, net of
     applicable income taxes                                318,658        409,904
Retained earnings                                         1,179,651      1,122,867
Treasury stock, at cost:
   (Shares:  34,341; 34,346)                               (453,239)      (453,300)
-----------------------------------------------------------------------------------
       Total shareholders' equity                         1,082,189      1,116,591
-----------------------------------------------------------------------------------
       Total liabilities and shareholders' equity        $4,571,267     $4,489,365
===================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		    Ohio Casualty Corporation & Subsidiaries
	    STATEMENT OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

								 Three Months
							      Ended September 30,
(in thousands, except per share data) (Unaudited)             2001           2000
------------------------------------------------------------------------------------
Premiums and finance charges earned                         $374,327       $394,015
Investment income less expenses                               53,068         49,673
Investment gains realized, net                                71,033          1,395
------------------------------------------------------------------------------------
	 Total revenues                                      498,428        445,083

Losses and benefits for policyholders                        252,249        276,099
Loss adjustment expenses                                      51,181         45,042
General operating expenses                                    27,190         35,286
Amortization of agent relationships                            2,792          2,915
Write-off of agent relationships                               1,267          1,083
Amortization of deferred policy acquisition costs             93,076         98,941
California Proposition 103 reserve, including
	 interest                                                  0        (34,208)
------------------------------------------------------------------------------------
	 Total expenses                                      427,755        425,158
------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                        70,673         19,925
Income tax (benefit) expense:
   Current                                                     6,194           (948)
   Deferred                                                   20,251          6,323
------------------------------------------------------------------------------------
	 Total income tax expense                             26,445          5,375
------------------------------------------------------------------------------------
Net income                                                 $  44,228       $ 14,550
====================================================================================

Other comprehensive income (loss), net of taxes:
   Net increase/(decrease) in unrealized gains, net
     increase/(decrease) in tax expense of $(25,984)
     and $31,499, respectively                               (48,254)        58,499
------------------------------------------------------------------------------------

Comprehensive income (loss)                                 $ (4,026)      $ 73,049
====================================================================================

Average shares outstanding - basic*                           60,076         60,074
====================================================================================

Earnings per share - basic:*
Net income, per share                                       $   0.74       $   0.24

Average shares outstanding - diluted*                         60,400         60,074
====================================================================================

Earnings per share - diluted:*
Net income, per share                                       $   0.73       $   0.24

Cash dividends, per share                                   $   0.00       $   0.12
====================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		   Ohio Casualty Corporation & Subsidiaries
	   STATEMENT OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

								Nine Months
							     Ended September 30,
(in thousands, except per share data) (Unaudited)             2001          2000
-----------------------------------------------------------------------------------
Premiums and finance charges earned                       $1,134,397    $1,151,077
Investment income less expenses                              156,468       150,741
Investment gains (losses) realized, net                      126,065        (7,300)
-----------------------------------------------------------------------------------
	 Total revenues                                    1,416,930     1,294,518

Losses and benefits for policyholders                        783,775       847,355
Loss adjustment expenses                                     141,632       132,771
General operating expenses                                    92,263       115,734
Amortization of agent relationships                            8,520         8,801
Write-off of agent relationships                               8,541        43,252
Early retirement charge                                        9,600             0
Amortization of deferred policy acquisition costs            283,636       296,390
Restructuring charge                                               0            22
California Proposition 103 reserve, including interest             0       (32,986)
-----------------------------------------------------------------------------------
	 Total expenses                                    1,327,967     1,411,339
-----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                        88,963      (116,821)
Income tax (benefit) expense:
   Current                                                    10,897       (26,032)
   Deferred                                                   21,282       (22,128)
-----------------------------------------------------------------------------------
	 Total income tax (benefit) expense                   32,179       (48,160)
-----------------------------------------------------------------------------------
Net income (loss)                                          $  56,784    $  (68,661)
===================================================================================

Other comprehensive income (loss), net of taxes:
   Net increase/(decrease) in unrealized gains, net
     increase/(decrease) in tax expense of $(49,133)
     and $15,767, respectively                               (91,246)       29,281
-----------------------------------------------------------------------------------

Comprehensive loss                                        $  (34,462)   $  (39,380)
===================================================================================

Average shares outstanding - basic*                           60,074        60,076
===================================================================================

Earnings per share - basic:*
Net income (loss), per share                              $     0.95    $    (1.14)

Average shares outstanding - diluted*                         60,146        60,076
===================================================================================

Earnings per share - diluted:*
Net income (loss), per share                              $     0.94    $    (1.14)

Cash dividends, per share                                 $     0.00    $     0.47
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

		   Ohio Casualty Corporation and Subsidiaries
			    STATEMENT OF CONSOLIDATED
			      SHAREHOLDERS' EQUITY

									Accumulated
					    Additional     Common          other                                   Total
(in thousands, except per          Common    paid-in   stock purchase  comprehensive   Retained     Treasury   shareholders'
share data) (Unaudited)             Stock    capital      warrants         income      earnings       stock       equity
----------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2000                   $11,802    $4,286       $21,138         $329,354    $1,237,562   $(453,155)   $1,150,987

Net change in unrealized gain                                               45,048                                  45,048
Deferred income tax on net
  change in unrealized gain                                                (15,767)                                (15,767)
Net forfeiture of stock
  under stock award
  plan (10 shares)                              (94)                                                    (126)         (220)
Net loss                                                                                 (68,661)                  (68,661)
Cash dividends paid
  ($.47 per share)                                                                       (28,237)                  (28,237)
---------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000                $11,802    $4,192       $21,138         $358,635    $1,140,664   $(453,281)   $1,083,150
===========================================================================================================================

Balance
January 1, 2001                   $11,802    $4,180       $21,138         $409,904    $1,122,867   $(453,300)   $1,116,591

Net change in unrealized gain                                             (140,379)                               (140,379)
Deferred income tax on net
  change in unrealized gain                                                 49,133                                  49,133
Net issuance of stock
  under stock award
  plan (5 shares)                                (1)                                                      61            60
Net income                                                                                56,784                    56,784
---------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2001                $11,802    $4,179       $21,138         $318,658    $1,179,651   $(453,239)   $1,082,189
===========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 29-40 of the Corporation's 2000 Annual Report to Shareholders.

		  Ohio Casualty Corporation and Subsidiaries
		     STATEMENT OF CONSOLIDATED CASH FLOWS

								      Nine Months
								   Ended September 30,
(in thousands) (Unaudited)                                         2001           2000
-----------------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                                       $    56,784    $   (68,661)
      Adjustments to reconcile net income to cash
	from operations:
	 Changes in:
	    Insurance reserves                                    134,279         79,431
	    Income taxes                                           57,235        (36,455)
	    Premiums and other receivables                         (8,296)       (10,335)
	    Deferred policy acquisition costs                       5,881         (3,212)
	    Reinsurance recoverable                               (68,667)       (18,231)
	    Other assets                                            5,440         81,488
	    Other liabilities                                         660         22,666
	    California Proposition 103 reserves                    (9,649)       (32,986)
	 Amortization and write-down of agent
	   relationships                                           17,061         52,053
	 Depreciation and amortization                              6,095         12,200
	 Investment (gains) losses                               (126,065)         7,300
-----------------------------------------------------------------------------------------
	    Net cash generated by operating activities             70,758         85,258
-----------------------------------------------------------------------------------------

Investments
   Purchase of investments:
      Fixed income securities - available for sale             (1,129,122)      (878,846)
      Equity securities                                            (6,787)       (54,188)
   Proceeds from sales:
      Fixed income securities - available for sale                897,689        771,715
      Equity securities                                           177,520         44,028
   Proceeds from maturities and calls:
      Fixed income securities - available for sale                 66,011         53,658
      Equity securities                                                 0         10,200
   Property and equipment:
      Purchases                                                   (15,506)        (7,560)
      Sales                                                           674          1,809
-----------------------------------------------------------------------------------------
	 Net cash used from investing activities                   (9,521)       (59,184)
-----------------------------------------------------------------------------------------

Financing
   Notes payable:
      Repayments                                                  (10,468)       (20,488)
   Proceeds from exercise of stock options                             66             67
   Dividends paid to shareholders                                       0        (28,237)
-----------------------------------------------------------------------------------------
	 Net cash used in financing activities                    (10,402)       (48,658)
-----------------------------------------------------------------------------------------

Net change in cash and cash equivalents                            50,835        (22,584)
Cash and cash equivalents, beginning of period                     90,044        149,957
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $   140,879    $   127,373
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 45-85 of the Corporation's 2000 Form 10-K, Item 14.

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

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Corporation's only current intangible asset, agent relationships, is reported on the balance sheet in accordance with the standards and is being amortized over its useful life. The agent relationships intangible asset is also evaluated periodically for possible impairment.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

				    Three months ended    Nine months ended
				       September 30          September 30
				     2001        2000      2001        2000
				     ----        ----      ----        ----
Income (loss) from continuing
  operations                        $44,228    $14,550    $56,784   $(68,661)

Weighted average common shares
   outstanding - basic               60,076     60,074     60,074     60,076

Basic income (loss) from continuing
   operations - per average share   $  0.74    $  0.24    $  0.95   $  (1.14)
=============================================================================
Weighted average common shares
   outstanding                       60,076     60,074     60,074     60,076

Effect of dilutive securities           324          0         72          0
-----------------------------------------------------------------------------
Weighted average common shares
   outstanding - diluted             60,400     60,074     60,146     60,076

Diluted income (loss) from
  continuing operations - per
  average share                     $  0.73    $  0.24    $  0.94    $ (1.14)
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

			   New Reportable Segments
		      (Effective Second Quarter of 2001)
			Nine Months Ended September 30
			       (in thousands)

Standard Commercial Lines                         2001         2000
--------------------------------------------------------------------
Net premiums written                          $528,850     $563,690
  % Increase (decrease)                         (6.2)%        8.1%
Net premiums earned                            533,956      554,983
  % Increase (decrease)                         (3.8)%        8.8%
Underwriting gain (loss)
  (before tax)                                (103,480)    (150,511)
Loss ratio                                      68.9%        75.6%
Loss expense ratio                              14.8%        13.2%
Underwriting expense ratio                      36.0%        37.7%
Combined ratio                                 119.7%       126.5%


Specialty Commercial Lines                        2001         2000
--------------------------------------------------------------------
Net premiums written                          $105,461      $79,849
  % Increase (decrease)                         32.1%         4.9%
Net premiums earned                             99,166       75,617
  % Increase (decrease)                         31.1%         8.4%
Underwriting gain (loss)(before tax)            16,638        8,337
Loss ratio                                      40.3%        37.2%
Loss expense ratio                               6.3%         4.7%
Underwriting expense ratio                      34.4%        44.6%
Combined ratio                                  81.0%        86.5%


Personal Lines                                    2001         2000
--------------------------------------------------------------------
Net premiums written                          $494,247     $516,831
  % Increase (decrease)                         (4.4)%      (12.9)%
Net premiums earned                            500,774      519,731
  % Increase (decrease)                         (3.6)%       (7.4)%
Underwriting gain (loss)(before tax)           (65,143)     (89,709)
Loss ratio                                      75.1%        76.8%
Loss expense ratio                              11.2%        10.8%
Underwriting expense ratio                      27.1%        29.8%
Combined ratio                                 113.4%       117.4%


Total Property & Casualty                         2001         2000
--------------------------------------------------------------------
Net premiums written                        $1,128,558   $1,160,370
  % Increase (decrease)                         (2.7)%       (2.6)%
Net premiums earned                          1,133,896    1,150,331
  % Increase (decrease)                         (1.4)%        0.8%
Underwriting gain (loss)(before tax)          (151,985)    (231,883)
Loss ratio                                      69.1%        73.7%
Loss expense ratio                              12.5%        11.5%
Underwriting expense ratio                      31.9%        34.7%
Combined ratio                                 113.5%       119.9%
Impact of catastrophe losses
  on combined ratio                              2.9%         2.9%


All other                                        2001         2000
--------------------------------------------------------------------
Revenues                                      $ 6,197     $  3,297
Expenses                                       10,107       13,371
-------------------------------------------------------------------
Net income (loss)                             $(3,910)    $(10,074)


Reconciliation of Revenues                       2001         2000
--------------------------------------------------------------------
Net premiums earned for
  reportable segments                      $1,133,896   $1,150,331
Investment income                             155,336      148,106
Realized gains (losses)                       119,961        7,379
Miscellaneous income                              392          357
--------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                1,409,585    1,306,173
Property and casualty statutory
  to GAAP adjustment                            1,148      (14,952)
-------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                     1,410,733    1,291,221
Other segment revenues                          6,197        3,297
-------------------------------------------------------------------
Total revenues                             $1,416,930   $1,294,518
===================================================================


Reconciliation of Underwriting
  gain (loss) (before tax)                       2001         2000
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss)
  (before tax) (Statutory basis)            $(151,985)   $(231,883)
Statutory to GAAP adjustment                  (29,172)     (13,231)
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss)
  (before tax) (GAAP basis)                  (181,157)    (245,114)
Net investment income                         156,468      150,741
Realized gains (losses)                       126,065       (7,300)
Other income (losses)                         (12,413)     (15,148)
--------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes           $   88,963    $(116,821)
====================================================================

			    New Reportable Segments
		       (Effective Second Quarter of 2001)
			 Three months ended September 30
				 (in thousands)


Standard Commercial Lines                        2001         2000
--------------------------------------------------------------------
Net premiums written                         $164,709     $179,902
  % Increase (decrease)                        (8.4)%        7.8%
Net premiums earned                           174,518      193,761
  % Increase (decrease)                        (9.9)%       13.7%
Underwriting gain (loss)
   (before tax)                               (27,562)     (43,061)
Loss ratio                                     66.3%        74.0%
Loss expense ratio                             15.3%        13.7%
Underwriting expense ratio                     36.2%        37.2%
Combined ratio                                117.8%       124.9%


Specialty Commercial Lines                      2001          2000
--------------------------------------------------------------------
Net premiums written                         $38,492       $26,979
  % Increase (decrease)                       42.7%        (16.1)%
Net premiums earned                           34,971        26,529
  % Increase (decrease)                       31.8%         (0.3)%
Underwriting gain (loss)
  (before tax)                                 1,393         3,482
Loss ratio                                    51.6%         37.7%
Loss expense ratio                             8.3%          5.9%
Underwriting expense ratio                    32.8%         42.6%
Combined ratio                                92.7%         86.2%


Personal Lines                                   2001         2000
--------------------------------------------------------------------
Net premiums written                         $164,625     $176,635
  % Increase (decrease)                        (6.8)%       (7.5)%
Net premiums earned                           164,789      173,579
  % Increase (decrease)                        (5.1)%       (6.6)%
Underwriting gain (loss)
   (before tax)                               (18,456)     (16,668)
Loss ratio                                     71.8%        70.7%
Loss expense ratio                             13.1%         9.8%
Underwriting expense ratio                     26.3%        28.6%
Combined ratio                                111.2%       109.1%


Total Property & Casualty                        2001         2000
--------------------------------------------------------------------
Net premiums written                         $367,826     $383,516
  % Increase (decrease)                        (4.1)%       (1.7)%
Net premiums earned                           374,278      393,869
  % Increase (decrease)                        (5.0)%        2.9%
Underwriting gain (loss)
  (before tax)                                (44,625)     (56,247)
Loss ratio                                     67.4%        70.1%
Loss expense ratio                             13.7%        11.4%
Underwriting expense ratio                     31.4%        33.6%
Combined ratio                                112.5%       115.1%
Impact of catastrophe losses on
   combined ratio                               3.2%         1.0%


All other                                        2001         2000
--------------------------------------------------------------------
Revenues                                       $2,786      $   874
Expenses                                        3,096        5,215
--------------------------------------------------------------------
Net income (loss)                              $ (310)     $(4,341)
====================================================================


Reconciliation of Revenues                       2001         2000
-------------------------------------------------------------------
Net premiums earned for
  reportable segments                        $374,278     $393,869
Investment income                              52,765       49,084
Realized gains (losses)                        69,293        7,848
Miscellaneous income                               40           16
-------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                  496,376      450,817
Property and casualty statutory
  to GAAP adjustment                             (734)      (6,608)
-------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                       495,642      444,209
Other segment revenues                          2,786          874
-------------------------------------------------------------------
Total revenues                               $498,428     $445,083
===================================================================

Reconciliation of Underwriting
  gain (loss) (before tax)                       2001         2000
--------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(Statutory basis)                            $(44,625)    $(56,247)
Statutory to GAAP adjustment                   (5,320)      29,207
-------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                                  (49,945)     (27,040)
Net investment income                          53,068       49,673
Realized gains (losses)                        71,033        1,395
Other income                                   (3,483)      (4,103)
-------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes             $ 70,673     $ 19,925
===================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationship asset is the identifiable intangible asset acquired in connection with the Great American Insurance Company commercial lines acquisition. Agent relationships are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. The third quarter of 2001 included a $1.3 million before-tax write-off to the agent relationships asset. Year-to-date 2001 included an $8.5 million before-tax write-off to the agent relationships asset. Included in the write-offs were agents cancelled and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-off to the agent relationships asset of $42.2 million. The Group believes the termination of Managing General Agents will give it better control of its underwriting and pricing practices. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining amortization period.

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

NOTE VI - RESTRUCTURING CHARGE

During December 1998, the Group adopted a plan to restructure its branch operations. To continue in the Corporation's efforts to reduce expenses, personal lines business centers were reduced from five to three locations. Underwriting branch locations were reduced from seventeen to eight locations and claims branches were reduced from thirty-eight to six locations in 1999. As part of this plan, the Corporation established a $10.0 million liability for future expenses related to its branch office consolidation plan, resulting in a one-time charge of $10.0 million being reflected in the 1998 income statement. These expenses consisted solely of future contractual lease payments related to abandoned facilities. The activities under the plan were completed in 1999, but due to leases still in effect, the balance in the restructuring reserve will continue to remain as leases expire. The Corporation reduced $2.2 million of liability in 2000 due to payments under leases. In the first nine months of 2001, the Corporation further reduced $.7 million of the liability due to payments under leases. The balance in the restructuring reserve was $1.8 million at September 30, 2001.

NOTE VII - EARLY RETIREMENT CHARGE

During the second quarter of 2001, the Corporation adopted an early retirement plan. The early retirement plan was available to approximately 330 employees. Of the employees eligible to retire under the program, 147 accepted. The early retirement plan resulted in a one-time before-tax charge of $9.6 million, or $.16 per share, to second quarter 2001 results. The after-tax impact of this one-time charge to earnings was $6.2 million, or $.10 per share to second quarter 2001 results.

NOTE VIII - INTERNALLY DEVELOPED SOFTWARE

In 2001, the Corporation introduced into limited production a new internally developed application for issuing and maintaining insurance policies. The Corporation capitalizes costs incurred to develop software used in the Corporation's operations. The cost associated with this application is then amortized on a straight-line basis over the estimated useful life of 10 years from the date placed into service. Upon full implementation, the new application should impact results by approximately $4 to $5 million per year. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $33.1 million and $0.1 million at September 30, 2001, and $25.3 million and $0.0 million at December 31, 2000, respectively.

ITEM 2.  Management's  Discussion  and  Analysis  of  Financial
-------  Condition  and  Results of Operations
	 ------------------------------------------------------
Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Property and casualty before-tax underwriting losses, excluding California Proposition 103 and restructuring charges, for the nine months ended September 30, 2001 were $181.2 million, $3.01 per share, compared with $278.1 million, $4.63 per share for the same period in 2000. The 2001 loss included a one-time early retirement charge of $9.6 million and an $8.5 million write-off of the agent relationships intangible asset. The 2000 loss included a $43.3 million write-off of the agent relationships intangible asset and $17.0 million in additional ceded premiums on experience rated reinsurance contracts. The results for both periods were impacted by poor results in the workers' compensation line of business. For the third quarter of 2001, property and casualty before-tax underwriting losses, excluding California Proposition 103 were $49.9 million, or $.83 per share, compared with $61.2 million, or $1.02 per share, for the third quarter of 2000.

The table below summarizes the increase (decrease) in property and casualty premium results compared with same period prior year results:

			    2001 increase (decrease) from 2000 ($ in millions)
			    Gross Premiums Written        Net Premiums Written
			     Third           Year         Third          Year
			    Quarter        To Date       Quarter       To Date
			    -------        -------       -------       -------
Business Units
--------------
Standard Commercial Lines   $(15.1)        $(54.1)       $(15.2)       $(34.8)
Specialty Commercial Lines    10.2           29.6          11.5          25.6
Personal Lines               (13.6)         (31.9)        (12.0)        (22.6)
All Lines                    (18.5)         (56.4)        (15.7)        (31.8)

Agency cancellations and tighter underwriting guidelines combined with strong competition in the personal lines market contributed to the decrease in personal lines premiums for the current year. The year-to-date 2000 personal lines net premiums written results included $5.8 million in additional ceded premiums on experience rated reinsurance contracts. Despite the positive impact of renewal price increases in the standard commercial lines, 2001 premiums written decreased due to the cancellation and elimination of consistently unprofitable business. This decrease in premiums was primarily in the workers' compensation line of business. The year-to-date 2000 standard commercial lines net premiums written results included $11.2 million in additional ceded premiums on experience rated reinsurance contracts. Renewal price increases in the umbrella line of business in the specialty commercial lines contributed to the increase in premiums for the current year.

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

During the first nine months of 2001, 17.4% of the Group's total net premiums written were for policyholders in New Jersey, compared with 15.0% of the Group's total net premiums written for the same period in 2000. For the third quarter 2001, 17.5% of the Group's total net premiums written were for policyholders in New Jersey, compared with 14.5% of the Group's total net premiums written in the same quarter in 2000. New

Jersey has historically been a profitable state for the Group. In recent years, however, New Jersey's legislative and regulatory environments have become less favorable. Legislative rules and regulations have adversely impacted the Group's results.

Year-to-date consolidated before-tax realized investment gain was $126.1 million, or $2.10 per share, compared with a before-tax realized investment loss of $7.3 million, or $.12 per share, for year-to-date 2000. For the third quarter, consolidated before-tax realized investment gain was $71.0 million, or $1.18 per share, compared with a before-tax realized investment gain of $1.4 million, or $.02 per share, for the same period of 2000. As part of the Corporate Strategic Plan announced in the second quarter of 2001, the Corporation began to reallocate a portion of its equity portfolio holdings to fixed income holdings. Significant appreciation in the equity holdings sold as part of the reallocation contributed to the realized investment gains during 2001. This reallocation should reduce the effect on statutory surplus of future stock market volatility.

Year-to-date consolidated before-tax investment income was $156.5 million, or $2.60 per share, increasing from $150.7 million, or $2.51 per share, for the same period last year. The investment income effective tax rate year-to-date 2001 was 33.3%, compared with 31.3% for year-to-date 2000. Third quarter consolidated before-tax investment income was $53.1 million, or $.88 per share, increasing from $49.7 million, or $.83 per share, for the same period last year. The investment income effective tax rate for the third quarter of 2001 was 33.6% compared with 31.8% for the comparable period in 2000. The increase in effective tax rate reflects a reallocation of investments from tax exempt municipal bonds to taxable bonds.

STATUTORY RESULTS

Management uses statutory results to analyze the property and casualty operating results. Management analyzes statutory results through the use of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, premiums written, and premiums earned. The statutory combined ratio is a commonly used gauge of statutory underwriting performance measuring the percentage of premium dollars used to pay customer losses and expenses.

All Lines Discussion

The statutory combined ratio for the first nine months of 2001 was 113.5%, decreasing from 119.9% in the same period of 2000. For the third quarter, the statutory combined ratio was 112.5%, compared with 115.1% in the same quarter of 2000. The decline in the statutory combined ratio is attributable to improvement in the standard commercial lines statutory loss ratio and all lines statutory underwriting expense ratio. Both periods were negatively impacted by high losses in the workers' compensation line of business.

The year-to-date September 30, 2001 all lines accident year loss ratio of 67.7% was better than the calendar year-to-date statutory loss ratio of 69.1%. The year-to-date September 30, 2000 all lines accident year loss ratio of 68.9% was better than the calendar year-to-date statutory loss ratio of 73.7%.

The year-to-date 2001 catastrophe losses were $32.7 million before tax and accounted for 2.9 points on the statutory combined ratio. This compares with $32.9 million and a 2.9 point catastrophe impact for the same period in 2000. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns and other catastrophic results can have a material adverse impact on the Corporation's results. During the third quarter of 2001, there were 4 additional catastrophes with the largest catastrophe generating $7.0 million in losses as compared with 3 additional catastrophes in the third quarter of 2000 with the largest catastrophe generating $.3 million in losses. The third quarter 2001 losses included before-tax net of reinsurance losses of $7.0 million related to the September 11 terrorist attacks. For additional disclosure of catastrophe losses, refer to Note 9, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 35 and 36 of the Corporation's 2000 Annual Report to Shareholders.

The year-to-date statutory underwriting expense ratio through September 30, 2001, was 31.9% compared with 34.7% in the same period of 2000. The third quarter 2001 statutory underwriting expense ratio improved to 31.4% from 33.6% in the same quarter of 2000. Actions to lower commissions and eliminate workers' compensation policyholder dividends on new and renewal policies led to the third quarter 2001 decrease. The third quarter 2001 results included $.3 million of software amortization related to the limited rollout of a new internally developed software application. On a statutory accounting basis, the new application is being amortized over a five-year period in accordance with statutory accounting principles. Upon full implementation, the new application should impact the statutory underwriting expenses by approximately $8 to $10 million per year.

Segment Discussion

Personal Lines
The personal lines statutory combined ratio for the first nine months of 2001 decreased 4.0 points to 113.4% from 117.4% during the same period last year. For the third quarter of 2001, the personal lines statutory combined ratio increased 2.1 points to 111.2% from 109.1% in the same period of 2000.

Private passenger auto-agency, the Group's largest line, recorded a 2001 nine-month statutory combined ratio of 108.7%, decreasing from 113.2% in 2000. For the third quarter of 2001, private passenger auto-agency statutory combined ratio was 110.6%, compared with 104.8% in the same quarter of 2000. Although the year-to-date results improved in 2001 from 2000, poor underwriting results in New Jersey business continue to impact this line's performance, adding 3.8 points to the statutory loss ratio in the first nine months of 2001, compared with adding 1.0 point in the first nine months of 2000. The New Jersey results added 3.3 points to the statutory loss ratio in the third quarter 2001, compared with 1.4 points in the same quarter of 2000. The poor New Jersey private passenger automobile results are driven by regulatory restraints in the state which restrict insurers' ability to raise rates. In addition, the New Jersey State Senate passed an auto insurance reform bill effective in early 1999 that mandated a 15% rate reduction for personal auto policies based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud prevention.
While the rate reduction was immediate, many of the reforms have not yet been implemented, resulting in inadequate rate levels for the Group.

Since 1999, New Jersey has also required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ).
These zones are generally higher risk urban areas. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ.
The Group is assigned policies if it does not write the required quota. As of September 30, 2001, the Group has written $6.5 million year to date in UEZ premiums, with $3.5 million in additional assigned premiums, compared with $4.7 million in UEZ premiums and $3.9 million in additional assigned premiums through the first nine months of 2000. For the three months ending September 30, 2001, the Group has written $1.8 million in UEZ premiums and $.1 million in additional assigned premiums, compared with $1.5 million in UEZ premiums and $0.0 million in additional assigned premiums in the same period 2000. The
2001 year-to-date loss ratio on the UEZ premiums was 165.3% and the loss ratio on the assigned business was 234.0%, compared with a loss ratio of 148.5% on UEZ premiums and 193.4% on assigned business for the same period last year.
The third quarter 2001 loss ratio on UEZ premiums was 141.9% and the loss ratio on the assigned business was 206.7%, compared with a loss ratio of 131.5% on UEZ premiums and 180.6% on assigned business for the same quarter of last year.

New Jersey's private passenger auto net premiums written represented approximately 26.6% of the Group's total private passenger auto-agency book of business in the first nine months of 2001, compared with approximately 21.7% in the first nine months of 2000. For the third quarter 2001, New Jersey's private passenger auto net premiums written represented approximately 27.2% of the Group's total private passenger auto-agency book of business, compared with approximately 19.1% in the third quarter of 2000. New Jersey regulation mandates private passenger automobile insurers in the state to provide insurance to all eligible consumers with limited exceptions. This "take-all-comers" regulation effectively eliminates the Group's ability to control the volume of writings in the state.

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group is evaluating its options for the New Jersey private passenger automobile book of business.

Standard Commercial Lines
The standard commercial lines statutory combined ratio for the first nine months of 2001 decreased 6.8 points to 119.7% from 126.5% during the same period of 2000. For the third quarter of 2001, the standard commercial lines statutory combined ratio decreased 7.1 points to 117.8% from 124.9% in the same quarter of 2000. The 2001 statutory combined ratio improvement was driven by actions taken to improve loss results. Standard commercial lines reported a statutory loss and loss adjustment expense ratio of 83.7% for the first nine months of 2001, compared with 88.8% in the same period of 2000. Average renewal price increases for standard commercial lines direct premiums written were 14.9% for the first nine months of 2001, compared with an average renewal price increase of 7.7% for the first nine months of 2000.

Commercial auto reported a year-to-date statutory combined ratio of 110.2%, a decrease of 10.5 points over the same period of 2000 statutory combined ratio of 120.7%. For the third quarter 2001, commercial auto statutory combined ratio was 111.0%, compared with 114.6% in the same period of 2000. For this line, as well as other commercial lines, the impact of price increases are being realized in earned premiums. The commercial auto average renewal price increase for the nine months ending September 30, 2001 was 14.8% compared with 7.1% for the same period in 2000.

Workers' compensation statutory combined ratio for the first nine months of 2001 decreased 8.6 points to 140.1% from 148.7% during the same period last year. The results for the line of business have improved each quarter of 2001. Third quarter 2001 workers' compensation statutory combined ratio improved to 112.7% from 162.8% in the same period of 2000. The improvement is a result of actions taken to eliminate and cancel the most unprofitable workers' compensation business. The results have also been positively impacted by renewal price increases, the decision to eliminate dividends on new and renewal policies and the implementation of more restrictive underwriting guidelines.

The statutory combined ratio for CMP, fire and inland marine for the first nine months of 2001 increased .1 points to 109.4% from 109.3% in the same period last year. For the third quarter of 2001, the CMP, fire and inland marine statutory combined ratio was 114.3%, compared with 101.9% in the same quarter last year. The CMP, fire and inland marine line of business year-to-date 2001 statutory loss ratio was impacted by 1.7 points for property losses related to the September 11 terrorists attacks, while the third quarter 2001 statutory loss ratio was impacted by 5.1 points due to this event.

Specialty Commercial Lines
Specialty commercial lines reported a nine-month statutory combined ratio of 81.0% in 2001, compared with 86.5% in 2000. For the third quarter of 2001, the specialty commercial lines statutory combined ratio was 92.7% compared with 86.2% in the same period of 2000.

The umbrella line of business statutory combined ratio for the first nine months of 2001 decreased to 81.9% from 93.0% in 2000. For the third quarter of 2001, the umbrella statutory combined ratio was 92.3%, compared with 97.5% in the same period of 2000. The decrease is largely due to the impact of price increases being realized in earned premiums. Average renewal price increases for the umbrella business in the specialty commercial lines business unit were 19.7% for the first nine months of 2001, compared with an average renewal price increase of 7.7% for the first nine months of 2000.

INVESTMENTS

At September 30, 2001, the Corporation's fixed income portfolio totaled $2.7 billion, which consisted of 96.2% investment grade and 3.8% below investment grade securities. The Corporation classifies securities as below investment grade based upon ratings provided by Standard & Poor's Ratings Group, Moody's Investors Service or other rating agencies, including the National Association of Insurance Commissioners (NAIC). Below investment grade securities are summarized as follows:

					     September 30,        December 31,
(in millions)                                    2001                 2000
------------------------------------------------------------------------------
Below investment grade securities:
    Carrying value                              $103.0               $127.4
    Amortized cost                               116.7                133.6

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

The Corporation marks the value of its equity portfolio to fair market value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2001, the equity portfolio consisted of stock of 46 separate entities in 34 different industries. As of that date, 43.8% of the Corporation's equity portfolio was invested in five companies and the largest single position was 13.2% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 6 through 9 of the Corporation's Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND FINANCIAL STRENGTH

Net cash generated by operations was $70.8 million for the first nine months of the year compared with cash generated of $85.3 million for the same period in 2000. Net cash used by investing activities was $9.5 million for the first nine months of the year, compared with net cash used of $59.2 million for the first nine months of 2000. The change in cash used is a result of management's decision to reallocate a portion of its equity portfolio into fixed income securities. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances.

The Corporation had no shareholder dividend payments in the first nine months of 2001 compared with payments of $28.2 million for the same period in 2000. On February 8, 2001, the Corporation eliminated its quarterly dividend in order to further strengthen the Corporation's financial position. Ohio Casualty Corporation did not repurchase any of its shares during the first nine months of the year. The Corporation has remaining authorization to repurchase 1,649,824 additional shares.

As of September 30, 2001, the Corporation had $210.3 million of outstanding notes payable. Of the $210.3 million, $5.3 million related to a low interest loan outstanding with the state of Ohio used in conjunction with the purchase of a new home office located in Fairfield, Ohio. The remaining $205.0 million is related to a 1997 credit facility that provided a $300.0 million revolving line of credit available to the Corporation. On March 19, 2001, the Corporation elected to reduce the aggregate amount available under the line of credit from $300.0 million to $250.0 million. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth and a minimum statutory surplus required to be at least $750.0 million. As of September 30, 2001, the Corporation is in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation or other changes in surplus, including the effects of adopting new statutory accounting principles (such as the Codification of Statutory Accounting Principles guidance adopted by the NAIC in 1998), could lead to violations and ultimately result in default. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. The 1997 credit facility expires in October 2002, with any outstanding loan balance due at that time. The Corporation may be required to obtain additional external funding, either in the form of debt or equity funding, to support its insurance operations in the future. While the Corporation believes that it should be able to obtain such external funding, if needed, the availability of such funding cannot be assured nor can the cost of such funding be evaluated at this time. Additional information related to bank notes payable is included in Note 17 Bank Note Payable on page 39 of the Corporation's 2000 Annual Report to Shareholders.

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

LEGAL PROCEEDINGS

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. In 1998, an Administrative Law Judge issued a proposed ruling with a rollback liability for the Group of $24.4 million plus simple interest at 10% per annum from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group will pay $17.5 million in refunded premiums to eligible 1989 California policyholders. With this development, the total reserve was decreased to $17.5 million as of December 31, 2000. The Corporation began to make payments in the first quarter of 2001. The remaining liability was $7.9 million as of September 30, 2001.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; acts of war and terrorist activities; rating agency actions; ability of Ohio Casualty to integrate and to retain the business acquired from the Great American Insurance Company; ability to achieve targeted expense savings; ability to refinance indebtedness; ability to achieve premium targets and profitability goals; and general economic and market conditions.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the information about market risk set forth in the Corporation's Annual Report on Form 10-K.


PART II

ITEM 1. Legal Proceedings - Refer to Legal Proceedings as described on Page 17 of this Form 10-Q regarding California Proposition 103.

ITEM 2. Changes in Securities - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K -

	(a)     Exhibits:

		10  Employment Agreement with Donald F. McKee dated
		    September 19, 2001





				  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				    OHIO CASUALTY CORPORATION
				    -------------------------
					   (Registrant)







November 13, 2001                   /s/ Donald F. McKee
				    ---------------------------
				    Donald F. McKee, CFO (on
				    behalf of Registrant and as
				    Principal Accounting Officer)