Form 10-K
period 2001-12-31
OHIO CASUALTY CORP
filed 2002-03-05
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				  FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934
     For the transition period from           to
				    ---------    ----------

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

						 Yes  X      No
						     ---        ---
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

   The aggregate market value as of February 28, 2002 of the voting stock held by non-affiliates of the registrant was $1,004,983,423.

   On February 28, 2002 there were 60,186,435 shares outstanding.

				Page 1 of 75
		     INDEX TO EXHIBITS ON PAGES 74-75
==============================================================================

		    Documents Incorporated by Reference


Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

				   PART I

Item 1. Business

(a)  Business Overview

Ohio Casualty Corporation ("the Corporation") was incorporated in Ohio in 1969. With its predecessors, the Corporation has been engaged in the property and casualty insurance business since 1919 through a group of six direct and indirect subsidiaries which are collectively known as the Ohio Casualty Group ("the Group").
The Group consists of:

- The Ohio Casualty Insurance Company ("the Company");
- West American Insurance Company ("West American");
- Ohio Security Insurance Company ("Ohio Security");
- American Fire and Casualty Company ("American Fire");
- Avomark Insurance Company ("Avomark"); and
- Ohio Casualty of New Jersey, Inc. ("OCNJ").

The Corporation is in the process of phasing out its premium finance business, which was conducted through Ocasco Budget, Inc. In 1995, the Company discontinued its life insurance operations, which had been conducted through The Ohio Life Insurance Company.

On December 1, 1998, the Company acquired substantially all of the assets of the commercial lines business of the Great American Insurance Company ("GAI") and its affiliates. The major lines of business included in the acquisition were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto.

Since late 1999, the property and casualty insurance industry has experienced a general improvement in pricing conditions, especially in the commercial lines business. While the industry tends to exhibit alternating cycles of rising prices, followed by declining prices and poor underwriting performance, the commercial lines business was in an unusually protracted period of declining or inadequate prices from the late 1980s until recently. The Group implemented renewal price increases in its Standard Commercial Lines business unit averaging 15.2% during 2001 and 9.9% during 2000. The commercial umbrella business in the Specialty Commercial Lines business unit average renewal price increases were 20.3% for 2001, compared with 8.9% for 2000. The Group continues to seek additional renewal price increases on its Standard Commercial Lines and commercial umbrella business in 2002.

When used in this report, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including GAI business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

Item 1. Continued

In June of 2001, a new Corporate Strategic Plan ("Plan") was announced.
The Plan introduced an organization structured around three business units:
Standard Commercial Lines, Specialty Commercial Lines, and Personal Lines and established measurable financial targets for each business unit and the Group. The Corporation also completed its senior management team in 2001 with the additions of experienced officers in the Chief Financial Officer, Chief Technology Officer and Chief Actuary positions.

In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey. This transaction will allow the Group to stop writing business in the New Jersey private passenger auto market in early 2002. In recent years, the market in New Jersey private passenger auto insurance has become more unstable due to the inability to control either the volume of writings or the profitability. Under the terms of the transaction, OCNJ will pay $40.6 million to Proformance Insurance Company to transfer its renewal obligations. The $40.6 million amount was taken as a charge in the fourth quarter of 2001 and will be paid out over the course of twelve months beginning in early 2002. OCNJ will cease writing private passenger auto business in New Jersey in 2002, and OCNJ will be retained by the Company as a subsidiary. The Group will maintain all of its other lines of business in New Jersey. OCNJ may also have a contingent liability of up to $15.6 million to be paid to the transferee company to maintain a maximum premiums-to-surplus ratio of 2.5 to 1 on the transferred business during the next three years. At December 31, 2001, it is not possible to determine the likelihood or extent of the liability and, therefore, it has not been recognized in the financial statements. The transaction is expected to positively impact operating results beginning in 2002.

(b)  Financial Information About Industry Segments

The revenues, operating profit and combined ratios of each industry segment for the three years ended December 31, 2001 are set forth in Item 14, Note 14, Segment Information, in the Notes to the Consolidated Financial Statements on page 58 of this Form 10-K.

    Business Unit Description

       Standard Commercial Lines

The Group transacts business in over 40 states. The Group's Standard Commercial Lines business unit, which accounted for 46.9% of net premiums written in 2001, includes primarily:

- commercial multi-peril insurance, which insures a business against several risks, usually including property, liability, crime and boiler and machinery explosion;

- commercial automobile insurance, which insures policyholders against third party liability related to the ownership and operation of motor vehicles in the course of business and property damage to insured vehicles. These policies may provide uninsured motorist coverage, which provides coverage to insureds and their employees for bodily injury and property damage caused by an uninsured party;

Item 1. Continued

- workers' compensation insurance, which provides coverage to employers for their obligations to provide workers' compensation benefits as required by applicable statutes, including medical payments, rehabilitation, lost wages, disability and death benefits. These policies also provide coverage to employees for their liability exposures under common law; and

- general liability insurance, which insures policyholders against third party liability for bodily injury and property damage, including liability for products sold, and the defense of claims alleging such damages.

       Specialty Commercial Lines

The Group's Specialty Commercial Lines business unit, which accounted for 9.2% of net premiums written in 2001 includes primarily:

- commercial umbrella insurance, which insures policyholders against liability and defense costs which exceed coverage provided within the underlying policies, typically commercial automobile and general liability policies, and provides coverage for some items not covered by underlying policies; and

- fidelity and surety, which insure against dishonest acts of bonded employees and against the non-performance of parties under contracts, respectively.

       Personal Lines

The Group's Personal Lines business unit, which accounted for the remaining 43.9% of net premiums written in 2001, includes primarily personal automobile and homeowners' insurance sold to individuals.

The following table shows the Group's total property and casualty net premiums written by business units and selected lines of business for the periods indicated. Net premiums written includes gross premiums less premiums ceded pursuant to reinsurance programs.

BUSINESS UNITS and
SELECTED LINES OF BUSINESS              Statutory Net Premiums Written
--------------------------              ------------------------------
						 (in thousands)
					   2001          2000          1999
					   ----          ----          ----
Standard Commercial Lines            $  689,596    $  721,681    $  720,755
    Workers' compensation               148,628       185,800       191,688
    Auto - Commercial                   186,726       178,727       175,482
    General liability                    79,034        80,663        82,489
    CMP, fire & inland marine           275,207       276,491       271,096

Specialty Commercial Lines              136,085       107,255       102,499
    Commercial umbrella                  92,154        65,576        62,795
    Fidelity & surety                    38,739        37,600        37,684

Personal Lines                          646,504       676,457       763,643
    Auto - Agency                       444,385       455,330       526,515
    Auto - Direct                         6,821        10,711        17,145
    Homeowners                          161,960       173,222       181,905

       Total all lines               $1,472,185    $1,505,393    $1,586,897

Item 1. Continued

Property and casualty statutory net premiums written decreased $33.2 million in 2001 from 2000. The net premiums written decrease in 2001 and 2000 can be attributed primarily to a more selective underwriting philosophy that led to the elimination and cancellation of certain business. Renewal price increases had a positive impact during 2001.

Actions taken in 2000 to cancel the Managing General Agents and the Group's most unprofitable agents and policies represented over $150 million in annual net premiums written. The Group terminated its relationships with all managing general agents in the first quarter of 2001. Managing general agents are granted wider latitude to make underwriting decisions than the Group's other agents. The Group concluded that this latitude was inconsistent with the emphasis on strengthening underwriting guidelines for the business. The managing general agent relationships were acquired as part of the GAI commercial lines business.

(c)  Narrative Description of Business

       Marketing and Distribution

The Group is represented on a commission basis by approximately 3,200 independent insurance agencies with over 5,800 agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Group. The six claim and eight underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2001, these agencies represented 18.6% of the Group's total agency force and wrote 38.4% of its book of business. The policies placed by key agents have consistently produced a lower statutory loss ratio for the Group than policies placed by other agents.

Historically, the Group has targeted small business customers for its Standard Commercial Lines business. The Group's typical commercial lines customer is a small business with a small number of employees and a need for a package of coverages which can be conveniently purchased. For the year 2001, this commercial lines customer group, categorized by commercial liability premium volume, included approximately 71% contractors/artisans, 10% building/premises, 12% mercantile and 7% manufacturing. The Company believes that this small business customer group offers the opportunity to develop strong customer and agent relationships, apply its underwriting experience to this specific type of customer and achieve superior underwriting results.

Item 1. Continued

The Group markets personal automobile insurance primarily to standard and preferred risk drivers. Standard and preferred risk drivers are those who have met certain criteria, including a driving record which reflects a low historical incidence of at-fault accidents and moving violations of traffic laws. The Group does not target "non-standard" risk drivers who fall outside these criteria. Because the Group's personal automobile insurance line of business has been more profitable than its homeowners' insurance line of business, the Group emphasizes writing a single customer's auto insurance and homeowners' insurance and de-emphasizes the marketing of homeowners' insurance to those customers who have not purchased automobile insurance.

The Group's business is geographically concentrated in the Midwest and Mid-Atlantic regions. The following table shows consolidated direct premiums written for the Group's ten largest states:

				      Ten Largest States
				    Direct Premiums Written
				   From Continuing Operations
					 (in thousands)

			 Percent                           Percent                          Percent
		  2001   of Total                    2000  of Total                  1999   of Total
		  ----   --------                    ----  --------                  ----   --------
New Jersey*    $264,866    17.1     New Jersey    $221,965    15.6   New Jersey    $230,652   17.4
Ohio            150,635     9.6     Ohio           153,057    10.8   Ohio           153,146   11.5
Kentucky        119,126     7.7     Kentucky       132,631     9.3   Kentucky       125,438    9.5
Pennsylvania    105,536     6.8     Pennsylvania    91,979     6.5   Pennsylvania    87,986    6.6
Illinois         78,954     5.1     Illinois        81,747     5.8   Illinois        77,035    5.8
North Carolina   70,910     4.6     Indiana         75,340     5.3   Indiana         74,073    5.6
Indiana          68,224     4.4     North Carolina  54,710     3.9   North Carolina  39,345    3.0
Maryland         58,516     3.8     Maryland        45,496     3.2   Maryland        38,851    2.9
Texas            49,181     3.2     Texas           45,386     3.2   Texas           37,894    2.9
New York         41,446     2.7     Michigan        39,347     2.8   Oklahoma        33,995    2.6
	     ----------    ----                   --------    ----                 --------   ----
	     $1,007,394    65.0                   $941,658    66.4                 $898,415   67.8
	     ==========    ====                   ========    ====                 ========   ====

*New Jersey private passenger auto and personal umbrella business represented 46.4% of the total New Jersey direct premiums written in 2001. The New Jersey renewal transfer will allow the Group to stop writing business in the New Jersey private passenger auto and personal umbrella markets in early 2002. Excluding the Group's New Jersey private passenger auto and personal umbrella direct premiums written, New Jersey would have represented 14.1% of the total direct premiums written.

Item 1. Continued

	Investments

The distribution of the Corporation's invested assets is determined by a number of factors, including:

- insurance law requirements;

- liquidity needs;

- tax planning;

- general market conditions; and

- business mix and liability payout patterns.

Periodically, the Group reallocates its investment portfolio subject to the parameters set by the investment committee. In 2001, the Group reallocated a portion of its equity portfolio to fixed income holdings. Significant appreciation in the equities sold, as part of the reallocation, contributed to before-tax realized gains of $182.9 million in 2001. During 1999, the Group reallocated a portion of its investment portfolio by selling approximately $200 million in equity securities, resulting in approximately $145 million of before-tax realized gains. The funds previously invested in equity securities were reallocated to investment grade fixed income securities.

The Group also has reduced its tax exempt bond portfolio significantly since 1999. Tax exempt bonds decreased to 1.1% of the fixed income portfolio at December 31, 2001, versus 3.2% at December 31, 2000 and 19.4% at December 31, 1999. The Group applied the funds previously invested in tax exempt bonds to investment grade taxable bonds. Due to recent poor operating results, the Group reduced its holdings of tax exempt securities during the past three years in order to maximize after-tax income. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The following table sets forth the carrying values and other data of the Corporation's invested assets as of the end of the years indicated:

Item 1. Continued

				Distribution of Invested Assets
				       ($ in millions)

			2001
		      Average               % of                % of               % of
		       Rating      2001     Total      2000     Total     1999     Total
		      -------      ----     -----      ----     -----     ----     -----
U.S. government         AAA     $   29.4     0.9    $   55.6     1.7    $   65.1    2.0
Tax exempt bonds
  and notes
    Investment grade    AA+         29.6     0.9        77.4     2.2       459.2   14.4
    Below investment
       grade            BB-          1.7     0.1         1.9     0.1         2.2    0.1
Corporate securities
    Investment grade    A        1,516.6    45.7     1,143.1    34.3       877.7   27.6
    Below investment
       grade            BB-         87.0     2.6       111.8     3.4       188.4    5.9
Mortgage-backed
  securities
    Investment grade    AA+      1,102.2    33.2     1,110.2    33.4       761.1   23.9
    Below investment
      grade             BB           5.6     0.2        13.7     0.4        23.3    0.8
				--------   -----    --------   -----    --------  -----
Total bonds             A+       2,772.1    83.6     2,513.7    75.5     2,377.0   74.7

Common stocks                      488.6    14.7       754.8    22.7       698.0   22.0
Preferred stocks                     0.4       -         0.1       -         0.1      -
				--------   -----    --------   -----    --------  -----
Total stocks                       489.0    14.7       754.9    22.7       698.1   22.0

Short-term                          54.8     1.7        59.7     1.8       104.4    3.3
				--------   -----    --------   -----    --------  -----
Total investments               $3,315.9   100.0    $3,328.3   100.0    $3,179.5  100.0
				========   =====    ========   =====    ========  =====
Total market value
   of investments               $3,315.9            $3,328.3            $3,179.5
				========            ========            ========
Total amortized cost
   of investments               $2,895.0            $2,698.8            $2,674.1
				========            ========            ========

At December 31, 2001, the Corporation's fixed income portfolio totaled $2,772.1 million, which consisted of 96.6% investment grade securities and 3.4% below investment grade securities. The Corporation classifies securities as below investment grade based upon ratings provided by Standard & Poor's Ratings Group, Moody's Investors Service or other rating agencies, including the National Association of Insurance Commissioners ("NAIC").

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured and subordinate to other debt. Investment grade securities are also subject to significant adverse risks, including additional leveraging of, and changes in control of the issuer. In most instances, investors are unprotected with respect to these risks, the effects of which can be substantial.

Item 1. Continued

The following table shows yield, based on cost, of the Corporation's fixed income portfolio as of the end of the years indicated:

				      2001    2000    1999
				      ----    ----    ----
Investment grade                      7.3%    7.4%    7.5%
Below investment grade                9.1%   10.1%   10.0%
Total taxable                         7.5%    7.6%    7.8%
Tax exempt                            6.5%    5.4%    5.5%

The Corporation has a diversified common stock portfolio. At December 31, 2001, the Corporation's common stock portfolio totaled $488.6 million and consisted of stocks of 46 separate entities, diversified across 34 different industries. The largest single position, however, was 11.8% of the portfolio.

The portfolio strategy, with respect to common stocks, is to invest in companies whose stocks have below average valuations but above average growth prospects. The Corporation focuses on large companies with dominant or strong market positions, strong profitability and stability and strength in balance sheet structure. The turnover rate in the portfolio has been low for the past several years. These factors created a portfolio structure that has been overweighted in the financial services sector and underweighted in the technology sector for the ten years ending
December 31, 2001.

The Corporation is required by both accounting principles generally accepted in the United States ("GAAP") and statutory accounting principles to mark the value of its equity portfolio to market for reporting on its balance sheet. As a result, GAAP shareholders' equity and statutory surplus fluctuate with changes in the value of its equity portfolio.

	Liabilities for Unpaid Loss and Loss Adjustment Expenses

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. Such estimated liabilities include direct costs of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process.

The effect of catastrophes on the Group's results cannot be accurately predicted and they may have a material adverse effect on the Group's results. In 2001, 2000 and 1999 the Group was impacted by 19, 24 and 27 catastrophes, respectively. The largest catastrophe in each of these years was $17.8 million, $7.1 million and $17.9 million in incurred losses. Additional catastrophes with over $1 million in incurred losses numbered 4 in 2001, 9 in 2000 and 7 in 1999. The additional catastrophes with over $1.0 million in incurred losses included $3.0 million of net of reinsurance losses related to the September 11, 2001 terrorist attacks in New York.
For additional discussion of catastrophe losses, please refer to Item 14,
Note 10, Loss and Loss Reserves, of the Notes to the Consolidated Financial Statements on pages 56 and 57 of this Form 10-K.

Item 1. Continued

In the normal course of business, the Group is involved in disputes and litigation regarding the terms of insurance contracts and the amount of liability under such contracts arising from insured events. The liabilities for loss and loss adjustment expenses include estimates of the amounts for which the Group may be liable upon settlement or other conclusion of such litigation.

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

The following tables present an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in Item 14, Note 1H, Accounting Policies and Note 10, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 50, 56 and 57 of this Form 10-K.

      Reconciliation of Liabilities for Losses and Loss Adjustment Expense
			       (in thousands)

				      2001           2000            1999
				      ----           ----            ----
Net liabilities, beginning
   of year                      $1,907,331     $1,823,329      $1,865,643
Provision for current
   accident year claims          1,145,545      1,237,319       1,176,072
Increase (decrease) in
   provisions for prior
    accident year claims            58,489         56,846            (418)
				-----------    -----------     -----------
				 1,204,034      1,294,165       1,175,654
Payments for claims
   occurring during:
     Current accident year         520,232        596,114         600,942
     Prior accident years          609,148        614,049         617,026
				-----------    -----------     -----------
				 1,129,380      1,210,163       1,217,968

Net liabilities, end of year     1,981,985      1,907,331       1,823,329
Reinsurance recoverable            168,737         96,188          85,126
				-----------    -----------     -----------
Gross liabilities, end of year  $2,150,722     $2,003,519      $1,908,455
				===========    ===========     ===========

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31             1991         1992          1993         1994         1995         1996
----------------------             ----         ----          ----         ----         ----         ----
Net liability as originally
  estimated:                  $1,566,738   $1,673,868   $1,693,551   $1,606,487    $1,557,065   $1,486,622

Life Operations Liability            599          663          656          961         3,934        3,722

P&C Operations Liabiity       $1,566,139   $1,673,205   $1,692,895   $1,605,526    $1,553,131   $1,482,900

Net cumulative payments as of:
  One year later                 526,973      561,133      533,634      510,219       486,168      483,574
  Two years later                822,634      869,620      833,399      803,273       772,670      747,374
  Three years later            1,007,189    1,060,433    1,017,893      997,027       944,294      950,138
  Four years later             1,123,591    1,176,831    1,147,266    1,106,361     1,080,373    1,058,300
  Five years later             1,201,317    1,264,900    1,218,916    1,203,717     1,151,001    1,121,263
  Six years later              1,266,605    1,316,756    1,288,148    1,257,334     1,198,340
  Seven years later            1,302,313    1,369,889    1,331,291    1,293,461
  Eight years later            1,342,839    1,405,107    1,363,089
  Nine years later             1,370,913    1,433,612
  Ten years later              1,393,469

Gross cumulative payments as of:
  One year later                 556,691      586,869      547,377      522,811       500,150      498,274
  Two years later                867,483      904,911      859,142      827,232       798,078      781,853
  Three years later            1,056,173    1,107,980    1,051,915    1,030,701       988,674      983,440
  Four years later             1,182,598    1,231,386    1,190,466    1,158,798     1,123,163    1,098,738
  Five years later             1,266,170    1,328,478    1,278,602    1,254,475     1,200,600    1,171,207
  Six years later              1,339,559    1,394,890    1,347,025    1,314,586     1,257,360
  Seven years later            1,387,821    1,446,560    1,396,505    1,359,925
  Eight years later            1,428,103    1,487,891    1,437,481
  Nine years later             1,461,989    1,524,506
  Ten years later              1,492,373


Year Ended December 31             1997         1998         1999         2000          2001
----------------------             ----         ----         ----         ----          ----
Net liability as originally
  estimated:                  $1,421,804   $1,865,643   $1,823,329   $1,907,331    $ 1,981,985

Life Operations Liability            100           98            -            -              -

P&C Operations Liability       1,421,704    1,865,545    1,823,329    1,907,331      1,981,985

Net cumulative payments as of:
  One year later                 449,802      640,209      614,049      609,148
  Two years later                751,179      999,069      960,503
  Three years later              919,272    1,223,348
  Four years later             1,016,871
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                 469,933      654,204      636,530      647,115
  Two years later                775,371    1,022,220    1,007,084
  Three years later              950,445    1,261,136
  Four years later             1,057,505
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

				  12

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)(In thousands)

Year Ended December 31              1991         1992         1993         1994         1995         1996
----------------------              ----         ----         ----         ----         ----         ----
Net liability re-estimated as of:

  One year later                1,515,129    1,601,406    1,539,178    1,500,528    1,474,795    1,427,992
  Two years later               1,500,890    1,555,452    1,510,943    1,501,530    1,441,081    1,403,059
  Three years later             1,467,256    1,524,054    1,515,114    1,486,455    1,445,738    1,439,008
  Four years later              1,449,789    1,559,492    1,525,493    1,507,331    1,478,787    1,456,890
  Five years later              1,498,881    1,561,763    1,551,024    1,546,849    1,497,573    1,447,959
  Six years later               1,499,009    1,588,063    1,587,885    1,566,276    1,491,985
  Seven years later             1,526,136    1,627,385    1,609,600    1,560,871
  Eight years later             1,558,571    1,649,372    1,606,164
  Nine years later              1,577,553    1,649,387
  Ten years later               1,577,036

Decrease (increase) in
  original estimates:          $  (10,897)  $   23,818   $   86,731   $   44,655   $   61,146   $   34,941

Net liability as originally
   estimated:                  $1,566,139   $1,673,205   $1,692,895   $1,605,526   $1,553,131   $1,482,900

Reinsurance recoverable on
   unpaid losses and LAE           98,456       80,114       75,738       65,336       71,066       64,695

Gross liability as originally
   estimated:                  $1,665,194   $1,753,982   $1,769,289   $1,671,823   $1,631,184   $1,556,670

Life Operations Liability             599          663          656          961        6,987        9,075

P&C Operations Liability        1,664,595    1,753,319    1,768,633    1,670,862    1,624,197    1,547,595

One year later                  1,609,793    1,693,958    1,611,032    1,574,177    1,546,001    1,496,100
Two years later                 1,603,891    1,645,634    1,591,328    1,579,932    1,515,032    1,507,365
Three years later               1,567,801    1,623,559    1,601,354    1,565,580    1,561,675    1,537,356
Four years later                1,558,508    1,664,239    1,612,300    1,630,314    1,585,459    1,559,519
Five years later                1,612,537    1,666,556    1,680,806    1,657,037    1,608,296    1,558,160
Six years later                 1,612,012    1,722,897    1,704,863    1,680,592    1,609,850
Seven years later               1,666,562    1,758,687    1,731,007    1,682,809
Eight years later               1,695,786    1,784,615    1,735,071
Nine years later                1,718,840    1,791,221
Ten years later                 1,724,804

Decrease (increase) in
   original estimates:            (60,209)     (37,902)      33,562      (11,947)      14,347      (10,564)


Year Ended December 31              1997        1998         1999         2000         2001
----------------------              ----        ----         ----         ----         ----
Net liability re-estimated as of:

  One year later                1,355,586    1,888,387    1,880,174    1,965,820
  Two years later               1,386,401    1,885,236    1,907,575
  Three years later             1,400,662    1,901,776
  Four years later              1,391,970
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:          $   29,734   $  (36,232)  $  (84,246)  $  (58,489)

Net liability as originally
   estimated:                  $1,421,704   $1,865,545   $1,823,329   $1,907,331   $1,981,985

Reinsurance recoverable on
   unpaid losses and LAE           59,952       80,215       85,126       96,188      168,737

Gross liability as originally
   estimated:                  $1,483,807   $1,956,939   $1,908,455   $2,003,519   $2,150,722

Life Operations Liability           2,150       11,180            -            -            -

P&C Operations Liability        1,481,657    1,945,759    1,908,455    2,003,519    2,150,722

One year later                  1,447,044    1,972,890    1,981,093    2,129,865
Two years later                 1,477,874    1,975,657    2,041,717
Three years later               1,495,816    2,006,064
Four years later                1,495,563
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Decrease (increase) in
   original estimates:            (13,907)     (60,305)    (133,262)    (126,346)

				  13

Item 1. Continued

	Reinsurance

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $29.0 million in losses in excess of the $1.0 million retention level for a single event. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $99.0 million, $49.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $150.0 million of coverage in excess of the Group's $25.0 million retention level. In 2001, a portion of the catastrophe program was renewed with a multi-year placement as in previous years. This provides continuity and maintains rates and each reinsurer's overall share of the program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program.
Losses and loss adjustment expenses from the Oakland fires in 1991 totaled $35.6 million and losses and loss adjustment expenses from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention amount of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 150-250 years.

GAI has agreed to maintain reinsurance on the commercial lines business that the Company acquired from GAI and its affiliates in 1998. GAI is obligated to reimburse the Company if Great American's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums. As a result of these controls, amounts of uncollectible reinsurance have not been significant.

Item 1. Continued

All of the Company's insurance subsidiaries, except Ohio Casualty of New Jersey, Inc., have entered into an intercompany reinsurance pooling agreement. The purpose of this agreement is to:

- pool or share proportionately the results of property and casualty insurance underwriting operations through reinsurance;

- reduce administration and executive expense; and

- broaden each participating insurance subsidiary's distribution of risk.

Under the terms of the intercompany reinsurance pooling agreement, all of the participants' outstanding underwriting liabilities as of January 1, 1984 and all subsequent insurance transactions were pooled. The participating insurance subsidiaries share in losses based on the following percentages:

	    Insurance Subsidiary            Percentage of Losses
	    --------------------            --------------------

	    The Company                             46.75
	    West American                           46.75
	    American Fire                            5.00
	    Ohio Security                            1.00
	    Avomark                                  0.50

	Competition

The Group competes on the basis of service, price and coverage.
Competition in the property and casualty industry is highly competitive. According to A.M. Best, based on net insurance premiums written in 2000, the latest year for which industry nationwide comparison statistics are available:

- more than $300 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 11.0%; and

- the Group ranked as the thirty-seventh largest property and casualty insurance group in the United States.

Item 1. Continued

	Regulation

	   State Regulation

The Corporation's insurance subsidiaries are subject to regulation and supervision in the states in which they are domiciled and in which they are licensed to transact business. The Company, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Corporation's subsidiaries are licensed to transact business in all 50 states and the District of Columbia. Although the federal government does not directly regulate the insurance industry, federal initiatives can also impact the industry.

The authority of state insurance departments extends to various matters, including:

- the establishment of standards of solvency, which must be met and maintained by insurers;

- the licensing of insurers and agents;

- the imposition of restrictions on investments;

- approval and regulation of premium rates for property and casualty insurance;

- the payment of dividends and distributions;

- the provisions which insurers must make for current losses and future liabilities; and

- the deposit of securities for the benefit of policyholders and the approval of policy forms.

State insurance departments also conduct periodic examinations of the financial and business affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Regulatory agencies require that premium rates not be excessive, inadequate or unfairly discriminatory. In general, the Corporation's insurance subsidiaries must file all rates for personal and commercial insurance with the insurance department of each state in which they operate.

State laws also regulate insurance holding company systems. Each insurance holding company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers. Pursuant to these laws, the respective departments may examine the parent and the insurance subsidiaries at any time and require prior approval or notice of various transactions including dividends or distributions to the parent from the subsidiary domiciled in that state.

These state laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of other material transfers of assets within the holding company structure. Under applicable provisions of Indiana and Ohio insurance statutes, the states in which the members of the Group are domiciled, a person would not be permitted to acquire direct or indirect control of the Corporation or any of its insurance subsidiaries, unless that person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance. For the purposes of Indiana and Ohio insurance laws, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired "control" of that company.

Item 1. Continued

	New Jersey

New Jersey's private passenger auto net premiums written represented approximately 27% of the Group's total private passenger auto book of business in 2001.

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group announced in the fourth quarter of 2001 the transaction to allow the Group to stop writing business in early 2002 in the private passenger auto market in New Jersey. See discussion of this transaction and the New Jersey regulatory environment for private passenger automobile insurance in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25, 26, 32 and 33 of this Form 10-K.

	National Association of Insurance Commissioners

The Corporation's insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial condition and operations of insurance companies, including the Insurance Regulating Information System. The Insurance Regulating Information System identifies twelve industry ratios and specifies "usual values" for each ratio for 2001. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance departments about aspects of the insurer's business. For the last five calendar years, none of Ohio Casualty's insurance subsidiaries, other than Avomark and Ohio Casualty of New Jersey, Inc. ("OCNJ"), had four or more ratios departing from the usual range. In 1998, Avomark had four ratios outside of the usual range due to the initial start-up of Avomark in 1997 and Avomark joining the intercompany reinsurance pooling agreement in 1998. In 2001, OCNJ had five ratios outside the usual range due to the $40.6 million transfer fee related to the New Jersey private passenger auto renewal obligation transfer. The Corporation expects the ratios outside the usual range to decrease as the $40.6 million transfer fee is paid and premiums written decrease as OCNJ discontinues the renewal of policies.

NAIC model laws and rules are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments. Ohio and Indiana are accredited. The NAIC intends to create an eventual nationwide regulatory network of accredited states.

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:

- asset risk;

- credit risk;

- underwriting risk; and

- off-balance sheet risk.

Item 1. Continued

The Risk-Based Capital model requires the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2001 statutory financial statements, each of Ohio Casualty's insurance subsidiaries had the following ratio of total adjusted capital to the Authorized Control Level:

	The Company                        454.9%
	American Fire                      887.1%
	Ohio Security                    2,600.1%
	West American                      668.6%
	Avomark                          1,201.3%
	OCNJ                                83.5%

As of December 31, 2001, OCNJ was below the required ratio. The 2001 authorized control level of capital, as calculated by the Risk-Based
Capital model, approximately doubled from previous years. The model assumes that OCNJ's unusually high underwriting expense ratio in 2001 continues in the future, therefore assuming an increase in underwriting risk. The unusually high underwriting expense ratio in 2001 related to the accrual of the $40.6 million transfer fee in the New Jersey private passenger auto transaction. In addition, the ratio was impacted by a temporary reduction in statutory surplus, which is the adjusted capital component of the Risk-Based Capital calculation. Statutory surplus, as of December 31, 2001, was negatively impacted by the temporary inability to recognize a deferred tax asset related to the New Jersey private passenger auto transfer fee due to statutory accounting limitations. The Corporation believes that as the OCNJ business transfers and as the transfer fee is paid in 2002 the ratio will improve, but the amount and timing of the improvement cannot be determined with certainty. The failure of OCNJ to meet the required ratio would give the regulators the right to take action against OCNJ, including requiring the Company to contribute capital into OCNJ. The Corporation does not anticipate that further regulatory action will be taken as long as the ratio shows continuing improvement.

The Corporation has notified the state regulators for OCNJ of the temporary nature of the Risk-Based Capital ratio at a level that is below acceptable standards. The regulators will periodically review the financial results of OCNJ until the temporary items reverse and the ratio is at an acceptable level.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the former Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new principles provide guidance for areas where statutory accounting had been silent and changed former statutory accounting in some areas. The Group implemented the Codification guidance effective January 1, 2001. The cumulative effect of adopting Codification reduced statutory policyholders' surplus by $21.7 million on January 1, 2001.

	Regulations on Dividends

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. This regulation allows dividends to equal the greater of (1) 10% of policyholders' surplus or (2) 100% of the insurer's net income, each determined as of the preceding year end, without prior approval of the insurance department.

Item 1. Continued

Dividend payments to the Corporation from the Company are limited to approximately $156.5 million during 2002 without restriction or prior approval of the Ohio insurance department based on 100% of the Company's net income for the year ending December 31, 2001.

The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the operating leverage of an insurance company and indicates the ability of Ohio Casualty's insurance subsidiaries to grow by writing additional business. The ratio of premiums written to statutory surplus for the Corporation's insurance subsidiaries was 1.9 to 1 at December 31, 2001. The ratio was 1.9 to 1 in 2000 and 1.8 to 1 in 1999.

	Employees

At December 31, 2001, the Company had approximately 3,365 employees of which approximately 1,430 were located in the Fairfield and Hamilton, Ohio offices.

	Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. In June 1999, the FASB issued SFAS 137 which deferred the effective date of adoption of SFAS 133 for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). The adoption of SFAS 133 has had an immaterial impact on the financial results of the Corporation.

In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations. The Corporation's only current intangible asset, agent relationships, is reported on the balance sheet in accordance with the standards and is being amortized over its useful life. The agent relationships intangible asset is also evaluated periodically for possible impairment.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Corporation). The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations.

Item 2. Properties

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio.


Item 3. Legal Proceedings

There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 11 of this Form 10-K.


Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted during the fourth quarter of the Corporation's 2001 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.

Item 4. Continued

		    Executive Officers of the Registrant

The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation's Proxy
Statement:


				     Position with Company and/or
				 Principal Occupation or Employment
Name                    Age            During Last Five Years
----                    ---            -----------------------
<S.
John E. Bade, Jr.        47    Senior Vice President of the Corporation's
			       insurance subsidiaries since February 2000.
			       Mr. Bade served as Vice President of the
			       Corporation's insurance subsidiaries from
			       January 1997 through January 2000.

Debra K. Crane           44    Senior Vice President and General Counsel
			       of the Corporation since September 2000 and
			       Senior Vice President of the Corporation's
			       subsidiaries since April 2000.  Ms. Crane
			       served as Vice President of the Corporation's
			       subsidiaries from May 1999 through March 2000
			       and as Assistant Treasurer of the Corporation's
			       subsidiaries from February 1996 through April
			       1999.

Ralph G. Goode           56    Senior Vice President of the Corporation's
			       insurance subsidiaries since December 1998.
			       Mr. Goode served as Vice President of the
			       Corporation's insurance subsidiaries from October
			       1995 through November 1998.

John S. Kellington       40    Chief Technology Officer of the Corporation's
			       insurance subsidiaries since April 2001.  Mr.
			       Kellington served as Chief Architect and
			       Principal, National Insurance Practice of IBM
			       Global Services from 1996 to April 2001.

Richard B. Kelly         47    Senior Vice President of the Corporation's
			       insurance subsidiaries since February 2000.
			       Mr. Kelly served as Vice President of the
			       Corporation's insurance subsidiaries from
			       November 1996 through January 2000.

Donald F. McKee          55    Chief Financial Officer of the Corporation
			       and its insurance subsidiaries since September
			       2001. Mr. McKee served as Chief Financial
			       Officer and Senior Vice President, Titan
			       Technology Partners from 2000 to 2001 and
			       as Chief Investment Officer, The Capstone
			       Group, LLC from 1997 to 2000.  Mr. McKee also
			       served as Senior Vice President, Information
			       Systems and Chief Financial Officer, Integon
			       Corporation from 1995 to 1997.

Thomas E. Schadler       51    Chief Actuary of the Corporation's insurance
			       subsidiaries since April 2001.  Mr. Schadler
			       served as Vice President and Chief Actuary of
			       Grange Insurance Company from September 1997
			       to April 2001 and as Vice President and Chief
			       Actuary of Shelby/Anthem/Vesta Companies from
			       September 1988 to September 1997.

				   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
	Matters

(a) The Corporation's common shares, par value $.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. On February 28, 2002, the Corporation's common shares were held by 5,644 shareholders of record.

(b) The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last three most recent fiscal years:

		      High/Low Market Price Per Share
	      (in dollars, adjusted for 1999 stock split)
	Quarter           1st     2nd     3rd     4th
	2001 High       11.63   13.38   14.30   16.05
	      Low        8.38    8.47   10.93   12.43

	2000 High       17.87   17.12   10.56   10.25
	      Low       11.06   10.94    6.34    6.50

	1999 High       21.69   20.03   18.56   17.00
	      Low       19.03   17.81   15.06   15.06

(c) The following table shows the cash dividends paid by the Corporation to the holders of its common shares for the three most recent fiscal years of the Corporation. The Corporation's Board of Directors discontinued the Corporation's regular quarterly dividend in February, 2001.

		    Quarterly Cash Dividends Per Share
		Quarter       1st     2nd     3rd     4th
		2001         $  -    $  -    $  -    $  -
		2000         $.23    $.12    $.12    $.12
		1999         $.23    $.23    $.23    $.23

A description of statutory restrictions on the ability of the Corporation's insurance company subsidiaries to transfer funds to the Corporation in the form of cash dividends and distributions, which may limit the ability of the Corporation to pay dividends to its shareholders, may be found in Item 14, Note 17, Statutory Accounting Information, in the Notes to the Consolidated Financial Statements on pages 59 and 60 of this Form 10-K.

Item 6.     Selected Financial Data

Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

(in millions, except per share data)              2001        2000        1999        1998
--------------------------------------------------------------------------------------------
Consolidated Operations
Income (loss) after taxes
   Operating income (loss)                      $(36.4)     $(77.7)     $  1.4      $ 73.6
   Realized investment gains (losses)            135.0        (1.5)      104.5         9.4
--------------------------------------------------------------------------------------------
   Income (loss) from continuing operations       98.6       (79.2)      105.9        83.0
   Discontinued operations                           -           -         4.3         1.9
   Gain on sale of discontinued operations           -           -         6.2           -
   Cumulative effect of accounting changes           -           -        (2.3)          -
--------------------------------------------------------------------------------------------
   Net income (loss)                              98.6       (79.2)      114.1        84.9
============================================================================================
Income (loss) after taxes per average share
     outstanding - basic*
   Operating income (loss)                       (0.61)      (1.29)       0.02        1.12
   Realized investment gains (losses)             2.25       (0.03)       1.71        0.14
   Discontinued operations                           -           -        0.07        0.03
   Gain on sale of discontinued operations           -           -        0.11           -
   Cumulative effect of accounting changes           -           -       (0.04)          -
--------------------------------------------------------------------------------------------
   Net income (loss)                              1.64       (1.32)       1.87        1.29
============================================================================================
   Average shares outstanding - basic*            60.1        60.1        61.1        65.8

Income (loss) after taxes per average share
     outstanding - diluted*
   Operating income (loss)                       (0.61)      (1.29)       0.02        1.12
   Realized investment gains (losses)             2.25       (0.03)       1.71        0.14
   Discontinued operations                           -           -        0.07        0.03
   Gain on sale of discontinued operations           -           -        0.11           -
   Cumulative effect of accounting changes           -           -       (0.04)          -
--------------------------------------------------------------------------------------------
   Net income (loss)                              1.64       (1.32)       1.87        1.29
============================================================================================
   Average shares outstanding -diluted*           60.2        60.1        61.1        65.9

   Total assets                                4,524.6     4,489.4     4,476.4     4,802.3
   Shareholders' equity                        1,080.0     1,116.6     1,151.0     1,321.0
   Book value per share*                         17.97       18.59       19.16       21.12
   Dividends paid per share*                         -        0.59        0.92        0.88
   Percent increase/decrease over previous    (100.0)%     (35.9)%         4.5%        4.8%

Property and Casualty Operations

   Net premiums written                        1,472.2     1,505.4     1,586.9     1,299.6
   Net premiums earned                         1,506.2     1,533.0     1,554.1     1,267.8
   GAAP underwriting loss before taxes          (253.8)     (312.8)     (184.2)      (74.1)

   Statutory loss ratio                           66.5%       72.8%       66.9%       63.7%
   Statutory loss adjustment expense ratio        13.4%       11.6%       10.7%        9.1%
   Statutory underwriting expense ratio           35.4%       34.8%       35.2%       34.4%
   Statutory combined ratio                      115.3%      119.2%      112.8%      107.2%

   Investment income before taxes                211.1       202.0       181.1       164.8
   Per average share outstanding*                 3.51        3.36        2.96        2.51

   Property and casualty reserves
      Unearned premiums                          666.7       696.4       725.2       668.4
      Losses                                   1,746.8     1,627.6     1,545.0     1,569.5
      Loss adjustment expense                    403.9       376.0       363.5       376.3

   Statutory policyholders' surplus              767.5       812.1       899.8     1,027.1

*Adjusted for 2 for 1 stock dividend effective July 22, 1999 (See Note 23)

				  23

Item 6.     Selected Financial Data

Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

(in millions, except per share data)              1997        1996        1995        1994
--------------------------------------------------------------------------------------------
Consolidated Operations
Income (loss) after taxes
   Operating income (loss)                      $ 97.4      $ 64.9      $ 91.4      $ 77.1
   Realized investment gains (losses)             33.0        32.3         4.0        14.2
--------------------------------------------------------------------------------------------
   Income (loss) from continuing operations      130.4        97.2        95.4        91.3
   Discontinued operations                         8.7         5.3         4.3         5.9
   Gain on sale of discontinued operations           -           -           -           -
   Cumulative effect of accounting changes           -           -           -        (0.3)
--------------------------------------------------------------------------------------------
   Net income (loss)                             139.1       102.5        99.7        96.9
============================================================================================
Income (loss) after taxes per average share
    outstanding - basic*
   Operating income (loss)                        1.42        0.93        1.28        1.07
   Realized investment gains (losses)             0.48        0.46        0.05        0.20
   Discontinued operations                        0.13        0.07        0.06        0.08
   Gain on sale of discontinued operations           -           -           -           -
   Cumulative effect of accounting changes           -           -           -           -
--------------------------------------------------------------------------------------------
   Net income (loss)                              2.03        1.46        1.39        1.35
============================================================================================
   Average shares outstanding - basic*            68.5        70.4        71.5        72.0

Income (loss) after taxes per average share
     outstanding - diluted*
   Operating income (loss)                        1.42        0.93        1.28        1.07
   Realized investment gains (losses)             0.48        0.46        0.05        0.20
   Discontinued operations                        0.13        0.07        0.06        0.08
   Gain on sale of discontinued operations           -           -           -           -
   Cumulative effect of accounting changes           -           -           -           -
--------------------------------------------------------------------------------------------
   Net income (loss)                              2.03        1.46        1.39        1.35
============================================================================================
   Average shares outstanding -diluted*           68.5        70.5        71.5        72.0

   Total assets                                3,778.8     3,890.0     3,980.1     3,739.0
   Shareholders' equity                        1,314.8     1,175.1     1,111.0       850.8
   Book value per share*                         19.56       16.72       15.69       11.82
   Dividends paid per share*                      0.84        0.80        0.76        0.73
   Percent increase/decrease over previous         5.0%        5.3%        4.1%        2.8%

Property and Casualty Operations

   Net premiums written                        1,207.6     1,209.0     1,250.6     1,286.4
   Net premiums earned                         1,204.3     1,223.4     1,264.6     1,297.7
   GAAP underwriting loss before taxes           (49.6)     (112.2)      (68.8)      (92.9)

   Statutory loss ratio                           62.7%       66.5%       61.2%       61.6%
   Statutory loss adjustment expense ratio         9.4%        9.7%       10.2%       10.0%
   Statutory underwriting expense ratio           33.2%       33.3%       32.6%       32.2%
   Statutory combined ratio                      105.3%      109.5%      104.0%      103.8%

   Investment income before taxes                172.4       179.4       184.6       183.8
   Per average share outstanding*                 2.52        2.54        2.58        2.55

   Property and casualty reserves
      Unearned premiums                          494.9       491.4       505.8       517.8
      Losses                                   1,174.5     1,215.8     1,268.1     1,303.6
      Loss adjustment expense                    307.2       331.8       356.1       367.3

   Statutory policyholders' surplus            1,109.5       984.9       876.9       660.0



Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

								      10-Year Compound
(in millions, except per share data)              1993        1992      Annual Growth
--------------------------------------------------------------------------------------
Consolidated Operations
Income (loss) after taxes
   Operating income (loss)                      $ 51.5      $ 57.8              -
   Realized investment gains (losses)             28.7        35.1           30.3%
   Income (loss) from continuing operations       80.2        92.9           (1.3)%
   Discontinued operations                         6.8         4.1         (100.0)%
   Gain on sale of discontinued operations           -           -             -
   Cumulative effect of accounting changes           -         1.5             -
--------------------------------------------------------------------------------------
   Net income (loss)                              87.0        98.5           (1.2)%
======================================================================================
Income (loss) after taxes per average share
     outstanding - basic*
   Operating income (loss)                        0.72        0.80             -
   Realized investment gains (losses)             0.40        0.49            32.0%
   Discontinued operations                        0.09        0.06          (100.0)%
   Gain on sale of discontinued operations           -           -              -
   Cumulative effect of accounting changes           -        0.02              -
--------------------------------------------------------------------------------------
   Net income (loss)                              1.21        1.37             0.9%
======================================================================================
   Average shares outstanding - basic*            72.0        72.0            (1.7)%

Income (loss) after taxes per average share
     outstanding - diluted*
   Operating income (loss)                        0.72        0.80              -
   Realized investment gains (losses)             0.40        0.49            32.0%
   Discontinued operations                        0.09        0.06          (100.0)%
   Gain on sale of discontinued operations           -           -              -
   Cumulative effect of accounting changes           -        0.02              -
--------------------------------------------------------------------------------------
   Net income (loss)                              1.21        1.37             0.9%
======================================================================================
   Average shares outstanding -diluted*           72.0        72.0            (1.7)%

   Total assets                                3,816.8     3,760.7             2.5%
   Shareholders' equity                          862.3       825.2             6.9%
   Book value per share*                         11.97       11.72             5.2%
   Dividends paid per share*                      0.71        0.67          (100.0)%
   Percent increase/decrease over previous         6.0%        8.1%             -

Property and Casualty Operations

   Net premiums written                        1,306.0     1,508.5            (0.1)%
   Net premiums earned                         1,379.4     1,517.6             0.2%
   GAAP underwriting loss before taxes          (147.3)     (130.8)           13.0%

   Statutory loss ratio                           64.9%       63.7%
   Statutory loss adjustment expense ratio        11.8%       10.8%
   Statutory underwriting expense ratio           33.6%       33.5%
   Statutory combined ratio                      110.3%      108.0%

   Investment income before taxes                190.4       194.6             1.0%
   Per average share outstanding*                 2.64        2.70             2.8%

   Property and casualty reserves
      Unearned premiums                          529.6       596.1             1.0%
      Losses                                   1,378.0     1,309.2             3.7%
      Loss adjustment expense                    390.6       364.0             1.4%

   Statutory policyholders' surplus              713.6       674.2             1.8%

*Adjusted for 2 for 1 stock dividend effective July 22, 1999 (See Note 23)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



   OVERVIEW

In June of 2001, a new Corporate Strategic Plan ("Plan") was announced. The Plan introduced an organization structured around three business units:
Standard Commercial Lines, Specialty Commercial Lines, and Personal Lines and established measurable financial targets for each business unit and the Group. During 2001, certain operating results of the Corporation improved. The improvements were a result of renewal price increases, more favorable underwriting results and aggressive expense management. The year also included the tragic events of September 11, 2001, which had an impact on 2001.



   RESULTS OF OPERATIONS

Net Income

The Corporation reported after-tax net income of $98.6 million, or $1.64 per share for the year 2001, compared with a net loss of $79.2 million, or $1.32 per share in 2000, and net income of $114.1 million, or $1.87 per share in 1999.

Operating Results

For the year 2001, the Corporation reported a net operating loss(1) of $36.4 million, or $.61 per share. Excluding a one-time after-tax charge of $26.8 million, or $.45 per share, for the transfer of the renewal obligation of New Jersey private passenger auto business, the after-tax operating loss for the twelve months ending December 31, 2001, was $9.6 million, or $.16 per share, compared with an operating loss of $77.7 million, or $1.29 per share in 2000, and operating income of $1.4 million, or $.02 per share in 1999. Also contributing to the 2001 operating loss were the effects of additions to the Group's asbestos reserves and the impact of an early retirement plan. The 2000 operating loss included the adverse effects of write-offs to the agent relationships intangible asset relating to the 1998 acquisition of the Great American Insurance Company's ("GAI") commercial lines division, the impact of inadequate pricing and the negative effects of premium cessions on experience rated reinsurance contracts. Positively impacting 2000 results was the settlement of the California Proposition 103 liability.

In the fourth quarter of 2001, a member of the Group, Ohio Casualty of New Jersey, Inc. ("OCNJ"), entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey. The transaction will allow the Group to stop writing business in the New Jersey private passenger auto market in early 2002. In recent years, the market in New Jersey private passenger auto has become more unstable due to the inability to control either the volume of writings or the profitability. Under the terms of the transaction, the Group member, OCNJ, will pay $40.6 million to a third party to transfer its renewal obligations. The $40.6 million amount was taken as a charge in the fourth quarter of 2001 and will be paid out over the course of twelve months beginning in early 2002. OCNJ may also have a contingent liability of up to $15.6 million to be paid to the transferee company to maintain a maximum premiums-to-surplus ratio of
2.5 to 1

				     25
  (1) Operating income (loss) differs from net income by the exclusion of realized investment gains (losses). It is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States.

Item 7. Continued

on the transferred business during the next three years. At December 31, 2001, it is not possible to determine the likelihood of the liability and, therefore, it has not been recognized in the financial statements. The transaction is expected to positively impact operating results beginning in 2002.

The 2001 results were also impacted by additions to the Group's asbestos reserves and an early retirement charge. During 2001, loss and loss adjustment expense reserves were strengthened by $10.5 million after-tax for asbestos related claims development. Also in 2001, the Corporation adopted an early retirement plan. Of the approximately 330 employees eligible to retire under the program, 147 accepted. The early retirement plan resulted in a one-time after-tax charge of $4.0 million for the year.

The events of September 11, 2001 had an impact on the results of operations for the year. The Group incurred before-tax losses of $3.0 million. This loss has not reached any reinsurance limits for the Group. The $3.0 million represents the Group's best estimate of total losses, which could ultimately exceed the amount estimated. Based upon year-end 2001 analysis of the financial strength of reinsurers, the Group believes any potential future increases in this estimate covered under its reinsurance programs would be collectible.

In the first quarter of 2000, the Group made the decision to discontinue its relationship with all of its Managing General Agents. The business written by the Managing General Agents was acquired in the 1998 purchase of the GAI commercial lines division. The result of the decision was a before-tax write-off of $42.2 million to the agent relationships intangible asset, which was recorded on the balance sheet in connection with the GAI purchase. The asset was also written off in 2000 by $3.8 million as a result of additional agent cancellations for a total write-off of $46.0 million for the year. In 2001, the Corporation further wrote off the agent relationships asset by $11.0 million as a result of additional agency cancellations and for certain agents determined to be impaired. The impairment analysis is a critical accounting policy and was based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The determination of impairment involves the use of management estimates and assumptions.
Due to the inherent uncertainties and judgments involved in making these assumptions, changes in the valuation of the agent relationship asset could again occur in the future if the underlying estimates change materially.

The 2000 operating loss was also impacted negatively by $23.2 million before tax for ceded premiums on certain experience rated reinsurance contracts covering losses exceeding $1.0 million. The 1999 operating income was impacted by $13.0 million before tax for similar premium cessions. The premium cessions reflect changes in estimated loss experience, and have resulted in the maximum premium cessions under these contracts for business written through year 2000.

Investment Results

Consolidated after-tax realized investment gains (losses) amounted to $135.0 million, or $2.25 per share in 2001, $(1.5) million, or $(.03) per share in 2000, and $104.5 million, or $1.71 per share in 1999. The 2001 realized gains included the effects of the Group's partial reallocation of its equity portfolio to fixed income holdings. Significant appreciation in the equities, as part of the reallocation, contributed to the realized gains in 2001. The 2001 realized gains included a non-recurring tax benefit of $16.1 million related to the sale of a minority interest in stock of OCNJ. Contributing to the 1999 realized investment gains were gains from a reallocation of the Group's investment portfolio during the second quarter. The Corporation completed the reallocation by selling approximately $200 million in equity securities, resulting in after-tax realized gains of approximately $94 million.

Item 7. Continued

The Corporation's largest assets are its investments and, therefore, the related accounting policies are considered critical. See further discussion of important investment accounting policies in Note 1C. The Corporation reviews its investment portfolio quarterly to determine if any securities have sustained other than temporary decline in market value.
Any loss on a security determined to be impaired is recognized as a realized loss in the current period. The after-tax realized gain (loss) was impacted by the write-down of securities for other than temporary declines in market value by $7.8 million in 2001, $10.9 million in 2000 and $5.3 million in 1999.

Consolidated before-tax investment income increased 3.6% to $212.4 million in 2001, compared with $205.1 million in 2000 and $184.3 million in 1999. The increases in investment income can be attributed to the equity portfolio reallocations in 1999 and 2001. The reallocations in the investment portfolio reduced equity securities and increased investment grade securities. Also contributing to the increase in before-tax investment income was the reallocation of investments from tax exempt municipal bonds to taxable bonds. After-tax investment income totaled $141.3 million in 2001, compared with $140.3 million in 2000 and $138.0 million in 1999. Before-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax-advantaged investment income.

Reinsurance Results

The Group has renewed all of its reinsurance programs for 2002 with only moderate changes in the program structure and pricing. Although the terrorist events of September 11, 2001 had a significant impact on the reinsurance market, the Group's reinsurance contracts do include coverage for acts of terrorism. Instead of being unlimited as in the past, terrorism coverage in the 2002 contracts has been modified to exclude or limit coverage for certain upper layers of reinsurance. The Corporation believes that the terrorism coverage in its reinsurance programs is adequate to protect its financial health. The pricing of reinsurance in 2002 increased only moderately from prior years due to the tragic events of September 11, 2001 and from other changes in the reinsurance market.

Internally Developed Software

In 2001, the Corporation introduced into limited production a new internally developed application for issuing and maintaining insurance policies. The Corporation capitalizes costs incurred to develop certain software used in the Corporation's operations. The cost associated with this application is amortized on a straight-line basis over the estimated
useful life of ten years from the date placed into service.   Upon full
implementation in 2003, the new application should impact results by approximately $4 to $5 million per year in amortization expense until 2012. Although management believes the asset represents its fair value, the useful life of the internally developed software was determined by using certain assumptions and estimates. Inherent changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income.

Discontinued Operations

During 1995, the Corporation's life operations were discontinued. In order to exit the life operations, the Company executed an agreement in 1995 to reinsure the existing blocks of business through a 100% coinsurance arrangement.

Item 7. Continued

On December 31, 1999, the Company sold 100% of The Ohio Life Insurance Company stock, thereby transferring all remaining assets and liabilities to the buyer. The after-tax gain on this sale totaled $6.2 million, or $.11 per share.

Net income from discontinued operations amounted to $4.3 million, or $.07 per share in 1999.

Statutory Results

Management uses statutory financial criteria to analyze the property and casualty results. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. A discussion of the differences between statutory accounting and accounting principles generally accepted in the United States is included in Note 17.

All Lines Discussion

Statutory net premiums written decreased $33.2 million in 2001 to $1.47 billion. Net premiums written totaled $1.51 billion in 2000 and $1.59 billion in 1999. The net premiums written decrease in 2001 and 2000 can be attributed primarily to a more selective underwriting philosophy that led to the elimination and cancellation of certain business. Actions taken in 2000 to cancel the Managing General Agents and the Group's most unprofitable agents and policies represented over $150 million in annual net premiums written.

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated net premiums written for the Group's five largest states:


ALL LINES NET PREMIUMS WRITTEN
DISTRIBUTED BY TOP STATES

		      2001    2000    1999
		      ----    ----    ----
New Jersey           17.4%   14.9%   15.8%
Ohio                  9.8%    9.7%    9.6%
Kentucky              7.9%    8.5%    8.7%
Pennsylvania          6.8%    6.2%    6.2%
Illinois              5.1%    5.2%    5.1%

New Jersey is the Group's largest state with 17.4% of the total net premiums written during 2001. In recent years, New Jersey's legislative and regulatory environments have become less favorable to the Group. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile. In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance Insurance Company. This transaction will allow the Group to stop writing business in the New Jersey private passenger auto and personal umbrella markets in early 2002. New Jersey private passenger auto and personal umbrella made up 46.9% of the Group's New Jersey net premiums written in 2001. Excluding the Group's New Jersey private passenger auto and personal umbrella net premiums written, New Jersey would have represented 10.1% of the total all lines net premiums written in 2001. The Group expects to continue writing all of its other lines of business in the state.

Item 7. Continued

Excluding the $40.6 million, or 2.7 point impact of the New Jersey renewal obligation transfer fee, the statutory combined ratio improved 6.6 points to 112.6% in 2001, compared with 119.2% in 2000 and 112.8% in 1999. The improvement in the statutory combined ratio in 2001 over 2000 was due to improvement in the Standard Commercial Lines statutory loss ratio and all lines statutory underwriting expense ratio when excluding the $40.6 million New Jersey transfer fee. The 2001 Standard Commercial Lines statutory loss ratio improved to 64.5% from 78.6% in 2000. The 2000 statutory combined ratio was impacted adversely by increases in the loss and loss adjustment expense ratios. The 2000 loss ratio was impacted by adverse development in the workers' compensation and general liability lines of business for 1999 and prior accident years. The workers' compensation line of business added
6.8 points to the overall 2000 loss ratio.

The 2001 all lines statutory accident year combined ratio excluding the New Jersey transfer fee was 108.8%, 3.8 points lower than the calendar year results. The loss and loss adjustment expense ("LAE") ratio component of the all lines statutory accident year combined ratio measures losses and claims expenses arising from insured events during the year. The loss and LAE ratio component of the all lines statutory calendar year combined ratio includes loss and LAE payments made during the current year and changes in the provision for future loss and LAE payments. The difference between the statutory accident year and calendar year combined ratios is concentrated in the workers' compensation, homeowners and general liability lines of business.

At year-end 2000, the Group reallocated its carried bulk reserves in anticipation of Statement of Statutory Accounting Principles No. 55 under Statutory Accounting Codification, which requires that companies carry their best estimate of loss reserves for each line of business, while previous requirements focused on the overall reserves. The reallocation did not affect the all lines calendar year 2000 statutory combined ratio and did not have a material impact on most lines of business other than
workers' compensation and general liability.   The reallocation added 9.6
points to the workers' compensation statutory combined ratio and reduced the general liability statutory combined ratio by 4.7 points.

Catastrophe losses in 2001 totaled $34.6 million, compared with $36.2 million in 2000 and $52.2 million in 1999. The Group was impacted by 19 separate catastrophes in 2001, compared with 24 catastrophes in 2000 and 27 in 1999. Catastrophe losses added 2.3 points to the statutory combined ratio in 2001, compared with 2.4 points in 2000 and 3.4 points in 1999.
The 2001 catastrophes included the losses from the events of September 11, 2001. The Group incurred before-tax losses of $3.0 million related to the terrorist activities. The 1999 catastrophes included tornadoes in the greater Cincinnati and Oklahoma City areas as well as damage from Hurricane Floyd. The effects of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance.

Catastrophe losses, net of reinsurance, for each of the last three years were:

Catastrophe Losses
(before-tax)
		Statutory Combined
	Dollar Impact         Ratio Impact
	-------------         ------------
2001    $34.6 million              2.3%
2000    $36.2 million              2.4%
1999    $52.2 million              3.4%

Item 7. Continued

Statutory underwriting expenses, as a percentage of net premiums written, increased by .6 points in 2001 to 35.4%, compared with 34.8% in 2000 and 35.2% in 1999. The 2001 statutory underwriting expense ratio includes 2.7 points from the $40.6 million charge for the New Jersey transfer.
Excluding the New Jersey transfer fee, the improvement in the 2001 statutory underwriting expense ratio was the result of actions to lower commissions, eliminate workers' compensation policyholder dividends and decrease the employee count. The actions to lower commissions to current market levels for selected product lines improved the 2001 underwriting expense ratio .5 points. The actions to eliminate workers' compensation policyholders dividends on new and renewal business and changes in reserves for dividends of issued policies improved the 2001 underwriting ratio .7 points. The reduction in employee count during 2001 improved the 2001 underwriting ratio by .6 points. The employee count was 3,365 as of December 31, 2001, compared with 3,470 at December 31, 2000 and 3,889 at December 31, 1999. The 2001 statutory underwriting expenses also included $.5 million of software amortization related to the limited rollout of a new internally developed software application. On a statutory accounting basis, the new application is being amortized over a five-year period in accordance with statutory accounting principles. For year 2002, the Group will continue the rollout of the new application and expects the impact to statutory expenses to be approximately $2 million to $3 million in amortization. Upon full implementation in 2003, the new application amortization should impact the statutory expenses by approximately $8 to $10 million per year through 2007. The additional cost is expected to be offset in part by reduced labor costs related to policy processing.

Segment Discussion

In June of 2001, the Corporation introduced an organizational structure around three business units: Standard Commercial Lines, Specialty Commercial Lines, and Personal Lines. The Corporation also announced projected 2001 statutory combined ratios for the three business units.

Standard Commercial Lines

Standard Commercial Lines statutory combined ratio for the year 2001 decreased 13.8 points to 116.2% from 130.0% in 2000. The 1999 statutory combined ratio was 122.6%. The 2001 actual statutory combined ratio results were slightly better than the 2001 projected Standard Commercial Lines statutory combined ratio of 117.0%. Renewal price increases had a positive impact during the year. The 2001 average renewal price increase(2) was 15.2% for the Standard Commercial Lines direct premiums written, compared with a 9.9% average renewal price increase in 2000.

The workers' compensation line of business in the Standard Commercial Lines segment impacted the year's results. Although overall results improved in 2001, continued deterioration in the workers' compensation line of business in 2001 led to disappointing results for the line.

Workers' compensation statutory combined ratio decreased 27.0 points in 2001 to 138.6%, compared with 165.6% and 117.5% for 2000 and 1999, respectively. The statutory loss ratio was the main component driving the high statutory combined ratio. The 2001 statutory loss ratio was

  (2) When used in this report, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

Item 7. Continued

95.8%, compared with 118.8% and 71.9% in 2000 and 1999, respectively. Deterioration in prior year losses due to an increase in claims severity contributed to the poor 2001 results. The 2001 accident year loss ratio of 81.8% was 14.0 points lower than the calendar year loss ratio. The poor results in the workers' compensation line of business in 2000 added 6.8 points to the all lines statutory loss ratio, when including the year-end reserve reallocation mentioned in the All Lines Discussion section.

In response to the deterioration of results, the Group took action in 2000 to begin non-renewing its most unprofitable workers' compensation policies. This business has a loss ratio approximately 10 points higher than the total workers' compensation line of business and is referred to as unsupported workers' compensation as it is the only product in the customer's account. As mentioned in the Operating Results section, the Group also took action to discontinue its relationship with Managing General Agents. These Managing General Agents accounted for $29.0 million in annual workers' compensation premium. These non-renewals and cancellations contributed to a 20.0%, or $37.2 million, decrease in 2001 workers' compensation net premiums written, and a 3.1%, or $5.9 million, decrease in 2000 workers' compensation net premiums written. The Group was able to achieve average renewal price increases for the workers' compensation business of 16.6% and 12.4% for 2001 and 2000, respectively. Net premiums written for 2001, 2000 and 1999 totaled $148.6 million, $185.8 million and $191.7 million, respectively.

Commercial auto net premiums written increased $8.0 million, or 4.5% in 2001 to $186.7 million, compared with $178.7 million in 2000 and $175.5 million in 1999. The 2001 increase was driven by renewal price increases, averaging 15.5% on the commercial auto line of business.

The 2001 commercial auto statutory combined ratio decreased to 107.6%, from 121.5% in 2000 and 117.1% in 1999. The improvement in 2001 was largely due to better underwriting and risk selection and the effect of renewal price increases. 2000 was hindered by increased severity combined with inadequate pricing.

Commercial multi-peril ("CMP"), fire & inland marine net premiums written were $275.2 million in 2001, compared with $276.5 million in 2000 and $271.1 million in 1999. The statutory combined ratio decreased to 106.4% in 2001 from 111.1% in 2000 and 127.2% in 1999. The improvement in the line has been a result of implementing renewal price increases and more selective underwriting.

General liability net premiums written decreased $1.6 million, or 2.0% in 2001 to $79.0 million, compared with $80.7 million in 2000 and $82.5 million in 1999. The 2001 and 2000 decreases reflected the Group's focus on fundamental underwriting strategies.

The general liability statutory combined ratio decreased 6.1 points in 2001 to 120.8%, compared with 126.9% in 2000 and 130.8% in 1999. While improvement in underwriting is being shown, the higher than desired loss ratios are attributable to adverse development on prior accident years.
The accident year statutory combined ratio for 2001 was 106.8%. The difference between the accident and calendar year results is primarily due to increases in asbestos reserves in 2001 for further development on existing claims outstanding.

Item 7. Continued

Statutory Combined Ratios (by business unit, including selected major lines of business)

				     2001           2000           1999
========================================================================
Standard Commercial Lines           116.2%         130.0%         122.6%
   Workers' Compensation            138.6%         165.6%         117.5%
   Auto Commercial                  107.6%         121.5%         117.1%
   General Liability                120.8%         126.9%         130.8%
   CMP, Fire & Inland Marine        106.4%         111.1%         127.2%

Specialty Commercial Lines           90.8%          79.8%          50.7%
   Commercial Umbrella               93.6%          81.9%          33.5%
   Fidelity & Surety                 76.8%          70.7%          75.9%

Personal Lines                      119.2%         113.5%         112.2%
   Auto - Agency                    118.2%         110.4%         106.3%
   Auto  - Direct                   155.2%         167.9%         208.4%
   Homeowners                       120.5%         119.6%         124.1%
------------------------------------------------------------------------
      Total All Lines               115.3%         119.2%         112.8%
========================================================================

Specialty Commercial Lines

Specialty Commercial Lines statutory combined ratio for the year 2001 was 90.8%, compared with the 2001 projected statutory combined ratio of 88.9%. The statutory combined ratio was 79.8% and 50.7% for 2000 and 1999, respectively.

The fidelity & surety line of business in the Specialty Commercial Lines contributed to the favorable results for the segment. Fidelity & surety net premiums written increased $1.1 million, or 3.0% in 2001 to $38.7 million, compared with $37.6 million in 2000 and $37.7 million in 1999.
The statutory combined ratio was 76.8% in 2001, compared with 70.7% in 2000 and 75.9% in 1999.

Commercial umbrella net premiums written increased $26.6 million, or 40.5% in 2001 to $92.2 million, compared with $65.6 million in 2000 and $62.8 million in 1999. The 2001 increase was primarily generated by renewal price increases implemented in 2001 and 2000. The average renewal price
increase in 2001 was 20.3%, compared with 8.9% in 2000.   The 2001
statutory combined ratio was 93.6%, compared with 81.9% in 2000 and 33.5% in 1999. Although the combined ratio increased, the results are still profitable for the Group.

Personal Lines

The Personal Lines statutory combined ratio for the year 2001 increased 5.7 points to 119.2% in 2001, compared with 113.5% in 2000 and 112.2% in 1999.
Excluding the $40.6 million fee related to the New Jersey personal auto transaction, the 2001 statutory combined ratio was 112.9%, a decrease of .6 points from 2000. Excluding the New Jersey transfer fee, the actual 2001 statutory combined ratio was 1.4 points better than the projected 2001 statutory combined ratio of 113.7%.

Private passenger auto - agency net premiums written decreased $10.9 million, or 2.4% to $444.4 million in 2001, compared with $455.3 million in 2000 and $526.5 million in 1999. Selective underwriting and agency cancellations contributed to the decline in premiums in 2001. New Jersey's private passenger auto net premiums written represented approximately 27% of the

Item 7. Continued

Group's total private passenger auto book of business in 2001. New Jersey regulation mandates private passenger automobile insurers in the state to provide insurance to all eligible consumers with limited exceptions. This "take-all-comers" regulation eliminates the Group's ability to control the volume and selection of writings in the state. The statutory combined ratio was 109.1%, excluding the fee related to the transfer of the New Jersey personal auto book in 2001, compared with 110.4% in 2000 and 106.3% in 1999. Poor underwriting results in New Jersey was the primary cause of the poor performance in 2001. The New Jersey results added 4.5 points to the 2001 private passenger auto-agency statutory loss ratio. New Jersey results were driven by regulatory restraints in the state which restrict the insurers' ability to raise rates. In addition, the New Jersey State Senate passed an auto insurance reform bill effective in 1999 that mandated a 15% rate reduction for personal auto policies. This reform bill was based on legal reform intended to provide a reduction in medical expense benefits, limitations on lawsuits and enhanced fraud protection. While the rate reduction was immediate, many of the reforms have not yet been implemented, resulting in inadequate rate levels for the Group.

The state of New Jersey also requires additional assessments to be paid by insurers and requires insurance companies to write a portion of their business in high risk areas. New Jersey requires assessments to be paid for the New Jersey Unsatisfied Claim and Judgement Fund ("UCJF"). This assessment is based upon estimated future direct premiums written in that state. The Group paid assessments of $4.7 million in 2001, $3.3 million in 2000 and $3.4 million in 1999. Since 1999, New Jersey has also required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones ("UEZ"). These zones are generally higher risk urban areas. The Group is required to write one policy in UEZ for every seven policies written outside UEZ. The Group is assigned premiums if it does not write the required quota. In 2001, the Group wrote $8.1 million in UEZ premiums, with $4.3 million in additional assigned premiums in 2001, compared with $6.5 million in UEZ premiums and $4.9 million in additional assigned premiums in 2000. In 1999, the Group wrote $5.7 million in UEZ premiums, with $6.7 million in additional assigned premiums in 1999. The loss ratios on UEZ premiums were 159.3%, 146.3% and 132.1% for 2001, 2000 and 1999, respectively. The loss ratios on the assigned business were 219.6%, 198.5% and 142.9% for 2001, 2000 and 1999, respectively.

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group announced in the fourth quarter of 2001 the transaction to allow the Group to stop writing business in early 2002 in the private passenger auto market in New Jersey. The transaction, described in the Operating Results section, is expected to positively impact private passenger auto results beginning in 2002.

The Group is implementing price increases in other states, claims management procedures and insurance scoring to improve results. The Group began to rollout insurance scoring in selected states in 2001 and expects this to help improve results by matching prices more closely with anticipated loss experience.

The Group began direct marketing of personal auto coverage in January 1998. In 2000, the Corporation first restructured its private passenger auto - direct operations with an Internet-only strategy, and later discontinued the private passenger auto - direct line of business in the fourth quarter. The line was discontinued in order to focus on the independent agency system as the distribution channel for the Group. As a result of the restructuring, net premiums written dropped from $10.7 million in 2000 to $6.8 million in 2001. The Group wrote $17.1 million of net premiums in 1999. Statutory combined ratios were 155.2%, 167.9% and 208.4% for 2001, 2000 and 1999,

Item 7. Continued

respectively. The 2001 underwriting expense ratio included $2.0 million, or 29.3 points, in expenses for fees for the removal of certain obligations related to assigned private passenger auto policies in New York.

Although the Group discontinued the private passenger auto - direct line, the Group remains committed to expanding its Internet capabilities that focus on full service options for our agents and convenience options for our policyholders.

Homeowners net premiums written fell 6.5% in 2001 to $162.0 million from $173.2 million in 2000 and $181.9 million in 1999. The Group has placed emphasis on price increases, insurance scoring and agency management. The company introduced an Insurance-To-Value program in 2000 which addressed underinsured homeowner properties and emphasized adequate replacement cost values.

The 2001 homeowners statutory combined ratio increased .9 points to 120.5%. This compares with a statutory combined ratio of 119.6% in 2000 and 124.1% in 1999. Combined ratios are heavily impacted by catastrophe losses which added 12.3 points to the combined ratio in 2001, 10.3 points in 2000 and
12.6 points in 1999.



	LIQUIDITY AND FINANCIAL STRENGTH

Cash Flow

Net cash generated from operations was $70.2 million in 2001, compared with cash generated of $99.6 million in 2000 and cash used of $137.7 million in 1999. The 2001 cash generated reflects the operating results and the reduction in paid losses and paid loss adjustment expenses. The change in 2000 is due in part to payment received in 2000 as part of the commutation of a reinsurance treaty in the fourth quarter of 1999 and a refund of prior year taxes paid. The 1999 cash used primarily resulted from lower operating results and taxes paid. Investing activities used net cash of $57.4 million in 2001, compared with net cash used of $103.5 million in 2000 and net cash generated of $108.1 million in 1999. Total cash used for financing activities was $10.6 million in 2001, compared with $56.0 million in 2000 and total cash used of $125.5 million in 1999. Cash used for financing decreased in 2001 was a result of the elimination of shareholder dividends. Cash used from financing decreased in 2000 from 1999 as a result of the reduction in shareholder dividends and the Corporation's decision not to repurchase any of its shares. Overall, total cash generated in 2001 was $2.2 million, compared with cash used of $59.9 million in 2000 and cash used of $155.0 million in 1999.

The Corporation did not pay any shareholder dividends in 2001, compared with dividend payments of $35.4 million in 2000 and $56.0 million in 1999. The Corporation did not pay shareholder dividends in 2001 as a result of the Corporation's decision to further strengthen the Corporation's financial position.

Item 7. Continued

Cash flow has also been impacted by our share repurchase program. Although the Corporation did not repurchase any shares of its common stock in 2001 or 2000, the Corporation did repurchase 2,478,000 shares for $46.1 million in 1999. Since the beginning of 1987, 31.7 million shares have been repurchased at an average cost of $14.10 per share.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. As of December 31, 2001, approximately $156.5 million of statutory surplus was not subject to restriction or prior dividend approval requirements.

The following table presents the Corporation's obligations (other than obligations relating to its ordinary insurance operations) to make future payments under contracts, such as debt and lease agreements:

($ in millions)                           Payments Due by Period
----------------------------------------------------------------------------
					    Less
					    than      1-3      4-5   After 5
Contractual Obligations          Total     1 year    years    years   years
-----------------------          -----     ------    -----    -----  -------
Notes payable                   $210.2     $205.6    $ 1.9    $1.3     $1.4
Operating leases                  13.7        5.7      8.0      -        -
New Jersey transfer fee           40.6       30.5     10.1      -        -
----------------------------------------------------------------------------
Total contractual cash
 obligations                    $264.5     $241.8    $10.0    $1.3     $1.4

Debt

As of December 31, 2001, the Corporation had $210.2 million of outstanding notes payable. Of the $210.2 million, $5.2 million is a long-term low interest loan with the state of Ohio used in conjunction with the home office purchase. The remaining $205.0 million is a current note payable under a 1997 credit facility that provided a $300.0 million revolving line of credit to the Corporation. On March 19, 2001, the Corporation elected to reduce the aggregate amount available under the revolving line of credit from $300.0 million to $250.0 million. The credit facility agreement contains financial covenants and provisions customary for such arrangements. The most restrictive covenants include a maximum permissible consolidated funded debt that cannot exceed 30% of consolidated tangible net worth (as defined in the agreement) and a minimum statutory surplus of $750.0 million. Effective March 30, 2001, the covenant was amended to require a minimum statutory surplus of $675.0 million for the quarters ending March 31, 2001 and June 30, 2001, returning to minimum statutory surplus of $750.0 million for subsequent quarters. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. As of December 31, 2001, the Corporation was in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation, or other changes in statutory surplus may lead to covenant violations which could ultimately result in default.

Item 7. Continued

The credit agreement expires in October 2002, with any outstanding loan balance due at that time. The Corporation is evaluating its capital requirements and is exploring ways to refinance its debt and increase its financial flexibility. The Corporation has taken steps to strengthen its financial position by aggressively managing expenses and first reducing quarterly dividends to shareholders and later eliminating the current quarterly dividend in the first quarter of 2001. The Corporation will be required to obtain additional external funding, either in the form of debt or equity, in order to repay the balance of its current notes payable, which comes due October 2002. While the Corporation believes that it should be able to obtain such external funding, the ability to raise such funding cannot be assured nor can the cost of such funding be determined at this time.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. On July 25, 2001, A.M. Best announced that its rating of the group of companies is now "A-" (Excellent) from "A" previously. The rating action reflects the sharp deterioration in the Group's earnings and the significant reduction in policyholders' surplus over recent years. A.M. Best stated the "Excellent" rating was due to solid capitalization and strategic initiatives put in place by management to improve earnings. A.M. Best has placed a silent outlook on the Group's rating. On May 7, 2001, Standard & Poor's ("S&P") Rating Services downgraded the Group's financial strength rating. The Group's S&P rating moved from "BBB+" to "BBB". S&P cited operating performance, declining capitalization, and limited financial flexibility as reasons for the rating change. S&P recognized the Group's improved strategic focus and re-underwriting actions as positive attributes. S&P has placed a negative outlook on the Group's rating. On May 2, 2001, Moody's Investors Services affirmed the Group's "A2" rating based on new executive leadership, ongoing expense reduction and re-underwriting initiatives, reduction or elimination of its shareholder dividends, and strength of its independent agency relationships. Moody's has revised the outlook for the Group's rating from negative to stable.

Statutory Surplus

Statutory surplus, a traditional insurance industry measure of strength and underwriting capacity, was $767.5 million at December 31, 2001, compared with $812.1 million at December 31, 2000 and $899.8 million at December 31, 1999. On January 1, 2001, statutory surplus was reduced by $21.7 million to $790.4 million for the cumulative effect of adopting new required statutory accounting principles. The 2001 surplus was further reduced by the $26.8 million after-tax charge associated with the New Jersey private passenger auto transfer and a decrease in the market value of the equity investment portfolio. Statutory surplus increased in 2001 due to the sale of a minority interest in the stock of a subsidiary, which caused a non-recurring tax benefit of $16.1 million. The decrease in the 2000 surplus was due primarily to poor underwriting results, dividend payments, and the statutory treatment of the final installment payment for the acquisition of the commercial lines division of GAI.

The ratio of premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2001, the Group's premiums written to surplus ratio is 1.9 to 1. The ratio was 1.9 to 1 and 1.8 to 1 in 2000 and 1999, respectively.

Item 7. Continued

The National Association of Insurance Commissioners ("NAIC") has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. As of December 31, 2001, all insurance companies in the Group, with the exception of OCNJ, exceed the necessary capital. The exception for OCNJ is due to a temporary difference in the recognition of deferred taxes related to the $40.6 million New Jersey transfer fee.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the former Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new policies provide guidance for areas where statutory accounting had been silent and changed former statutory accounting in some areas. The Group implemented the Codification guidance effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the Codification guidance were reported as an adjustment to statutory policyholders' surplus as of January 1, 2001. The cumulative effect of adopting Codification reduced statutory policyholders' surplus by $21.7 million on January 1, 2001.

Reinsurance

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $29.0 million in losses in excess of the $1.0 million retention level for a single event. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $99.0 million, $49.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $150.0 million of coverage in excess of the Group's $25.0 million retention level. In 2001, a portion of the catastrophe program was renewed with a multi-year placement as in previous years. This provides continuity and maintains rates and each reinsurer's overall share of the program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program.
Losses and loss adjustment expenses from the Oakland fires in 1991 totaled $35.6 million and losses and loss adjustment expenses from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention amount of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 150-250 years.

Item 7. Continued

GAI has agreed to maintain reinsurance on the commercial lines business that the Company acquired from GAI and its affiliates in 1998. GAI is obligated to reimburse the Company if Great American's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums. As a result of these controls, amounts of uncollectible reinsurance have not been significant.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and loss adjustment expenses. The accounting policies related to the loss and loss adjustment expense reserves are considered critical. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. The establishment of loss and loss adjustment expense reserves involves the use of certain assumptions and estimates. Actual losses and loss adjustment expenses may change with further developments. These reserves amounted to $2.15 billion at December 31, 2001, $2.00 billion at December 31, 2000 and $1.91 billion at December 31, 1999.

In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts and has not sold policies with significant manufacturing liability coverages. Within the manufacturing category, we have concentrated on the light manufacturers, which further limits exposure to environmental claims. Consequently, the Group's asbestos and environmental liability exposure is substantially below the industry average.

Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 2001, 2000 and 1999, respectively, those reserves were $53.5 million, $40.4 million and $41.1 million. Asbestos reserves were $31.8 million, $13.5 million and $9.6 million and environmental reserves were $21.7 million, $26.9 million and $31.5 million for those respective years. These loss estimates are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability. The Group increased its asbestos reserves in 2001 for further development on existing claims outstanding.

Construction defect claims filed under general liability insurance policies involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments, and office buildings. These claims usually involve multiple parties and carriers.

Item 7. Continued

The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability.

California Legal Proceedings

Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies.

In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24.4 million plus interest. The Group established a contingent liability for the Proposition 103 rollback of $24.4 million plus simple interest at 10% from May 8, 1989. This brought the total reserve to $52.3 million at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the Commissioner of Insurance of the state of California.
Under the terms of the settlement, the members of the Group agreed to pay $17.5 million in refund premiums to eligible 1989 California policyholders. With this development, the total reserve was decreased to $17.5 million as of December 31, 2000. This decrease in the reserve resulted in an increase in operating income and net income in 2000, but had no effect on the statutory combined ratio reported. The Group began to make payments in the first quarter of 2001. The remaining liability was $7.8 million as of December 31, 2001.

To date, the Group has paid approximately $5.7 million in legal costs related to the California withdrawal and Proposition 103.

Investment Portfolio

At year-end 2001, consolidated investments had a carrying value of $3.3 billion. The excess of market value over cost was $420.9 million, compared with $629.4 million at year-end 2000 and $505.4 million at year-end 1999. The decrease in 2001 was largely due to the recognition of realized gains in connection with the sale of appreciated equity securities in the 2001 equity portfolio reallocation. The 2000 increase was due to market growth in both the fixed income and equity portfolios, while a 1999 decrease in unrealized gains was largely attributable to the Group's reallocation of its investment portfolio mentioned in the Investment Results section.

The Group's fixed income portfolio has an intermediate duration and a laddered maturity structure. The Group chooses always to remain fully invested and does not try to time markets. The Group also does not invest in off-balance sheet investments or arrangements.

Tax exempt bonds decreased to 1.1% of the fixed income portfolio at year-end 2001 versus 3.2% and 19.4% for December 31, 2000 and 1999, respectively. The funds previously held in tax exempt bonds have been reallocated to investment grade taxable bonds. Due to poor underwriting results over the past few years, the Group has reduced its holdings to maximize after-tax income.

As of December 31, 2001, the Group held $1,107.8 million in mortgage-backed securities, compared with $1,124.0 million and $784.3 million at December 31, 2000 and 1999, respectively. The increase from December 31, 1999 is attributable to a redistribution of investments previously held in tax exempt bonds and the 2001 and 1999 reallocations mentioned above. The majority of

Item 7. Continued

mortgage-backed security holdings are less volatile planned amortization class, sequential structures and agency pass-through securities. Of this portfolio, $10.0 million, $13.1 million and $19.3 million were invested in more volatile bond classes (e.g. interest-only, super-floaters, inverses) in 2001, 2000 and 1999, respectively.

At year-end 2001, consolidated equity investments had a market value of $489.0 million. Equity investments have decreased as a percentage of the consolidated portfolio from 22.0% in 1999 to 14.7% at year-end 2001. This decrease is attributable to the 2001 reallocation of the Group's investment portfolio.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") 133 effective January 1, 2001. The adoption of SFAS 133 has had an immaterial impact on the financial results of the Corporation.

The Corporation's largest assets are its investments and, therefore, the accounting policies are considered critical. The Corporation uses certain assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Corporation believes the values of its investments represent fair value, due to the inherent uncertainties and judgments involved with accounting measurements, certain estimates could change and lead to changes in fair values.


NEW ACCOUNTING STANDARDS

See discussion in Note 22, New Accounting Standards, in the Notes to Consolidated Financial Statements on page 61 of this Form 10-K.


FORWARD-LOOKING STATEMENTS

From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business, include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; acts of war and terrorist activities; rating agency actions; ability of Ohio Casualty to retain the business acquired from the Great American Insurance Company; ability to achieve targeted expense savings; ability to refinance indebtedness; ability to achieve premium targets and profitability goals; ability to implement major software applications; and general economic and market conditions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures for Financial Instruments

Market risk is the risk of loss resulting from adverse changes in interest rates. In addition to market risk, the Corporation is exposed to other risks such as credit, reinvestment and liquidity risk. Credit risk refers to the financial risk that an obligation will not be paid and a loss will result. Reinvestment risk is the risk that interest rates will fall causing interim cash flows to earn less than the original investment. Liquidity risk describes the ease with which an investment can be sold without substantially affecting the asset's price. The sensitivity analysis below summarizes only the exposure to market risk.

The Corporation strives to produce competitive returns by investing in a diverse portfolio of high-quality companies. All investments are held as "available-for-sale," as defined by SFAS No. 115.

Market Risk - The Corporation has exposure to losses resulting from potential volatility in interest rates. The Corporation attempts to mitigate its exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered maturity structure with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the Corporation's investment portfolio are modeled semi-annually and reviewed regularly.

Equity Price Risk - Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security's price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between characteristics of the industry and of the individual issuer. The Corporation attempts to manage nonsystematic risk by monitoring a portfolio that is diversified across industries.

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2001, 2000 and 1999, respectively. The changes selected above reflect the Corporation's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events by the Corporation as interest rates may be much more volatile in the future. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Corporation's income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions the Corporation may take to reduce its exposure in response to market fluctuations.

($ in thousands)                    Estimated         Adjusted Market Value
December 31, 2001                  Fair Value           as indicated above
---------------------------------------------------------------------------
Interest Rate Risk:
   Fixed maturities                   $2,772                 $2,633
   Short-term
     investments                          55                     55
Equity Price Risk:
   Equity securities                     489                    440
----------------------------------------------------------------------------
      Totals                          $3,316                 $3,128
============================================================================

Item 7A.  Continued


($ in thousands)                    Estimated         Adjusted Market Value
December 31, 2000                  Fair Value           as indicated above
---------------------------------------------------------------------------
Interest Rate Risk:
   Fixed maturities                   $2,514                 $2,419
   Short-term
     investments                          60                     60
Equity Price Risk:
   Equity securities                     755                    679
----------------------------------------------------------------------------
      Totals                          $3,329                 $3,158
============================================================================


($ in thousands)                    Estimated         Adjusted Market Value
December 31, 1999                  Fair Value           as indicated above
---------------------------------------------------------------------------
Interest Rate Risk:
   Fixed maturities                   $2,377                 $2,272
   Short-term
     investments                         104                    104
Equity Price Risk:
   Equity securities                     698                    698
----------------------------------------------------------------------------
      Totals                          $3,179                 $3,004
============================================================================

In addition to the above scheduled investments, the Corporation has a revolving line of credit. An increase in interest rates of one hundred basis points to the index against which the line of credit is priced would result in additional annual interest expense of $2.1 million.

Certain assumptions are inherent in the above analysis. The Corporation assumes an instantaneous and parallel shift in interest rates and equity prices at December 31, 2001, 2000 and 1999, and that the composition of its investment portfolio remains relatively constant. Also, the Corporation assumes a change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.


Item 8. Financial Statements and Supplementary Data

See Item 14 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors, and Schedules on page 44 of this Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

				 PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2002 under the headings "Election of Directors," and "Other
Directorships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance."


Item 11.  Executive Compensation

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2002 under the headings "Executive Compensation," "Employment Agreement," "Change in Control Agreements," "Directors' Fees and Other Compensation," "Pension Plans," "Report of the Executive Compensation Committee," and "Comparison of Five-Year Cumulative Total Return."


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2002 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director."


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference herein from those portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2002 under the heading "Other Directorships and Related Transactions."

				  PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

     (1)  The following statements are included herein:

								  Page Number
								 in this Report
								 --------------

	  Consolidated Balance Sheet at December 31, 2001,
	  2000, 1999                                                    45

	  Statement of Consolidated Income for the years
	  ended December 31, 2001, 2000 and 1999                        46

	  Statement of Consolidated Shareholders' Equity
	  for the years ended December 31, 2001, 2000
	  and 1999                                                      47

	  Statement of Consolidated Cash Flows for the
	  years ended December 31, 2001, 2000 and 1999                  48

	  Notes to Consolidated Financial Statements                 49-62

	  Report of Independent Auditors                                63


     (2) The following financial statement schedules are included herein:

	  Schedule I - Consolidated Summary of Investments Other
	  Than Investments in Related Parties at December 31, 2001      66

	  Schedule II - Condensed Financial Information of
	  Registrant for the years ended December 31, 2001,
	  2000 and 1999                                                 67

	  Schedule III - Consolidated Supplementary Insurance
	  Information for the years ended December 31, 2001,
	  2000 and 1999                                              68-70

	  Schedule IV - Consolidated Reinsurance for the years
	  ended December 31, 2001, 2000 and 1999                        71

	  Schedule V - Valuation and Qualifying Accounts for the
	  years ended December 31, 2001, 2000 and 1999                  72

	  Schedule VI - Consolidated Supplemental Information
	  Concerning Property and Casualty Insurance Operations
	  for the years ended December 31, 2001, 2000 and 1999          73

Item 14.    Continued

Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED BALANCE SHEET

December 31 (in thousands, except per share data)            2001         2000         1999
---------------------------------------------------------------------------------------------
Assets
Investments:
 Fixed maturities:
   Available-for-sale, at fair value                   $2,772,104   $2,513,654   $2,376,973
     (Cost: $2,729,998; $2,470,375; $2,408,201)
 Equity securities, at fair value                         488,988      754,919      698,129
     (Cost: $110,206; $168,779; $161,498)
 Short-term investments, at fair value                     54,785       59,679      104,398
     (Cost: $54,785; $59,679; $104,446)
--------------------------------------------------------------------------------------------
 Total investments                                      3,315,877    3,328,252    3,179,500
Cash                                                       37,499       30,365       45,559
Premiums and other receivables, net of
  allowance for bad debts of $8,400, $10,700,
  and $9,338, respectively                                341,986      357,108      366,202
Deferred policy acquisition costs                         166,759      175,071      177,745
Property and equipment, net of accumulated
  depreciation of $133,213, $122,040, and
  $113,541, respectively                                   99,810       91,259       94,670
Reinsurance recoverable                                   237,688      148,633      139,021
Agent relationships, net of accumulated
  amortization of $36,310, $25,013, and
  $13,298, respectively                                   241,022      263,379      293,565
Interest and dividends due or accrued                      43,319       38,227       38,022
Other assets                                               40,659       57,071      142,160
--------------------------------------------------------------------------------------------
 Total assets                                          $4,524,619   $4,489,365   $4,476,444
============================================================================================
Liabilities
Insurance reserves:
 Losses                                                $1,746,828   $1,627,568   $1,544,967
 Loss adjustment expenses                                 403,894      375,951      363,488
 Unearned premiums                                        666,739      696,513      725,399
Notes payable                                             210,173      220,798      241,446
California Proposition 103 reserve                          7,816       17,500       50,486
Deferred income taxes                                       3,124       65,613       62,843
Other liabilities                                         406,013      368,831      336,828
--------------------------------------------------------------------------------------------
 Total liabilities (See Notes 1 and 9)                  3,444,587    3,372,774    3,325,457
--------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.125 par value
 Authorized: 150,000 shares; Issued: 94,418 shares         11,802       11,802       11,802
Preferred stock, No par value
 Authorized: 2,000 shares; Issued: 0 shares                     -            -            -
Additional paid-in capital                                  4,152        4,180        4,286
Common stock purchase warrants                             21,138       21,138       21,138
Accumulated other comprehensive income                    274,359      409,904      329,354
Retained earnings                                       1,221,447    1,122,867    1,237,562
Treasury stock, at cost:
 (Shares: 34,312; 34,346; 34,335)                        (452,866)    (453,300)    (453,155)
--------------------------------------------------------------------------------------------
 Total shareholders' equity                             1,080,032    1,116,591    1,150,987
--------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity            $4,524,619   $4,489,365   $4,476,444
============================================================================================

See notes to consolidated financial statements

Item 14.    Continued

Ohio Casualty Corporation & Subsidiaries
STATEMENT OF CONSOLIDATED INCOME

Year ended December 31 (in thousands, except
  per share data)                                          2001         2000         1999
------------------------------------------------------------------------------------------
Premiums and finance charges earned                  $1,506,678   $1,533,998   $1,554,966
Investment income less expenses                         212,385      205,062      184,287
Investment gains (losses) realized, net                 182,940       (2,391)     160,827
------------------------------------------------------------------------------------------
    Total revenues                                    1,902,003    1,736,669    1,900,080

Losses and benefits for policyholders                 1,001,590    1,116,271    1,008,668
Loss adjustment expenses                                202,444      177,894      166,986
General operating expenses                              111,833      136,898      151,088
Amortization of agent relationships                      11,297       11,715       12,267
Write-off of agent relationships                         10,966       45,971            -
Early retirement charge                                   6,016            -            -
New Jersey renewal obligation transfer fee               40,600            -            -
Amortization of deferred policy acquisition costs       375,650      394,515      401,993
Depreciation expense                                     10,220       12,308       15,600
Amortization of software                                  4,999        3,785        4,146
California Proposition 103 reserve,
  including interest                                          -      (32,986)       2,443
------------------------------------------------------------------------------------------
    Total expenses                                    1,775,615    1,866,371    1,763,191
------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                 126,388     (129,702)     136,889
Income tax (benefit) expense:
   Current                                               17,311       (9,850)      11,067
   Deferred                                              10,497      (40,603)      19,886
------------------------------------------------------------------------------------------
    Total income tax (benefit)expense                    27,808      (50,453)      30,953
------------------------------------------------------------------------------------------
Income (loss) before discontinued operations and
   cumulative effect of accounting change                98,580      (79,249)     105,936
Income from discontinued operations, net of taxes
  of $- , $-, and $78, respectively (See Note 21)             -            -        4,270
Gain on sale of discontinued operations, net of
  taxes of $- , $-, and $235 (See Note 21)                    -            -        6,190
Cumulative effect of accounting change, net of taxes          -            -       (2,255)
------------------------------------------------------------------------------------------
    Net income (loss)                                $   98,580   $  (79,249)  $  114,141
==========================================================================================
Average shares outstanding - basic*                      60,076       60,075       61,126

Average shares outstanding - diluted*                    60,209       60,075       61,139

Earnings per share (basic and diluted):*
Income (loss) from continuing operations, per share       $1.64       $(1.32)       $1.73
Income from discontinued operations, per share                -            -         0.07
Gain on sale of discontinued operations, per share            -            -         0.11
Effect of change in accounting principle (net of ta           -            -        (0.04)
------------------------------------------------------------------------------------------
Net income (loss), per share                              $1.64       $(1.32)      $ 1.87
==========================================================================================

*Adjusted for 2 for 1 stock dividend effective July 22, 1999
See notes to consolidated financial statements

Item 14.    Continued

Ohio Casualty Corporation & Subsidiaries
STATEMENT OF CONSOLIDATED
SHAREHOLDERS' EQUITY

							   Common      Accumulated
					     Additional     stock         other                                   Total
(in thousands, except per         Common      paid-in      purchase   comprehensive    Retained     Treasury   shareholders'
 share data)                      stock       capital      warrants      income        earnings       stock       equity
----------------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 1999                  $ 5,901      $ 4,135      $21,138      $ 511,816    $1,185,349    $(407,358)   $1,320,981

Net income                                                                              114,141                    114,141
Net change in unrealized gain,
  net of deferred income tax
  of $(98,249)                                                           (182,462)                                (182,462)
														-----------
Comprehensive loss                                                                                                 (68,321)
Net issuance of treasury
  stock under stock option
  plan  (24 shares)                               151                                                    290           441
Repurchase of treasury
Stock  (2,478  shares)                                                                               (46,087)      (46,087)
Cash dividends paid
  ($.92 per share)*                                                                     (56,027)                   (56,027)
Stock dividend (47,209 shares)     5,901                                                 (5,901)                         -
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                $11,802      $ 4,286      $21,138      $ 329,354    $1,237,562     $(453,155)  $1,150,987

Net loss                                                                                (79,249)                   (79,249)
Net change in unrealized gain,
  net of deferred income tax
  of $43,374                                                               80,550                                   80,550
														-----------
Comprehensive income                                                                                                 1,301
Net forfeiture of treasury
  stock under stock award
  plan (11 shares)                               (106)                                                   (145)        (251)
Cash dividends paid
  ($.59  per share)                                                                     (35,446)                   (35,446)
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                $11,802      $ 4,180      $21,138      $ 409,904    $1,122,867     $(453,300)  $1,116,591

Net income                                                                               98,580                     98,580
Net change in unrealized gain,
  net of deferred income tax
  of $(72,986)                                                           (135,545)                                (135,545)
														-----------
Comprehensive loss                                                                                                 (36,965)
Net issuance of treasury
  stock under stock award
  plan (34 shares)                                (28)                                                   434           406
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                $11,802      $ 4,152      $21,138      $ 274,359   $1,221,447     $(452,866)   $1,080,032
===========================================================================================================================

*Adjusted for 2 for 1 stock dividend effective July 22, 1999 (See Note 23) See notes to consolidated financial statements

Item 14.    Continued

Ohio Casualty Corporation & Subsidiaries
STATEMENT OF CONSOLIDATED CASH FLOWS

Year ended December 31 (in thousands)                    2001         2000         1999
----------------------------------------------------------------------------------------
Cash flows from:
Operations
    Net income (loss)                             $    98,580  $   (79,249) $   114,141
    Adjustments to reconcile net income to
      cash from operations:
	Changes in:
	  Insurance reserves                          117,429       66,178      (17,153)
	  Income taxes                                 31,951      (36,193)      (5,510)
	  Premiums and other receivables               15,122        9,094      (64,259)
	  Deferred policy acquisition costs             8,312        2,674       (1,139)
	  Reinsurance recoverable                     (89,055)      (9,612)      15,101
	  Other assets                                  2,967       80,105      (16,930)
	  Other liabilities                            45,136       24,048      (38,806)
	  California Proposition 103 reserves          (9,684)     (32,986)       2,443
	Amortization and write-off of agent
	  relationships                                22,357       57,686       12,267
	Depreciation and amortization                   9,978       15,510       28,769
	Investment (gains) losses                    (182,940)       2,391     (162,698)
	Gain on sale of discontinued
	  operations (See Note 21)                          -            -       (6,190)
	Cumulative effect of an accounting change           -            -        2,255
----------------------------------------------------------------------------------------
  Net cash generated (used) from operating
    activity                                      $    70,153  $    99,646   $ (137,709)
========================================================================================
Investing
  Purchase of securities:
    Fixed income securities - available-for-sale   (1,571,538)  (1,131,406)  (1,572,645)
    Equity securities                                 (55,446)     (80,375)     (26,696)
  Proceeds from sales:
    Fixed income securities - available-for-sale    1,215,596      990,390    1,287,982
    Equity securities                                 298,659       54,817      302,355
  Proceeds from maturities and calls:
    Fixed income securities - available-for-sale       77,542       57,930      133,269
    Equity securities                                       -       10,200        3,000
  Property and equipment:
    Purchases                                         (22,940)      (9,511)     (31,425)
    Sales                                                 764        4,423        1,270
  Cash proceeds from sale of discontinued
    operations (See Note 21)                                -            -       11,011
----------------------------------------------------------------------------------------
       Net cash generated (used) from investing
	 activities                                   (57,363)    (103,532)     108,121
----------------------------------------------------------------------------------------
Financing
  Notes payable:
    Borrowings                                              -            -       16,500
    Repayments                                        (10,625)     (20,648)     (40,054)
  Proceeds from exercise of stock options                  75           67          211
  Purchase of treasury stock                                -            -      (46,087)
  Dividends paid to shareholders                            -      (35,446)     (56,027)
----------------------------------------------------------------------------------------
       Net cash used from financing activities        (10,550)     (56,027)    (125,457)
----------------------------------------------------------------------------------------
Net change in cash and cash equivalents                 2,240      (59,913)    (155,045)
Cash and cash equivalents, beginning of year           90,044      149,957      305,002
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year            $    92,284  $    90,044   $  149,957
========================================================================================
Additional disclosures:
  Interest and related fees paid                       14,271       15,953       13,790
  Income taxes paid (refunded)                         (1,549)     (14,248)      34,824

See notes to consolidated financial statements

Item 14.   Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

NOTE  1  --  Accounting Policies
A.  Nature of Business
Ohio Casualty Corporation is the holding company of The Ohio Casualty Insurance Company, which is one of six property-casualty companies that make up Ohio Casualty Group, whose primary products consist of insurance for personal auto, commercial property, homeowners, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states. Of net premiums written in 2001, approximately 17.4% was generated in the state of New jersey, 9.8% in Ohio and 7.9% in Kentucky.
B.  Principles of Consolidation
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States and include the accounts of Ohio Casualty Corporation and its subsidiaries
(The Ohio Casualty Insurance Company, West American Insurance Company,
Ohio Security Insurance Company, American Fire and Casualty Company,
Avomark Insurance Company, and Ohio Casualty of New Jersey, Inc.).
Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant inter-company transactions have been eliminated.
C.  Investments
Investment securities are classified upon acquisition into one of the following categories:
    (1)  held to maturity securities
    (2)  trading securities
    (3)  available-for-sale securities
    Currently, all of the Corporation's investments are held as available-for-sale securities. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred tax. Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks. Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. The Corporation regularly evaluates all of its investments based on current economic conditions, credit loss experience and other specific developments. If there is a decline in a security's net realizable value that is other than temporary, it is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value.
    Short-term investments include commercial paper and notes with original maturities of 90 days or less and are stated at fair value.
    Realized gains or losses on disposition of investments are determined on the basis of specific cost of investments.
D.  Premiums
Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of allowances determined by management.
E.  Deferred Policy Acquisition Costs
Acquisition costs incurred at policy issuance net of applicable ceding commissions are deferred and amortized over the term of the policy. Acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits, and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses which vary directly with the acquisition of insurance contracts. Periodically, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated in the periods presented.
F.  Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated lives of the assets. The Corporation capitalizes costs incurred to internally develop certain software assets used in the Corporation's operations. The Corporation amortizes these costs on a straight-line basis over the estimated useful life of the asset when placed into service. Capitalized software costs are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amounts. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $41,410 and $1,035 at December 31, 2001, and $28,764 and $552 at December 31, 2000,
respectively.
G.  Agent Relationships
The Corporation recorded an asset (agent relationships) for the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period.
Agent relationships are evaluated periodically as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future

Item 14.    Continued

undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss will be recognized (See Note 15).
H.  Loss Reserves
The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. The methods of making such estimates are continually reviewed and updated, and any resulting adjustments are reflected in earnings currently. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates.
I.  Reinsurance
In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured contract.
J.  Income Taxes
The Corporation files consolidated federal income tax returns.
    The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.
K.  Stock Options
The Corporation accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Corporation recognizes expense based on the intrinsic value of options.
L.  Insurance Assessments
The Group accrues a liability for insurance related assessments in accordance with Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". As of December
31, 2001, 2000, and 1999 the liability for these assessments was $6,582, $4,278, and $4,808, respectively. In 1999, the Corporation recorded the liability as a change in accounting method.
M.  Earnings Per Share
Earnings per share of common stock is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.
N.  Statement of Cash Flows
Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. Short-term investments are deemed to be cash equivalents.
O.  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    The insurance industry is subject to heavy regulation that differs by state. A dramatic change in regulation in a given state may have a material adverse impact on the Corporation.


NOTE  2  --  Investments
Investment income is summarized as follows:

			       2001         2000          1999
---------------------------------------------------------------
Investment income from:
  Fixed maturities         $208,042     $199,474      $177,018
  Equity securities          10,676       11,234        12,961
  Short-term securities       3,188        5,352         5,942
---------------------------------------------------------------
Total investment income     221,906      216,060       195,921
Investment expenses           9,521       10,998        11,634
---------------------------------------------------------------
Net investment income      $212,385     $205,062      $184,287
===============================================================

    The gross realized gains and gross realized losses from sales of available-for-sale securities were as follows:

			      Gross           Gross             Net
			   Realized        Realized        Realized
December 31                   Gains         (Losses)   Gains/Losses
---------------------------------------------------------------------
    2001                   $202,758        $(19,818)       $182,940
    2000                     18,728         (21,119)         (2,391)
    1999                    169,301          (8,474)        160,827

    The increase in realized gains in 2001 was due to the partial reallocation of the Corporation's equity portfolio to fixed income holdings. Significant appreciation in the equity holdings sold as part of the reallocation, contributed to the realized gains in 2001.
    The increase in realized gains in 1999 was due to a strategic asset reallocation involving the sale of approximately $200,000 in equity securities resulting in $145,000 of realized gains.
    Changes in unrealized gains (losses) on investment in securities are summarized as follows:

Item 14.    Continued

				     2001             2000            1999
---------------------------------------------------------------------------
Unrealized gains (losses):
   Securities                   $(208,531)        $123,924       $(280,711)
   Deferred tax                    72,986          (43,374)         98,249
---------------------------------------------------------------------------
Net unrealized gains (losses)   $(135,545)        $ 80,550       $(182,462)
===========================================================================

    The amortized cost and estimated market values of investments in debt and equity securities are as follows:

						Gross       Gross    Estimated
				Amortized  Unrealized  Unrealized         Fair
2001                                 Cost       Gains      Losses        Value
--------------------------------------------------------------------------------
Securities available-
  for-sale:
U.S. Government                 $   27,775    $  1,611    $     (5)   $   29,381
  States, municipalities
   and political subdivisions       30,057       1,271           -        31,328
  Corporate securities           1,577,939      47,945     (22,325)    1,603,559
  Mortgage-backed
   securities:
     U.S. Government
       Agency                       56,307         243        (488)       56,062
     Other                       1,037,920      26,649     (12,795)    1,051,774
---------------------------------------------------------------------------------
Total fixed maturities           2,729,998      77,719     (35,613)    2,772,104
Equity securities                  110,206     381,580      (2,798)      488,988
Short-term investments              54,785           -           -        54,785
---------------------------------------------------------------------------------
Total securities,
  available-for-sale            $2,894,989    $459,299    $(38,411)   $3,315,877
=================================================================================

						Gross       Gross    Estimated
				Amortized  Unrealized  Unrealized         Fair
2000                                 Cost       Gains      Losses        Value
--------------------------------------------------------------------------------
Securities available-
  for-sale:
U.S. Government                $   54,290     $  1,530    $   (212)   $   55,608
  States, municipalities
   and political subdivisions       78,049       1,322        (128)       79,243
  Corporate securities           1,233,418      40,427     (18,994)    1,254,851
  Mortgage-backed
   securities:
     U.S. Government
       Agency                       25,764         199        (136)       25,827
     Other                       1,078,854      26,388      (7,117)    1,098,125
---------------------------------------------------------------------------------
Total fixed maturities           2,470,375      69,866     (26,587)    2,513,654
Equity securities                  168,779     598,840     (12,700)      754,919
Short-term investments              59,679           -           -        59,679
---------------------------------------------------------------------------------
Total securities,
  available-for-sale            $2,698,833    $668,706    $(39,287)   $3,328,252
=================================================================================

						Gross       Gross    Estimated
				Amortized  Unrealized  Unrealized         Fair
2001                                 Cost       Gains      Losses        Value
--------------------------------------------------------------------------------
Securities available-
  for-sale:
U.S. Government                 $   65,214    $  1,001    $ (1,108)   $   65,107
  States, municipalities
   and political subdivisions      456,959       9,724      (5,256)      461,427
  Corporate securities           1,082,975      17,344     (34,196)    1,066,123
  Mortgage-backed
   securities:
     U.S. Government
       Agency                       47,865          30      (1,438)       46,457
     Other                         755,188       5,093     (22,422)      737,859
---------------------------------------------------------------------------------
Total fixed maturities           2,408,201      33,192     (64,420)    2,376,973
Equity securities                  161,498     543,718      (7,087)      698,129
Short-term investments             104,446          29         (77)      104,398
---------------------------------------------------------------------------------
Total securities,
  available-for-sale            $2,674,145    $576,939    $(71,584)   $3,179,500
=================================================================================

    The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2001, 2000 and 1999, these investments had a fair value of $55,222, $50,863, and $43,801, respectively.
    The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

								   Estimated
						Amortized               Fair
						     Cost              Value
-----------------------------------------------------------------------------
Due in one year or less                        $   11,144         $   11,322
Due after one year through five years             297,429            306,584
Due after five years through ten years            861,646            880,050
Due after ten years                               465,552            466,312

Mortgage-backed securities:
  U.S. Government Agency                           56,307             56,062
  Other                                         1,037,920          1,051,774
-----------------------------------------------------------------------------
Total fixed maturities                         $2,729,998         $2,772,104
=============================================================================

    Certain securities were determined to have other than temporary declines in book value and were written down through realized investment losses.
The before-tax realized gain (loss) was impacted by the write-down of securities for other than temporary declines in market value by $11,951, $16,720, and $8,195 in 2001, 2000 and 1999, respectively.
    Gross gains of $39,821, $14,179 and $13,677 and gross losses of $35,160, $35,858 and $37,126 were realized on the maturities and sales of debt securities in 2001, 2000 and 1999, respectively.

Item 14.    Continued

NOTE 3 -- Fair Value of Financial Instruments
The following table presents the carrying amounts and fair values of the Corporation's financial instruments:

				       Carrying           Fair
2001                                     Amount          Value
-----------------------------------------------------------------
Assets
  Cash and short-term
    investments                     $    92,284    $    92,284
  Securities available-
    for-sale                          3,261,092      3,261,092
Liabilities
  Notes payable                      $  210,173     $  210,173

				       Carrying           Fair
2000                                     Amount          Value
-----------------------------------------------------------------
Assets
  Cash and short-term
    investments                     $     90,044    $    90,044
  Securities available-
    for-sale                           3,268,573      3,268,573
Liabilities
  Notes payable                      $   220,798    $   220,798

				       Carrying           Fair
1999                                     Amount          Value
-----------------------------------------------------------------
Assets
  Cash and short-term
    investments                      $  149,957     $   149,957
  Securities available-
    for-sale                          3,075,102       3,075,102
Liabilities
  Notes payable                      $  241,446      $  241,446

    The Corporation believes that the fair value of notes payable is approximately equal to its carrying value due to the market-based variable interest rates associated with the debt.


NOTE  4  --  Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are summarized as follows:

					   2001           2000          1999
-----------------------------------------------------------------------------
Deferred, January 1                    $175,071       $177,745      $176,606
-----------------------------------------------------------------------------
Additions:
Commissions and brokerage               237,435        249,940       250,390
Salaries and employee benefits           57,559         61,067        70,823
Other                                    72,344         80,834        80,826
-----------------------------------------------------------------------------
Deferral of expense                     367,338        391,841       402,039
-----------------------------------------------------------------------------
Amortization to expense
  Discontinued operations                     -              -        (1,093)
  Continuing operations                 375,650        394,515       401,993
-----------------------------------------------------------------------------
Deferred, December 31                  $166,759       $175,071      $177,745
=============================================================================

NOTE 5  --  Income Tax
The effective income tax rate is less than the statutory corporate tax rate of 35% for 2001, 2000 and 1999 for the following reasons:

					2001          2000         1999
-------------------------------------------------------------------------
Tax at statutory rate               $ 44,236      $(45,396)    $ 45,626
Tax exempt interest                     (875)       (5,578)     (12,543)
Dividends received
  deduction (DRD)                     (2,677)       (1,399)      (3,483)
Proration of DRD and tax
  exempt interest                        275         1,012        2,124
Loss on disposition of
  subsidiary stock                   (16,100)            -            -
Miscellaneous                          2,949           908         (771)
------------------------------------------------------------------------
    Actual tax expense (benefit)    $ 27,808      $(50,453)    $ 30,953
=========================================================================

    The loss on disposition of subsidiary stock in 2001 was a non-recurring tax benefit related to the sale of a minority interest in stock of the Ohio Casualty of New Jersey, Inc. subsidiary.
    Tax years 1993 through 1995 and 1997 through 1999 are being examined by the Internal Revenue Service. Management believes there will not be a significant impact on the financial position or results of operations of the Corporation as a result of this audit.
    The components of the net deferred tax liability were as follows:

					 2001          2000         1999
-------------------------------------------------------------------------
Unearned premium proration          $  34,260     $  36,640    $  38,574
Accrued expenses                       39,228        42,515       34,578
NOL and AMT carryforward                9,612        23,250            -
Postretirement benefits                33,873        32,905       31,766
Discounted loss and loss expense
  reserves                             85,579        80,647       69,955
-------------------------------------------------------------------------
Total deferred tax assets             202,552       215,957      174,873
-------------------------------------------------------------------------
Deferred policy acquisition costs     (58,366)      (61,275)     (60,811)
Unrealized gains on investments      (147,310)     (220,295)    (176,905)
-------------------------------------------------------------------------
Total deferred tax liabilities       (205,676)     (281,570)    (237,716)
-------------------------------------------------------------------------
Net deferred tax liability          $  (3,124)    $ (65,613)   $ (62,843)
=========================================================================


NOTE 6  -- Employee Benefits
The Corporation has a non-contributory defined benefit retirement plan, a contributory health care, life and disability insurance plan and a savings plan covering substantially all employees. Benefit expenses are as follows:

					 2001          2000         1999
-------------------------------------------------------------------------
Employee benefit costs:
  Pension plan                        $(3,826)      $(2,816)     $ 1,858
  Health care                          15,569        16,718       16,180
  Life and disability insurance           773           741          743
  Savings plan                          2,867         2,787        2,948
-------------------------------------------------------------------------
    Total                             $15,383       $17,430      $21,729
=========================================================================

Item 14.    Continued

    The pension benefit is determined as follows:

					 2001          2000         1999
-------------------------------------------------------------------------
Service cost earned
  during the year                   $   6,334     $   6,556    $   8,545
Interest cost on projected
  benefit obligation                   17,359        17,167       15,729
Expected return on plan
  assets                              (24,010)      (23,348)     (19,598)
Amortization of unrecognized
  net asset                            (2,946)       (2,946)      (3,017)
Amortization of accumulated
  gains                                  (762)         (444)           -
Amortization of unrecognized
  prior service cost                      199           199          199
-------------------------------------------------------------------------
Net pension (benefit) cost          $  (3,826)    $  (2,816)   $   1,858
=========================================================================

    Changes in the benefit obligation during the year:

					 2001          2000         1999
-------------------------------------------------------------------------
Benefit obligation at
  beginning of year                  $224,556      $229,094     $239,293
-------------------------------------------------------------------------
Service cost                            6,334         6,556        8,545
Interest cost                          17,359        17,167       15,729
Actuarial loss (gain)                   6,352       (12,176)     (24,141)
Benefits paid                         (16,020)      (16,085)     (14,956)
Curtailments                            9,032             -        1,115
Special termination benefits                -             -        3,509
-------------------------------------------------------------------------
Benefit obligation at end of year    $247,613      $224,556     $229,094
=========================================================================

    Changes in pension plan assets during the year:

					 2001          2000         1999
-------------------------------------------------------------------------
Fair value of plan assets at
  beginning of year                  $273,469      $277,588     $252,224
-------------------------------------------------------------------------
Actual return on plan assets           (1,319)       11,850       40,279
Benefits paid                         (15,031)      (15,969)     (14,915)
-------------------------------------------------------------------------
Fair value of plan assets at
  end of year                        $257,119      $273,469     $277,588
=========================================================================

    Pension plan funding at December 31:

					 2001          2000         1999
-------------------------------------------------------------------------
Funded status                         $ 9,506       $48,913      $48,495
Unrecognized net gain                   3,284        37,558       37,323
Unrecognized net assets                 1,735         5,892        8,837
Unrecognized prior service cost        (1,672)       (1,896)      (2,093)
-------------------------------------------------------------------------
Accrued pension asset                 $ 6,159       $ 7,359      $ 4,428
=========================================================================
Expected long-term return on
  plan assets                           8.50%         9.00%        8.75%
Discount rate on plan benefit
  obligations                           7.50%         8.00%        7.75%
Expected future rate of salary
  increases                             5.25%         5.25%        5.25%

    Pension benefits are based on service years and average compensation using the five highest consecutive years of earnings in the last decade of employment. The pension plan measurement date is October 1, 2001, 2000 and 1999. Plan assets at December 31, 2001 include $27,142 of the Corporation's common stock at market value compared to $18,066 and $27,057 at December 31, 2000 and 1999, respectively. Plan assets also include investments in mutual funds, common stock, corporate bonds, common/collective trusts, separate accounts, U.S. government securities, and other investements.
    The Corporation's postretirement benefit cost at December 31:

					 2001          2000         1999
-------------------------------------------------------------------------
Service cost                           $1,946        $2,333     $  3,141
Interest cost                           6,703         6,563        6,448
Amortization of unrecognized
  prior service costs                     215           240          535
-------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                         $8,864        $9,136      $10,124
=========================================================================

    Changes in the postretirement benefit obligation during the year:

					 2001          2000         1999
-------------------------------------------------------------------------
Benefit obligation at beginning
  of year                             $86,973       $92,239      $98,347
-------------------------------------------------------------------------
Service cost                            1,946         2,333        3,141
Interest cost                           6,703         6,563        6,448
Plan participants' contributions       (5,361)       (5,719)      (4,652)
Increase due to actuarial loss
  (gain), change in discount rate,
  or other assumptions                 (5,101)       (8,443)     (11,045)
-------------------------------------------------------------------------
Benefit obligation at end of year     $85,160       $86,973      $92,239
=========================================================================

    Accrued postretirement benefit liability at December 31:

					 2001          2000         1999
-------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation                  $85,160       $86,973      $92,239
Unrecognized net gain                   9,116         8,847        4,404
Unrecognized prior service
  cost (benefit)                        2,505        (1,806)      (5,882)
-------------------------------------------------------------------------
Accrued postretirement
  benefit liability                   $96,781       $94,014      $90,761
=========================================================================

    Postretirement benefit weighted average rate assumptions at October 1:

					 2001          2000         1999
-------------------------------------------------------------------------
Medical trend rate                        8%            8%           8%
Dental trend rate                         5%            5%           5%
Ultimate health care trend rate           5%            5%           5%
Discount rate                          7.50%         8.00%        7.75%

Item 14.    Continued

    The above medical trend rates assumed for 2001, 2000 and 1999 were assumed to decrease .5% per year to the ultimate rate of 5% in 6 years.
The postretirement plan measurement date is October 1 for 2001, 2000 and 1999.
    Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $11,071 and increase the postretirement benefit cost for 2001 by $1,418. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $9,368 and decrease the postretirement benefit cost for 2001 by $1,152.
    The Corporation's health care plan is a predominately managed care plan. Retired employees continue to be eligible to participate in the health care and life insurance plans. Employee contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are currently 3,049 active employees and 1,565 retired employees covered by these plans.
    Employees may contribute a percentage of their compensation to a savings plan. A portion of employee contributions is matched by the Corporation and invested in Corporation stock purchased on the open market by trustees of the plan.


NOTE 7  -  Stock Options and Warrants
The Corporation is authorized under provisions of the 1993 and 1999 Stock Incentive Programs to grant options to purchase 2,587,000 and 1,500,000 shares, respectively, of the Corporation's common stock to key executive employees, directors and other full time employees at a price not less than the fair market value of the shares on dates the options are granted. The options granted under the 1993 program may be either "Incentive Stock
Options" or "Nonqualified Stock Options" as defined by the Internal Revenue Code; the difference in the option plans affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options granted under the 1999 program are "Nonqualified Stock Options". The options under both plans are non-transferable and exercisable at any time after the vesting requirements are met. Option expiration dates are ten years from the grant date. Options vest under the 1993 plan at either 50% per year for two consecutive years, or at 33% per year for three consecutive years. Options vest under the 1999 plan at 50% per year for two consecutive years from the date of the grant. The options also have accelerated vesting periods for participant retirement, death, or disability, subject to a holding period of 6 months for the 1993 program and 12 months for the 1999 program. As of December 31, 2001, there are 497,116 and 361,525 remaining options available to be granted for the 1993 and 1999 Stock Incentive Programs, respectively.
    In addition, the 1993 Stock Incentive Program provides for the grant of Stock Appreciation Rights. Stock Appreciation Rights provide the recipient with the right to receive payment in cash or stock equal to appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 2001, there were no outstanding stock appreciation rights.
    In 2000 and 2001, the Corporation granted stock options to purchase
570,000 and 600,000 shares, respectively, of the Corporation's common stock to key executive employees and directors. The options were granted as either "Incentive Stock Options" or "Nonqualified Stock Options" in accordance with Market Place Rules available under NASDAQ Stock Market regulations. Option expiration dates are ten years from the grant date. The stock options granted vest at either 50% per year for two consecutive years, or at 33% per year for three consecutive years.
    Restricted stock awards are occasionally granted by the Corporation. The common shares covered by a restricted stock award may be sold or otherwise disposed of only after a minimum of three years from the grant date of the award. The difference between issue price and the fair market value on the date of issuance is recorded as compensation expense. The amount of compensation expense (benefit) recognized related to restricted stock awards was $(15) in 2001, $(319) in 2000 and $231 in 1999 before tax, respectively. The benefits in 2001 and 2000 related to employee forfeitures. Currently there are 3,800 shares of restricted stock outstanding.
    The Corporation also issues, at its discretion, dividend payment rights in connection with the grant of stock options. These rights entitle the holder to receive, for each dividend payment right, an amount in cash equal to the aggregate amount of dividends that the Corporation has paid on each common share from the date on which such right becomes effective through the payout date. One third of these rights becomes vested on each anniversary after the grant. Payment is made when the rights are fully vested by the rightholder. The Corporation recognizes compensation expense accordingly. The amount of compensation expense (benefit) related to dividend payment rights recognized in 2001 was $(26) with $(335) in 2000 and $52 in 1999 before tax. The benefit in 2000 related to employee forfeitures. As of December 31, 2001, 258,000 dividend payment rights were outstanding.
    The following table summarizes information about the stock-based compensation plan as of December 31, 2001, 2000 and 1999, and changes that occurred during the year:

Item 14.    Continued


			     2001                2000               1999*
---------------------------------------------------------------------------------
			       Weighted-           Weighted-           Weighted-
				 Avg                  Avg                 Avg
		      Shares   Exercise   Shares   Exercise   Shares   Exercise
		      (000)      Price    (000)      Price    (000)      Price
		      ------------------  -----------------   -----------------
Outstanding
 beginning
 of year              3,212     $13.91    1,324     $20.28      729     $20.26
  Granted             1,352      10.96    2,679      12.05      723      20.31
  Exercised             (34)     12.27        -                 (16)     17.50
  Forfeited            (300)     15.56     (791)     18.25     (142)
		     -------             -------              ------
Outstanding end
 of year              4,230     $12.87    3,212     $13.91    1,324     $20.28
		     ======              =======              ======
Options exercisable
 at year end          1,690     $14.64      590     $19.28      527     $19.38
Avg Remaining
 Contractual Life      8.37 yrs            8.73 yrs            7.97 yrs
Weighted-Avg fair
 value of options
 granted during the
 year                 $5.73               $3.15               $4.70

*Adjusted for July 22, 1999 2 for 1 stock dividend (See Note 23).

    The following table summarizes the status of stock options outstanding and exercisable at December 31, 2001:

		   --------------------------------------------------------------
			 Stock Options Outstanding      Stock Options Exercisable
		   ----------------------------------   -------------------------
				 Weighted-
Range of                           Avg        Weighted-                 Weighted-
Exercose                         Remaining      Avg                       Avg
Prices Per            Shares    Contractual   Exercise       Shares     Exercise
Share                 (000)     Life (Yrs.)     Price         (000)       Price
---------------------------------------------------------------------------------
$8.60 - $8.60           18         9.31      $  8.60           18      $  8.60
$8.99 - $8.99          669         9.42         8.99           12         8.99
$9.07 - $9.75          441         8.98         9.70          139         9.72
$11.20 - $11.46        210         9.71        11.21            -            -
$12.38 - $12.38      1,693         8.16        12.38          881        12.38
$13.12 - $14.38        565         9.41        14.03           89        13.18
$14.88 - $20.34        440         6.11        19.19          357        18.92
$20.69 - $21.13         94         5.17        20.74           94        20.74
$23.47 - $23.47         82         6.13        23.47           82        23.47
$23.63 - $23.63         18         6.40        23.63           18        23.63
-------------------------------------------------------------------------------
$8.60 - $23.63       4,230         8.37       $12.87        1,690       $14.64
===============================================================================

    The Corporation continues to elect APB 25 for recognition of stock-based compensation expense. Under APB 25, expense is recognized based on the intrinsic value of the options. However, under the provision of FAS 123 the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 1.8% for 2001, 4.5% for 2000 and 4.5% for 1999, expected volatility of 53.01% for 2001, 31.1% for 2000 and 28.5% for 1999, risk free interest rate of 5.10% for 2001, 5.87% for 2000 and 5.25% for 1999, and expected life of eight years. Had the Corporation adopted FAS 123, the amount of compensation expense that would have been recognized in 2001, 2000 and 1999 was $5,795, $4,367 and $1,831, respectively. The Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

					 2001          2000         1999
-------------------------------------------------------------------------
Net income (loss) As Reported:        $98,580      $(79,249)    $114,141
		    Pro Forma:        $94,402      $(82,457)    $112,491
Basic and diluted earnings per share
		  As Reported:          $1.64        $(1.32)       $1.87
		    Pro Forma:          $1.57        $(1.37)       $1.84

    In connection with the 1998 acquisition of substantially all of the Commercial Lines Division of Great American Insurance Companies (GAI), an insurance subsidiary of the American Financial Group, Inc. (AFG), the Corporation issued warrants to AFG to purchase 6 million shares of Ohio Casualty Corporation common stock. The warrants provide for the purchase of the Corporation's common stock at $22.505 per share and expire in December 2003. The warrants may be settled through physical or net share settlement and thus have been recorded as equity in the financial statements at their estimated fair value. Estimated fair value was determined based on a third party appraisal of the warrants.


NOTE 8  --  Reinsurance
In the normal course of business, the Group seeks to reduce the loss that may arise from catastrophes, including severe weather and terrorist activities, or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurers or reinsurers. In the event that such reinsuring companies might be unable at some future date to meet their obligations under the reinsurance agreements in force, the Group would continue to have primary liability to policyholders for losses incurred. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. The following amounts are reflected in the financial statements as a result of reinsurance ceded:

					 2001          2000         1999
-------------------------------------------------------------------------
Ceded premiums written, presented
  net                                $ 93,984      $121,682      $96,610
Ceded premiums earned, presented
  net                                  89,664       122,923       72,297
Ceded losses incurred, presented
  net                                 107,544        38,751       19,346
Reserve for unearned premiums          39,681        35,361       36,603
Reserve for losses                    151,111        83,897       75,882
Reserve for loss adjustment
  expenses                             17,626        12,291        9,770
Reinsurance recoveries                 34,186        25,935       22,875


NOTE 9  -- Other Contingencies and Commitments
Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the

Item 14.    Continued

Group would be liable to claimants for the remaining amount of annuities.
The claim reserves are presented net of the related annuities on the Corporation's balance sheet. The total amount of unpaid annuities was $21,509, $22,505 and $23,267 at December 31, 2001, 2000 and 1999,
respectively.
    The Corporation leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.
The leases expire at various dates through 2006 and provide for renewal options ranging from one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on such measures as defined increases in the Consumer Price Index, increases in operating expenses, and pre-negotiated rates. Also, the agreements generally require the Corporation to pay executory costs (utilities, real estate taxes, insurance, and repairs). Lease expense and related items totaled $6,500, $5,900, and $4,100 during 2001, 2000 and 1999, respectively.
    The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

	     Year Ending
	     December 31                 Amount
---------------------------------------------------------
		2002                  $   5,724
		2003                      4,869
		2004                      2,993
		2005                         94
		2006                         15
---------------------------------------------------------
					$13,695
=========================================================

     Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in 2001, 2000, or 1999.
  In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction will effectively exit the Group from the New Jersey private passenger auto market. The Group continues to write private
passenger auto in other markets.   Under the terms of the transaction, the
Group member OCNJ, will pay Proformance $40,600 to assume its renewal obligations. The amount was taken as a charge in the fourth quarter of 2001 and will be paid out over the course of twelve months beginning in early 2002. OCNJ may also have a contingent liability of up to $15,600 to be paid to Proformance to maintain a premiums-to-surplus ratio of 2.5 to 1 on the transferred business during the next three years. At December 31, 2001, it is not possible to determine the likelihood of this liability and, therefore, has not been recognized in the financial statements.
    In the normal course of business, the Corporation and its subsidiaries are involved in lawsuits related to their operations. In each of the matters, the Corporation believes the ultimate resolution of such litigation will not result in any material adverse impact to operations or financial condition of the Corporation.


NOTE 10  --  Losses and Loss Reserves
The following table presents a reconciliation of liabilities for losses and loss adjustment expenses:

					 2001          2000         1999
-------------------------------------------------------------------------
Balance as of January 1, net of
  reinsurance recoverables of
  $96,188, $85,126 and$91,296       $1,907,331    $1,823,329   $1,865,643
Incurred related to:
   Current year                      1,145,545     1,237,319    1,176,072
   Prior years                          58,489        56,846         (418)
---------------------------------------------------------------------------
				     1,204,034     1,294,165    1,175,654

Paid related to:
   Current year                        520,232       596,114      600,942
   Prior years                         609,148       614,049      617,026
--------------------------------------------------------------------------
Total paid                           1,129,380     1,210,163    1,217,968
--------------------------------------------------------------------------
Balance as of December 31,
  net of reinsurance recoverables
  of $168,737, $96,188 and $85,126  $1,981,985    $1,907,331   $1,823,329
==========================================================================

    The 2001 and 2000 incurred loss and loss adjustment expenses for prior years changed due to an increase in severity as losses developed. The 2001 change was concentrated in the workers' compensation and general liability lines of business. The 2000 change was concentrated in the workers' compensation line of business.
   The following table presents before-tax catastrophe losses incurred and the respective impact on the statutory loss ratio:

					 2001          2000         1999
-------------------------------------------------------------------------
Incurred losses                       $34,577       $36,181      $52,208
Statutory loss ratio effect             2.3%          2.4%         3.4%

    In 2001, 2000 and 1999 there were 19, 24 and 27 catastrophes, respectively. The largest catastrophe in each year was $17,800, $7,095 and $17,900 in incurred losses. Additional catastrophes with over $1,000 in incurred losses numbered 4, 9 and 7 in 2001, 2000 and 1999. The additional catastrophes with over $1,000 in incurred losses included $3,000 of net of reinsurance losses related to the September 11, 2001 terrorist attacks in New York.

Item 14.    Continued

    The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results.
    Inflation has historically affected operating costs, premium revenues and investment yields as business expenses have increased over time. The long-term effects of inflation are considered when estimating the ultimate liability for losses and loss adjustment expenses. The liability is based on historical loss development trends which are adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. It is not adjusted to reflect the effect of discounting.
    Reserves for asbestos-related illnesses and toxic waste cleanup claims cannot be estimated with traditional loss reserving techniques. In establishing liabilities for claims for asbestos-related illnesses and for toxic waste cleanup claims, management considers facts currently known and the current state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, there is uncertainty regarding the extent of remediation. Accordingly, additional liability could develop. Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 2001, 2000 and 1999, respectively, total case, incurred but not reported and loss adjustment expense reserves were $53,497, $40,368 and $41,098. Asbestos reserves were $31,792, $13,493 and $9,564 and environmental reserves were $21,705, $26,875 and $31,534 for those respective years. The increase in 2001 asbestos reserves related to additional claim development.


NOTE 11  --  Earnings Per Share
Basic and diluted earnings per share are summarized as follows:

					 2001          2000         1999
-------------------------------------------------------------------------
Income (loss) from continuing
  operations                          $98,580      $(79,249)    $105,936
Average common shares
  outstanding - basic (000's)          60,076        60,075       61,126
Basic income (loss) from
  continuing operations per
  average share                         $1.64        $(1.32)       $1.73
=========================================================================
Average common shares outstanding      60,076        60,075       61,126
Effect of dilutive securities             133             -           13
-------------------------------------------------------------------------
Average common shares
  outstanding - diluted                60,209        60,075       61,139
Diluted income (loss) from
  continuing operations per
  average share                         $1.64        $(1.32)       $1.73
=========================================================================
Adjusted for July 22, 1999 2 for 1 stock dividend (See Note 23).

    At December 31, 2001, 6,000,000 purchase warrants and 2,641,080 stock options were not included in earnings per share calculations for 2001 as they were antidilutive.


NOTE 12  --  Quarterly Financial Information (Unaudited)

2001                          First       Second        Third       Fourth
---------------------------------------------------------------------------
Premiums and finance
  charges earned           $383,496     $376,574     $374,327     $372,281
Net investment income        51,280       52,120       53,068       55,917
Investment gains realized    12,613       42,419       71,033       56,875
Net income (loss)            (4,095)      16,651       44,228       41,796
Basic net income (loss)
  per share                   (0.07)        0.28         0.74         0.70
Diluted net income (loss)
  per share                   (0.07)        0.28         0.73         0.69

    As part of the Corporate Strategic Plan announced in the second quarter of 2001, the Corporation began to reallocate a portion of its equity portfolio holdings to fixed income holdings. Significant appreciation in the equity holdings sold as part of the reallocation contributed to the sizeable investment gains realized during 2001.

2000                          First       Second        Third       Fourth
---------------------------------------------------------------------------
Premiums and finance
  charges earned           $387,188     $369,874     $394,015     $382,921
Net investment income        51,793       49,275       49,673       54,321
Investment gains (losses)
  realized                   (6,308)      (2,387)       1,395        4,909
Net income (loss)           (75,013)      (8,198)      14,550      (10,588)
Basic and diluted net
  income (loss) per share     (1.25)       (0.14)        0.24        (0.18)

    The first quarter of 2000 was negatively impacted by approximately $33,000 due to write-offs to the agent relationships intangible asset. Positively impacting third quarter 2000 results by $22,100 was the settlement of the California Proposition 103 liability.


NOTE 13  --  Comprehensive Income
Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities were as follows:

					 2001          2000         1999
-------------------------------------------------------------------------
Unrealized holding gains
  (losses) arising during the
  period, net of taxes               $   (678)     $152,472    $ (56,994)

Less:  Reclassification
       adjustment for gains
       included in net income,
       net of taxes                   134,867        71,922      125,468
-------------------------------------------------------------------------
Net unrealized gains (losses) on
  securities, net of taxes          $(135,545)     $ 80,550    $(182,462)
=========================================================================

				  57

Item 14.    Continued

NOTE 14  -- Segment Information
The Corporation has determined its reportable segments based upon its method of internal reporting, which was organized by product line. The Corporation adopted a new Corporate Strategic Plan in the second quarter of 2001 that realigned its method of internal reporting during the quarter to three reportable segments. In accordance with SFAS 131, the Corporation has elected to restate prior period segment information in order to present comparable segment information. The new property and casualty segments are Standard Commercial Lines, Specialty Commercial Lines, and Personal Lines. Standard Commercial Lines includes workers' compensation, general liability, CMP, fire, inland marine, and commercial auto. Specialty Commercial Lines includes umbrella, fidelity and surety. Personal Lines includes private passenger auto, homeowners, fire, inland marine, and umbrella. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income and premium financing.
    Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain/loss. The following tables present this information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

Standard Commercial Lines               2001            2000           1999
----------------------------------------------------------------------------
Net premiums written                $689,596        $721,681       $720,755
   % Increase (decrease)              (4.4)%           0.1%          42.5%
Net premiums earned                  707,635         739,698        704,525
   % Increase (decrease)              (4.3)%           5.0%          40.9%
Underwriting gain (loss)
   (before tax)                     (107,828)       (215,193)      (166,305)
Loss ratio                            64.5%           78.6%          69.9%
Loss expense ratio                    15.3%           13.2%          12.4%
Underwriting expense ratio            36.4%           38.2%          40.3%
Combined ratio                       116.2%          130.0%         122.6%

Specialty Commercial Lines             2001            2000           1999
----------------------------------------------------------------------------
Net premiums written               $136,085        $107,255       $102,499
    % Increase (decrease)            26.9%            4.6%         103.0%
Net premiums earned                 130,559         104,384        102,680
    % Increase (decrease)            25.1%            1.7%         107.8%
Underwriting gain (loss)
   (before tax)                       9,880          19,841         50,777
Loss ratio                           42.0%           30.0%           9.1%
Loss expense ratio                   10.4%            5.4%          (1.9)%
Underwriting expense ratio           38.4%           44.4%          43.5%
Combined ratio                       90.8%           79.8%          50.7%

Personal Lines                         2001            2000           1999
----------------------------------------------------------------------------
Net premiums written               $646,504        $676,457       $763,643
    % Increase (decrease)            (4.4)%         (11.4)%          2.7%
Net premiums earned                 667,985         688,939        747,103
    % Increase (decrease)            (3.0)%          (7.8)%          4.0%
Underwriting gain (loss)
   (before tax)                    (120,740)        (89,268)       (95,615)
Loss ratio                           73.4%           73.1%          72.0%
Loss expense ratio                   12.1%           10.8%          10.9%
Underwriting expense ratio           33.7%           29.6%          29.3%
Combined ratio                      119.2%          113.5%         112.2%

Total Property & Casualty              2001            2000           1999
----------------------------------------------------------------------------
Net premiums written             $1,472,185      $1,505,393     $1,586,897
    % Increase (decrease)            (2.2)%          (5.1)%         22.1%
Net premiums earned               1,506,179       1,533,021      1,554,308
    % Increase (decrease)            (1.8)%          (1.4)%         22.6%
Underwriting loss(before tax)      (218,688)       (284,620)      (211,143)
Loss ratio                           66.5%           72.8%          66.9%
Loss expense ratio                   13.4%           11.6%          10.7%
Underwriting expense ratio           35.4%           34.8%          35.2%
Combined ratio                      115.3%          119.2%         112.8%
Impact of catastrophe losses on
   combined ratio                     2.3%            2.4%           3.4%

All other                              2001            2000           1999
----------------------------------------------------------------------------
Revenues                            $ 8,036        $  4,146        $13,707
Expenses                             14,159          14,366         20,814
----------------------------------------------------------------------------
Net income                          $(6,123)       $(10,220)       $(7,107)

Reconciliation of Revenues             2001            2000           1999
----------------------------------------------------------------------------
Net premiums earned for
  reportable segments            $1,506,179      $1,533,021     $1,554,308
Investment income                   211,017         201,812        181,078
Realized gain/loss                  198,298          (5,904)       144,754
Miscellaneous income                    382             444         (2,426)
----------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)      1,915,876       1,729,373      1,877,714
Property and casualty statutory
  to GAAP adjustment                (21,909)          3,150          8,658
----------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)           1,893,967       1,732,523      1,886,372
Other segment revenues                8,036           4,146         13,708
----------------------------------------------------------------------------
Total revenues                   $1,902,003      $1,736,669     $1,900,080
===========================================================================

Reconciliation of Underwriting
 loss (before tax)                     2001            2000           1999
----------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)               $(218,688)      $(284,620)     $(211,143)
Statutory to GAAP adjustment        (35,091)        (28,175)        26,905
----------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                     (253,779)       (312,795)      (184,238)
Net investment income               212,385         205,062        184,287
Realized gain (loss)                182,940          (2,391)       160,827
Other income                        (15,158)        (19,578)       (23,987)
----------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes   $126,388       $(129,702)      $136,889
============================================================================

Item 14.    Continued

NOTE 15  --  Agent Relationships
The agent relationship asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, allocation of the purchase price was made to agent relationships and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets. Periodically, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-off of the agent relationships asset by $42,170. In addition, the Corporation again wrote-off the agent relationships asset $3,801 in 2000 for further agent cancellations. In 2001, the Corporation further wrote off the agent relationships asset by $10,966 for additional agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining amortization period of approximately 22 years.
    The purchase agreement with GAI called for an additional payment of up to $40,000 if annualized production of the transferred agents for the 18 month period ending June 1, 2000 equaled or exceeded production for the twelve months prior to the acquisition. The Ohio Casualty Insurance Company paid an additional $27,400 for the final payment. Of the $27,400 payment, $27,100 was paid in 2000, while the remaining $300 was paid in 2001. The final payment was added to the agent relationships asset for the acquisition and will be amortized over the remaining life.


NOTE 16  --  Early Retirement Charge
During the second quarter of 2001, the Corporation adopted an early retirement plan. The early retirement plan was available to approximately 330 employees. Of the employees eligible to retire under the program, 147 accepted. The early retirement plan resulted in a one-time before-tax charge of $6,016, or $3,971 after-tax to 2001 results.


NOTE 17  --  Statutory Accounting Information
The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred acquisition costs, reinsurance, assets not admitted for statutory reporting, California Proposition 103 reserve, agent relationships and the treatment of deferred federal income taxes.

					 2001          2000         1999
-------------------------------------------------------------------------
Statutory net income
  (loss)                             $172,513      $(81,223)    $109,172
Statutory policyholders'
  surplus                             767,503       812,133      899,759

    The Ohio Casualty Insurance Company (the Company), domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company received written approval from the Ohio Insurance Department to have the California Proposition 103 liability reported as a direct charge to surplus and not included as a charge in the 1995 statutory statement of operations. Following this same treatment, during 2000 the principal reduction in the Proposition 103 liability was taken as an increase to statutory surplus and not included in the statutory statements of operations.
    For statutory purposes, agent relationships related to the GAI acquisition were taken as a direct charge to surplus.
    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the former Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting.
The new principles provide guidance for areas where statutory accounting had been silent and changed former statutory accounting in some areas. The Group implemented the Codification guidance effective January 1, 2001. The cumulative effect of adopting Codification reduced statutory policyholders' surplus by $21,694 on January 1, 2001.
    The NAIC has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. As of December 31, 2001, all insurance companies in the Group, with the exception of the Ohio Casualty of New Jersey, Inc. (OCNJ), exceed the necessary capital. The exception for OCNJ is due to a temporary difference in the recognition of deferred taxes related to the $40,600 New Jersey transfer fee.
    The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, and to pay dividends.

Item 14.    Continued

Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2001, approximately $156,480 of statutory surplus is not subject to restriction or prior dividend approval requirements.


NOTE 18  --  Bank Note Payable
During 1997, the Corporation signed a credit facility that makes available a $300,000 revolving line of credit. This line of credit was accessed in 1997 to refinance the outstanding term loan balance the Corporation had at that time. In 1998, the line of credit was used for capital infusion of $200,000 into the property and casualty subsidiaries due to the acquisition of the commercial lines division of GAI. The line of credit was again accessed during 1998 for the purchase of a building and to purchase shares. The remaining balance and any additional borrowings under the line of credit bear interest at a periodically adjustable rate (3.44% at December 31, 2001). The interest rate is determined on various bases including prime rates, certificate of deposit rates and the London Interbank Offered Rate. Interest incurred and related fees on borrowings amounted to $13,549, $16,075 and $14,385 in 2001, 2000 and 1999, respectively. The credit agreement contains financial covenants and provisions customary for such arrangements. Under the loan agreement the maximum permissible consolidated funded debt cannot exceed 30% of consolidated tangible net worth (as defined in the agreement) and statutory surplus cannot be less than $750,000. Effective March 30, 2001, the covenant was amended to require a minimum statutory surplus of $675,000 for the quarters ending March 31, 2001 and June 30, 2001, returning to minimum statutory surplus of $750,000 for subsequent quarters. The Corporation continues to review its financial covenants in the credit agreement in light of its operating losses. As of December 31, 2001, the Corporation was in compliance with these covenants. However, further deterioration of operating results, reductions in the equity portfolio valuation, or other changes in statutory surplus may lead to covenant violations, which could ultimately result in default.
    The credit agreement expires in October 2002, with any outstanding loan balance due at that time. The Corporation is evaluating its capital requirements and is exploring ways to restructure and/or reduce its debt and strengthen its financial position. The Corporation has taken steps to strengthen its financial position by aggressively managing expenses and first reducing quarterly dividends to shareholders and later eliminating the current quarterly dividend in the first quarter of 2001. The Corporation will be required to obtain additional external funding, either in the form of debt or equity funding, in order to repay the balance of its current notes payable which comes due October 2001. While the Corporation believes that it should be able to obtain such external funding, the availability of such funding cannot be assured nor can the cost of such funding be evaluated at this time.
    During 1999, the Corporation signed a $6,500 low interest loan with the state of Ohio used in conjunction with the home office purchase. The Corporation granted a mortgage on its home office property as security for the loan. As of December 31, 2001, the loan bears a fixed interest rate of 1%, increasing to 2% in December 2002, and increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $630. The remaining balance at December 31, 2001 was $5,173. The loan expires in November 2009.


NOTE 19  --  California Proposition 103
Proposition 103 was passed in the state of California in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies.
    In 1998, the Administrative Law Judge issued a proposed ruling with a rollback liability of $24,428 plus interest. The Group established a contingent liability for the Proposition 103 rollback of $24,428 plus simple interest at 10% from May 8, 1989. This brought the total reserve to $52,318 at September 30, 2000. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the Commissioner of Insurance of the state of California. Under the terms of the settlement, the members of the Group agreed to pay $17,500 in refund premiums to eligible 1989 California policyholders. With this development, the total reserve was decreased to $17,500 as of December 31, 2000. This decrease in the reserve resulted in an increase in operating income and net income for the third quarter 2000, and had no effect on the statutory combined ratio reported. The Corporation began to make payments in the first quarter of 2001. The remaining liability was $7,816 as of December 31, 2001.
    To date, the Group has paid approximately $5,713 in legal costs related to the withdrawal and Proposition 103.


NOTE 20  --  Shareholder Rights Plan
In December 1989, the Board of Directors adopted the Shareholders Rights Agreement (the Agreement). The Agreement is designed to deter coercive or unfair takeover tactics and to prevent a person(s) from gaining control of the Corporation without offering a fair price to all shareholders.
    Under the terms of the Agreement, each outstanding common share is associated with one half of one common share purchase right, expiring in 2009. Currently, each whole right, when exercisable, entitles the registered

Item 14.    Continued

holder to purchase one common share of the Corporation at a purchase price of $125 per share.
    The rights become exerciseable for a 60 day period commencing 11 business days after a public announcement that a person or group has acquired shares representing 20 percent or more of the outstanding shares of common stock, without the prior approval of the board of directors; or 11 business days following commencement of a tender or exchange of 20 percent or more of such outstanding shares of common stock.
    If after the rights become exercisable, the Corporation is involved in a merger, other business consolidation or 50 percent or more of the assets or earning power of the Corporation is sold, the rights will then entitle the rightholders, upon exercise of the rights, to receive shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right.
    The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.


NOTE 21  --  Discontinued Operations (Life Insurance)
Discontinued operations included the operations of Ohio Life, a subsidiary of The Ohio Casualty Insurance Company.
    On October 2, 1995, the Company transferred its life insurance and related businesses through a 100% coinsurance arrangement to Employers' Reassurance Corporation and entered into an administrative and marketing agreement with Great Southern Life Insurance Company (Great Southern). In connection with the reinsurance agreement, $144,469 in cash and $161,401 of securities were transferred to Employers' Reassurance to cover the liabilities of $348,479. Ohio Life received an adjusted ceding commission of $37,641 as payment.
After deduction of deferred acquisition costs, the net ceding commission from the transaction was $17,284. During the fourth quarter of 1997, Great Southern legally replaced Ohio Life as the primary insurer for approximately 76% of the life insurance policies subject to the 1995 agreement.
    At December 31, 1998, Great Southern had assumed 95% of the life insurance policies subject to the 1995 agreement. As a result of this assumption, the Corporation recognized an additional amount of unamortized ceding commission of $1,093 before tax during 1999.
    During 1999, Great Southern replaced Employers' Reassurance on the 100% coinsurance treaty.
    On December 31, 1999, the Company completed the sale of the Ohio Life shell, thereby transferring all remaining assets and liabilities, as well as reinsurance treaty obligations, to the buyer. The after-tax gain on this sale totaled $6,190, or $.11 per share.
    For the year ended December 31, 1999, the discontinued life insurance operations had income before income taxes of $4,349 and net income of $4,270.


NOTE 22  --  New Accounting Standards
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring those items to be recognized as assets or liabilities with changes in fair value reported in earnings or other comprehensive income in the current period. In June 1999, the FASB issued SFAS 137 which deferred the effective date of adoption of SFAS 133 for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). The adoption of SFAS 133 has had an immaterial impact on the financial results of the Corporation.
    In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations. The Corporation's only current intangible asset, agent relationships, is reported on the balance sheet in accordance with the standards and is being amortized over its useful life. The agent relationships intangible asset is also evaluated periodically for possible impairment.
    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Corporation). The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations.
				  61

Item 14.    Continued

NOTE 23  --  Stock Dividend
On May 27, 1999, the Board of Directors declared a 2 for 1 stock split effective in the form of a 100% stock dividend of the outstanding common shares of record on July 1, 1999. The dividend was payable on July 22, 1999. The number of common shares outstanding, earnings per share, and stock option information for prior years have been adjusted to reflect the stock dividend.

Item 14.    Continued

Report of Independent Auditors



The Board of Directors and Shareholders
Ohio Casualty Corporation


We have audited the accompanying consolidated balance sheet of Ohio Casualty Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement
schedules listed in the Index at Item 14(a)(2) of this Form 10-K.   These
consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 15, 2002





To the Board of Directors and Shareholders of Ohio Casualty Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Ohio Casualty Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14 (a)(2) on page 44, for the years ended December 31, 2000 and 1999, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 16, 2001

Item 14.  Continued

(b)  Reports on Form 8-K or 8-K/A since October 1, 2001.

     On January 4, 2002, the Corporation filed Form 8-K announcing the transfer of private passenger automobile business renewal obligations from Ohio Casualty of New Jersey, Inc. to
     Proformance Insurance Company.

(c)  Exhibits.
     See Index to Exhibits on pages 74 and 75 of this Form 10-K.

				  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					  OHIO CASUALTY CORPORATION
						 (Registrant)


March 5, 2002                             By: /s/ Dan R. Carmichael
					      -----------------------
					      Dan R. Carmichael
					      President
					      Chief Executive Officer
					      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 5, 2002        /s/ Stanley N. Pontius
		     -----------------------------------------
		     Stanley N. Pontius, Chairman of the Board

March 5, 2002        /s/ Dan R. Carmichael
		     -----------------------------------------
		     Dan R. Carmichael, President, Chief Executive
		     Officer, and Director

March 5, 2002        /s/ Terrence J. Baehr
		     -----------------------------------------
		     Terrence J. Baehr, Director

March 5, 2002        /s/ Arthur J. Bennert
		     -----------------------------------------
		     Arthur J. Bennert, Director

March 5, 2002        /s/ Jack E. Brown
		     -----------------------------------------
		     Jack E. Brown, Director

March 5, 2002        /s/ Catherine E. Dolan
		     -----------------------------------------
		     Catherine E. Dolan, Director

March 5, 2002        /s/ Wayne R, Embry
		     -----------------------------------------
		     Wayne R. Embry, Director

March 5, 2002        /s/ Vaden Fitton
		     -----------------------------------------
		     Vaden Fitton, Director

March 5, 2002        /s/ Stephen S. Marcum
		     -----------------------------------------
		     Stephen S. Marcum, Director

March 5, 2002        /s/ Edward T. Roeding
		     -----------------------------------------
		     Edward T. Roeding, Director

March 5, 2002        /s/ Howard L. Sloneker III
		     -----------------------------------------
		     Howard L. Sloneker III, Sr. Vice President,
		     Secretary and Director

March 5, 2002        /s/ Donald F. McKee
		     -----------------------------------------
		     Donald F. McKee, Chief Financial Officer

								Schedule I
		Ohio Casualty Corporation and Subsidiaries
		    Consolidated Summary of Investments
		 Other than Investments in Related Parties
			       (In thousands)

December 31, 2001
							   Amount
							    shown
							  in balance
Type of investment                  Cost        Value       sheet
------------------                  ----        -----     ----------
Fixed maturities
 Bonds:
  United States govt. and
    govt. agencies with auth.  $   27,775   $   29,381   $   29,381
  States, municipalities and
    political subdivisions         30,057       31,328       31,328
 Corporate securities           1,577,939    1,603,559    1,603,559
 Mortgage-backed securities:
  U.S. government guaranteed       56,307       56,062       56,062
  Other                         1,037,920    1,051,774    1,051,774
			       -----------  -----------  -----------
     Total fixed maturities     2,729,998    2,772,104    2,772,104

Equity securities:
 Common stocks:
  Banks, trust and insurance
    companies                      30,808      164,766      164,766
  Industrial, miscellaneous and
    all other                      79,040      323,864      323,864

 Preferred stocks:
  Non-redeemable                      358          358          358
  Convertible                           -            -            -
			       -----------  -----------  -----------
     Total equity securities      110,206      488,988      488,988

Short-term investments             54,785       54,785       54,785
			       -----------  -----------  -----------
     Total investments         $2,894,989   $3,315,877   $3,315,877
			       ===========  ===========  ===========

								  Schedule II
			  Ohio Casualty Corporation
		Condensed Financial Information of Registrant
			       (In thousands)

				      2001         2000         1999
				      ----         ----         ----
Condensed Balance Sheet:
  Investment in wholly-owned
   subsidiaries, at equity        $1,242,718   $1,269,563   $1,304,268

  Investment in bonds/stocks,
    at fair value                     18,870       34,767       62,712

  Cash and other assets               31,859       35,456       32,145
				  -----------  -----------  -----------
     Total assets                  1,293,447    1,339,786    1,399,125

  Notes payable                      210,173      220,798      241,446
  Other liabilities                    3,242        2,397        6,692
				  -----------  -----------  -----------
     Total liabilities               213,415      223,195      248,138
				  -----------  -----------  -----------

  Shareholders' equity            $1,080,032   $1,116,591   $1,150,987
				  ===========  ===========  ===========
Condensed Statement of Income:
  Dividends from subsidiaries     $    5,175   $   59,571   $  112,122

  Equity in subsidiaries             103,050     (128,681)       8,955

  Operating (expenses)                (9,645)     (10,139)      (6,936)
				  -----------  -----------  -----------
     Net income (loss)            $   98,580   $  (79,249)  $  114,141
				  ===========  ===========  ===========

Condensed Statement of Cash Flows:
  Cash flows from operations
   Net distributed income         $   (4,470)  $   49,432   $  105,186

  Other                                2,069      (16,255)      (8,609)
				  -----------  -----------  -----------
     Net cash from operations         (2,401)      33,177       96,577

  Investing
   Purchase of bonds/stocks           (6,037)     (46,937)     (11,987)
   Sales of bonds/stocks              19,392       69,525       42,148
				  -----------  -----------  -----------
     Net cash from investing          13,355       22,588       30,161

  Financing
   Notes payable:
     Borrowings                            -            -       16,500
     Repayments                      (10,625)     (20,648)     (40,054)

   Exercise of stock options              75           67          211

   Purchase of treasury stock              -            -      (46,087)

   Dividends paid to shareholders          -      (35,446)     (56,027)
				  -----------  -----------  -----------
     Net cash from financing         (10,550)     (56,027)    (125,457)

  Net change in cash                     404         (262)       1,281
				  -----------  -----------  -----------
  Cash, beginning of year              9,573        9,835        8,554
				  -----------  -----------  -----------
  Cash, end of year               $    9,977   $    9,573   $    9,835
				  ===========  ===========  ===========

								  Schedule III

		 Ohio Casualty Corporation and Subsidiaries
	      Consolidated Supplementary Insurance Information
			       (In thousands)
			     December 31, 2001

			       Deferred    Future policy
				policy       benefits                                 Net
			      acquisition   losses and     Unearned     Premium    investment
				 costs     loss expenses   premiums     revenue      income
			      -----------  -------------   --------     -------    ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lines    $  90,989    $1,467,331     $ 331,948   $   707,635
 Specialty Commercial Lines      21,095       188,340        88,782       130,559
 Personal Lines                  54,675       495,051       246,009       667,982
Miscellaneous income                                                          392
Investment                                                                           $211,114
			      ----------   -----------    ----------  ------------   ---------
Total property and
 casualty insurance             166,759     2,150,722       666,739     1,506,568     211,114

Premium finance                                                               110         126

Corporation                                                                             1,145
			      ----------   -----------    ----------  ------------   ---------
 Total                        $ 166,759    $2,150,722     $ 666,739    $1,506,678    $212,385
			      ==========   ===========    ==========   ===========   =========

			       Benefits,    Amortization
			      losses and    of deferred     General
				 loss       acquisition    operating     Premiums
			       expenses        costs       expenses       written
			      ----------    -----------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lin       $564,468     $ 192,542     $  86,926    $  689,596
 Specialty Commercial Li         68,450        37,662        13,797       136,085
 Personal Lines                 571,116       145,446        79,938       646,506
Miscellaneous income
Investment
			     -----------    ----------    ----------   -----------
Total property and
 casualty insurance           1,204,034       375,650       180,661     1,472,187

Premium finance                                                 345             9

Corporation                                                  14,925
			     -----------    ----------    ----------   -----------
 Total                       $1,204,034     $ 375,650     $ 195,931    $1,472,196
			     ===========    ==========    ==========   ===========

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

								  Schedule III

		 Ohio Casualty Corporation and Subsidiaries
	      Consolidated Supplementary Insurance Information
			       (In thousands)
			      December 31, 2000

			       Deferred    Future policy
				policy       benefits                                 Net
			      acquisition   losses and     Unearned     Premium    investment
				 costs     loss expenses   premiums     revenue      income
			      -----------  -------------   --------     -------    ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lines    $  97,985    $1,434,735     $ 351,506   $   739,698
 Specialty Commercial Lines      17,347        83,763        76,940       104,384
 Personal Lines                  59,739       485,021       267,967       688,865
Miscellaneous income                                                          483
Investment                                                                           $202,002
			      ----------   -----------    ----------  ------------   ---------
Total property and
 casualty insurance             175,071     2,003,519       696,413     1,533,430     202,002

Premium finance                                                 100           568         167

Corporation                                                                             2,893
			      ----------   -----------    ----------  ------------   ---------
 Total                        $ 175,071    $2,003,519     $ 696,513    $1,533,998    $205,062
			      ==========   ===========    ==========   ===========   =========

			       Benefits,    Amortization
			      losses and    of deferred     General
				 loss       acquisition    operating     Premiums
			       expenses        costs       expenses       written
			      ----------    -----------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lin     $  679,432     $ 191,133     $ 113,532    $  721,681
 Specialty Commercial Li         36,950        34,544        17,602       107,255
 Personal Lines                 577,783       168,838        26,415       676,416
Miscellaneous income
Investment
			     -----------    ----------    ----------   -----------
Total property and
 casualty insurance           1,294,165       394,515       157,549     1,505,352

Premium finance                                                 857           480

Corporation                                                  19,285
			     -----------    ----------    ----------   -----------
 Total                       $1,294,165     $ 394,515     $ 177,691    $1,505,832
			     ===========    ==========    ==========   ===========

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

								  Schedule III

		 Ohio Casualty Corporation and Subsidiaries
	      Consolidated Supplementary Insurance Information
			       (In thousands)
			      December 31, 1999

			       Deferred    Future policy
				policy       benefits                                 Net
			      acquisition   losses and     Unearned     Premium    investment
				 costs     loss expenses   premiums     revenue      income
			      -----------  -------------   --------     -------    ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lines    $  88,517    $1,329,039     $ 378,782   $   704,525
 Specialty Commercial Lines      17,598        71,107        66,670       102,680
 Personal Lines                  71,630       508,309       279,793       746,789
Miscellaneous income                                                           69
Addition due to acquisition
Investment                                                                           $181,131
			      ----------   -----------    ----------  ------------   ---------
Total property and
 casualty insurance             177,745     1,908,455       725,245     1,554,063     181,131

Life ins. (discontinued
  operations)                                                               1,765         827

Premium finance                                                 154           903         113

Corporation                                                                             3,043
			      ----------   -----------    ----------  ------------   ---------
 Total                        $ 177,745    $1,908,455     $ 725,399    $1,556,731    $185,114
			      ==========   ===========    ==========   ===========   =========

			       Benefits,    Amortization
			      losses and    of deferred     General
				 loss       acquisition    operating     Premiums
			       expenses        costs       expenses       written
			      ----------    -----------    ---------     --------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard Commercial Lin     $  565,194     $ 171,455     $  95,270    $  720,755
 Specialty Commercial Li          5,501        30,744        11,809       102,499
 Personal Lines                 604,959       168,392        53,574       763,412
Miscellaneous income
Addition due to acquisition                    31,402
Investment
			     -----------    ----------    ----------   -----------
Total property and
 casualty insurance           1,175,654       401,993       160,653     1,586,666

Life ins. (discontinued
  operations)                                    (731)          174

Premium finance                                               1,277           804

Corporation                                                  23,614
			     -----------    ----------    ----------   -----------
 Total                       $1,175,654     $ 401,262     $ 185,718    $1,587,470
			     ===========    ==========    ==========   ===========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on policy counts.

								   Schedule IV
		   Ohio Casualty Corporation and Subsidiaries
			    Consolidated Reinsurance
				(In thousands)
			  December, 2001, 2000 and 1999

										       Percent of
											  amount
						 Ceded to      Assumed                    assumed
				     Gross        other      from other       Net         to net
				     amount      companies    companies     amount        amount
				     ------      ---------   ----------     ------      ----------
Year Ended December 31, 2001
  Premiums
  Property and casualty insurance  $1,550,875     $ 93,827     $ 15,139   $1,472,187        1.0%
  Accident and health insurance           157          157            -            -          -
				   ----------     --------     --------   ----------
  Total premiums                    1,551,032       93,984       15,139    1,472,187        1.0%

  Premium finance charges                                                          9
									  ----------
  Total premiums and finance charges written                               1,472,196
  Change in unearned premiums and finance charges                             34,090
									  ----------
  Total premiums and finance charges earned                                1,506,286
  Miscellaneous income                                                           392
									  ----------
  Total premiums & finance charges earned - continuing operations         $1,506,678
									  ==========

Year Ended December 31, 2000

  Premiums
  Property and casualty insurance  $1,418,835     $121,504     $208,021   $1,505,352        13.8%
  Accident and health insurance           178          178            -            -           -
				   ----------     --------     --------   ----------
  Total premiums                    1,419,013      121,682      208,021    1,505,352        13.8%

  Premium finance charges                                                        480
									  ----------
  Total premiums and finance charges written                               1,505,832
  Change in unearned premiums and finance charges                             27,682
									  ----------
  Total premiums and finance charges earned                                1,533,514
  Miscellaneous income                                                           484
									  ----------
  Total premiums & finance charges earned - continuing operations         $1,533,998
									  ==========

Year Ended December 31, 1999
  Life insurance in force          $      279     $    279     $      -   $        -           -

  Premiums
  Property and casualty insurance  $1,325,243     $ 96,412     $357,835   $1,586,666        22.6%
  Life insurance (Discontinued
    operations)                         1,694        1,694            -            -           -
  Accident and health insurance           198          198            -            -           -
				   ----------     --------     --------   ----------
  Total premiums                    1,327,135       98,304      357,835    1,586,666        22.6%

  Premium finance charges                                                        804
									  ----------
  Total premiums and finance charges written                               1,587,470
  Change in unearned premiums and finance charges                            (29,911)
									  ----------
  Total premiums and finance charges earned                                1,557,559
  Miscellaneous income                                                        (2,593)
									  ----------
  Total premiums & finance charges earned - continuing operations         $1,554,966
									  ==========

								   Schedule V
		 Ohio Casualty Corporation and Subsidiaries
		      Valuation and Qualifying Accounts
				(In thousands)

				    Balance at                Balance at
				     beginning   Charged to     end of
				     of period    expenses      period

Year ended December 31, 2001
   Reserve for bad debt                $10,700     $(2,300)    $ 8,400


Year ended December 31, 2000
   Reserve for bad debt                  9,338       1,362      10,700


Year ended December 31, 1999
   Reserve for bad debt                  8,739         599       9,338


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


Year ended December 31,
   2001                     $ 166,759   $2,150,722      $   -      $ 666,739   $1,506,568    $ 211,114
			    =========   ==========      ======     =========   ==========    =========

Year ended December 31,
   2000                     $ 175,071   $2,003,519      $   -      $ 696,413   $1,533,430    $ 202,002
			    =========   ==========      ======     =========   ==========    =========

Year ended December 31,
   1999                     $ 177,745   $1,908,455      $   -      $ 725,245   $1,554,063    $ 181,131
			    =========   ==========      ======     =========   ==========    =========


			      Claims and claim     Amortization     Paid
			    adjustment expenses     of deferred    claims
			    incurred related to       policy      and claim
    Affiliation with        Current       Prior     acquisition  adjustment    Premiums
       registrant            year         years        costs      expenses      written
			   --------------------    ------------  ----------    --------
Property and casualty
  subsidiaries


Year ended December 31,
   2001                    $1,145,545     $ 58,489    $ 375,650   $1,129,380   $1,472,187
			   ==========     ========    =========   ==========   ==========

Year ended December 31,
   2000                    $1,237,319     $ 56,846    $ 394,515   $1,210,163   $1,505,352
			   ==========     ========    =========   ==========   ==========

Year ended December 31,
   1999                    $1,176,072     $   (418)   $ 401,993   $1,217,948   $1,586,666
			   ==========     ========    =========   ==========   ==========


				  Form 10-K
			 Ohio Casualty Corporation
			     Index to Exhibits
Exhibit 4b First amendment to the Amended and Restated Rights Agreement dated as of February 19, 1998, signed November 8, 2001

Exhibit 10k  Replacement carrier agreement between Ohio Casulaty of New
	     Jersey, Inc. and Proformance Insurance Company and its parent,
	     National Atlantic Holdings Corporation

Exhibit 21   Subsidiaries of the Registrant

Exhibit 23 Consent of Independent Auditors to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8

Exhibit 23a Consent of Independent Accountants to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8


Exhibit 28   Information from Reports Furnished to State Insurance
	     Regulation Authorities


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

Exhibit 3a   Code of Regulations, as amended, filed as Exhibits 4(g),
	     4(h) and 4(i) to the Registrant's SEC Form S-8 (333-42942)
	     on August 3, 2000

Exhibit 4 Amended and Restated Rights Agreement between the Registrant and First Chicago Trust Company of New York as Rights Agent dated as of February 19, 1998, filed as Exhibit 4(g) to the Registrant's SEC Form 8-A/A amendment no. 3 on March 5, 1998

Exhibit 4a   Certificate of Adjustment by the Registrant dated as of July
	     1, 1999, filed as Exhibit 9 to the Registrant's SEC Form 8-A/A amendment no. 4 on July 2, 1999

Exhibit 10a Ohio Casualty Corporation 1993 Stock Incentive Program, filed as Exhibit 10d to the Registrant's SEC Form 10-Q on May 31, 1993

Exhibit 10a1 Ohio Casualty Corporation amended 1993 Stock Incentive Program,
	     filed as Exhibit 10.a1 to the Registrant's SEC Form 10-Q on
	     May 14, 1997

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

Exhibit 10c1    Amendment to Credit Agreement by and between Ohio
		Casualty, various lenders and The Chase Manhattan
		Bank (as administrative agent for the lenders), dated as of August 11, 1998, filed as Exhibit 99.2 to the Registrant's SEC Form S-3 (333-70761) on January 19, 1999

Exhibit 10c2 Amendment to Credit Agreement by and between Ohio Casualty, various lenders and The Chase Manhattan Bank (as administrative agent for the lenders), effective as of March 30, 2001, filed as Exhibit 99.1 to the Registrant's
		SEC Form 8-K on April 27, 2001

Exhibit 10d     Employment Agreement with Dan R. Carmichael dated December
		12, 2000, filed as Exhibit 10 to the Registrant's SEC
		Form 10-K on March 30, 2001

Exhibit 10e     Employment Agreement with Donald F. McKee dated September
		19, 2001, filed as Exhibit 10 to the Registrant's SEC
		Form 10-Q on November 14, 2001

Exhibit 10f     Agreement with Howard L. Sloneker III, as Amended, dated
		July 24, 2000, filed as Exhibit 10.2 to the Registrant's
		SEC Form 10-Q on November 14, 2000

Exhibit 10g     Information regarding Omitted Exhibits (Schedule to Exhibit
		10.2) dated July 24, 2000, filed as Exhibit 10.3 to the
		Registrant's SEC Form 10-Q on November 14, 2000

Exhibit 10h     Stock Option Agreement for Directors' year 2000 grant, filed
		as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15,
		2000

Exhibit 10i Stock Option Agreement for Chief Executive Officer year 2000 grant, filed as Exhibit 10.2 to the Registrant's SEC Form
		10-Q on May 15, 2000

Exhibit 10j Ohio Casualty Corporation 1999 Warrant Registration, filed on Registrant's Form S-3 (333-90231) on November 3, 1999

				     75