Form 10-Q
period 2002-03-31
OHIO CASUALTY CORP
filed 2002-05-14
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended March 31, 2002.
			    --------------

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

					      Yes    X         No

     The aggregate market value as of May 1, 2002 of the voting stock held by non-affiliates of the registrant was $1,041,317,299.

     On May 1, 2002 there were 60,372,250 shares outstanding.


				 Page 1 of 20
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		    Ohio Casualty Corporation & Subsidiaries
			   CONSOLIDATED BALANCE SHEET

						     March 31,        December 31,
(In thousands, except per share data) (Unaudited)      2002               2001
----------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,818,664 and $2,729,998)       $2,814,801         $2,772,104
   Equity securities, at fair value
	  (cost:   $95,348 and $110,206)               453,750            488,988
   Short-term investments, at fair value
	  (cost:   $51,917 and $54,785)                 51,917             54,785
----------------------------------------------------------------------------------
	  Total investments                          3,320,468          3,315,877
Cash                                                    22,339             37,499
Premiums and other receivables, net of allowance
   for bad debts of $7,800 and $8,400, respectively    353,767            341,986
Deferred policy acquisition costs                      171,075            166,759
Property and equipment, net of accumulated
  depreciation of $136,245 and $133,213,
  respectively                                         102,104             99,810
Reinsurance recoverable                                237,951            237,688
Agent relationships, net of accumulated
  amortization of $39,059 and $36,310, respectively    233,008            241,022
Interest and dividends due or accrued                   40,178             43,319
Deferred income taxes                                    7,112                  -
Other assets                                            28,772             40,659
----------------------------------------------------------------------------------
	 Total assets                               $4,516,774         $4,524,619
==================================================================================

Liabilities
Insurance reserves:
   Losses                                           $1,749,868         $1,746,828
   Loss adjustment expenses                            409,181            403,894
   Unearned premiums                                   676,485            666,739
Notes payable                                          199,067            210,173
California Proposition 103 reserve                       7,784              7,816
Deferred income taxes                                        -              3,124
Other liabilities                                      408,289            406,013
----------------------------------------------------------------------------------
	 Total liabilities                           3,450,674          3,444,587

Shareholders' Equity
Common stock, $.125  par value
   Authorized shares:   150,000; 150,000
   Issued shares:  72,418; 94,418                        9,052             11,802
Preferred stock, No par value
   Authorized:  2,000 shares; issued shares:  0              -                  -
Additional paid-in capital                                   -              4,152
Common stock purchase warrants                          21,138             21,138
Accumulated other comprehensive income:                231,233            274,359
Retained earnings                                      964,648          1,221,447
Treasury stock, at cost:
   (Shares:  12,120; 34,312)                          (159,971)          (452,866)
----------------------------------------------------------------------------------
	 Total shareholders' equity                  1,066,100          1,080,032
----------------------------------------------------------------------------------
	 Total liabilities and shareholders'
	    equity                                   $4,516,774        $4,524,619
==================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		      Ohio Casualty Corporation & Subsidiaries
			  STATEMENT OF CONSOLIDATED INCOME

								Three Months
							       Ended March 31,
(In thousands, except per share data) (Unaudited)          2002              2001
-----------------------------------------------------------------------------------
Premiums and finance charges earned                   $  361,007        $  383,496
Investment income less expenses                           50,902            51,280
Investment gains (losses) realized, net                   22,831            12,613
-----------------------------------------------------------------------------------
	 Total revenues                                  434,740           447,389

Losses and benefits for policyholders                    211,769           267,673
Loss adjustment expenses                                  51,473            46,746
General operating expenses                                26,244            31,627
Amortization of agent relationships                        2,749             2,873
Write-off of agent relationships                           5,265             4,405
Amortization of deferred policy acquisition costs         92,224            96,211
Depreciation expense                                       2,372             2,301
Amortization of software                                   1,518             1,233
-----------------------------------------------------------------------------------
	 Total expenses                                  393,614           453,069
-----------------------------------------------------------------------------------
Income (loss) before income taxes                         41,126            (5,680)

Income tax (benefit) expense:
   Current                                                 1,267                 -
   Deferred                                               12,986            (1,585)
-----------------------------------------------------------------------------------
	 Total income tax (benefit) expense               14,253            (1,585)
-----------------------------------------------------------------------------------
Net income (loss)                                     $   26,873        $   (4,095)
===================================================================================

Average shares outstanding - basic*                       60,187            60,073
===================================================================================
Earnings per share - basic:
Net income (loss), per share                          $     0.45        $    (0.07)

Average shares outstanding - diluted*                     61,062            60,073
===================================================================================

Earnings per share - diluted:
Net income (loss), per share                          $     0.44        $    (0.07)
===================================================================================

Cash dividends, per share                             $        -        $        -
===================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

			 Ohio Casualty Corporation and Subsidiaries
				  STATEMENT OF CONSOLIDATED
				     SHAREHOLDERS' EQUITY


								      Accumulated
					 Additional      Common          other                                  Total
(in thousands, except per       Common     paid-in   stock purchase  comprehensive  Retained      Treasury   shareholders'
share data) (Unaudited)          Stock     capital      warrants         income     earnings       stock        equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2001                $11,802     $ 4,180      $ 21,138      $ 409,904     $ 1,122,867  $ (453,300)  $ 1,116,591

Net loss                                                                                 (4,095)                   (4,095)
Net change in unrealized gain
   net of deferred income tax
   of $(9,901)                                                          (18,387)                                  (18,387)
													       -----------
Comprehensive loss                                                                                                (22,482)
Net issuance of treasury
   stock under stock award
   plan (1 share)                               (6)                                                      (8)          (14)
--------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2001                 $11,802     $ 4,174      $ 21,138      $ 391,517     $ 1,118,772  $ (453,308)  $ 1,094,095
==========================================================================================================================

Balance
January 1, 2002                $11,802     $ 4,152      $ 21,138      $ 274,359     $ 1,221,447  $ (452,866)  $ 1,080,032

Net income                                                                               26,873                    26,873
Net change in unrealized gain
   net of deferred income tax
   of $(23,221)                                                         (43,126)                                  (43,126)
													       -----------
Comprehensive loss                                                                                                (16,253)
Net issuance of treasury
   stock under stock award
   plan (192 shares)                          (124)                                         (75)      2,520         2,321
Retirement of treasury
   stock (22,000 shares)        (2,750)     (4,028)                                    (283,597)    290,375             -
--------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2002                 $ 9,052     $     -      $ 21,138      $ 231,233     $   964,648  $ (159,971)  $ 1,066,100
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.


		    Ohio Casualty Corporation & Subsidiaries
		      STATEMENT OF CONSOLIDATED CASH FLOWS

							     Three Months
							    Ended March 31,
(in thousands)  (Unaudited)                               2002           2001
-------------------------------------------------------------------------------
Cash flows from:
Operations
      Net income (loss)                                 $ 26,873       $ (4,095)
      Adjustments to reconcile net income (loss)
      to cash from operations:
	 Changes in:
	    Insurance reserves                            18,073          9,217
	    Income taxes                                  20,553         (1,585)
	    Premiums and other receivables               (11,781)         7,700
	    Deferred policy acquisition costs             (4,316)         4,364
	    Reinsurance recoverable                         (263)       (10,650)
	    Other assets                                   2,682          4,575
	    Other liabilities                            (17,038)        (3,057)
	    California Proposition 103 reserves              (32)        (7,190)
	 Amortization and write-off of agent
	   relationships                                   8,014          7,278
	 Depreciation and amortization                     4,153          3,580
	 Investment (gains) losses                       (22,831)       (12,613)
-------------------------------------------------------------------------------
	    Net cash generated (used) by operating
	      activities                                  24,087         (2,476)
--------------------------------------------------------------------------------

Investing
   Purchase of securities:
      Fixed income securities - available-for-sale      (335,403)      (517,297)
      Equity securities                                        -         (2,588)
   Proceeds from sales:
      Fixed income securities - available-for-sale       265,628        492,397
      Equity securities                                   42,148         18,710
   Proceeds from maturities and calls:
      Fixed income securities - available-for-sale           619            620
      Equity securities                                        -              -
   Property and equipment:
      Purchases                                           (6,432)        (3,419)
      Sales                                                  119            127
--------------------------------------------------------------------------------
	 Net cash used for investing activities          (33,321)       (11,450)
--------------------------------------------------------------------------------

Financing
   Notes payable:
      Proceeds                                           194,042              -
      Repayments                                        (205,157)       (10,156)
   Proceeds from exercise of stock options                 2,321              1
   Dividends paid to shareholders                              -              -
--------------------------------------------------------------------------------
	 Net cash used in financing activities            (8,794)       (10,155)
--------------------------------------------------------------------------------

Net change in cash and cash equivalents                  (18,028)       (24,081)
Cash and cash equivalents, beginning of period            92,284         90,044
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  74,256      $  65,963
================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).


NOTE I - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's 2001 Annual Report to Shareholders.


NOTE II - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The Corporation adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The adoption of the statement did not have an impact on the Corporation's financial position and results of operations. The Corporation's only current intangible asset, agent relationships, is reported on the balance sheet in accordance with the standards and is being amortized over its useful life. The agent relationships intangible asset is also evaluated periodically for possible impairment.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of the statement did not impact the Corporation's financial position and results of operations.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

						    Three months ended
							 March 31
						  2002              2001
						  ----              ----
Net income (loss)                              $26,873          $ (4,095)

Weighted average common shares
outstanding - basic                             60,187            60,073

Basic earnings (loss) per weighted average
Share                                          $  0.45          $  (0.07)
=========================================================================
Weighted average common shares outstanding      60,187            60,073

Effect of dilutive securities                      875                 -
-------------------------------------------------------------------------
Weighted average common shares
outstanding - diluted                           61,062            60,073

Diluted earnings (loss) per weighted average
Share                                          $  0.44          $  (0.07)
=========================================================================


NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting, which was organized by product line. The Corporation adopted a new Corporate Strategic Plan in the second quarter of 2001 that realigned its method of internal reporting during the quarter to three reportable segments. In accordance with SFAS 131, the Corporation has elected to restate prior period segment information in order to present comparable segment information. The new property and casualty segments are Commercial Lines, Specialty Lines, and Personal Lines. Commercial Lines includes workers' compensation, general liability, CMP, fire, inland marine, and commercial auto. Specialty Lines includes umbrella, fidelity and surety. Personal Lines includes private passenger auto, homeowners, fire, inland marine, and umbrella. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income.

Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain (loss). The following tables present this information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

			  Three Months Ended March 31
				 (in thousands)


Commercial Lines                      2002               2001
--------------------------------------------------------------
Net premiums written              $192,815           $178,423
  % Increase (decrease)              8.1%              (9.8)%
Net premiums earned                174,176            182,419
  % Increase (decrease)             (4.5)%             (0.4)%
Underwriting gain (loss)
  (before tax)                     (21,172)           (41,559)
Loss ratio                          54.2%              73.3%
Loss expense ratio                  18.0%              14.8%
Underwriting expense ratio          36.1%              35.5%
Combined ratio                     108.3%             123.6%

Specialty Lines                       2002               2001
--------------------------------------------------------------
Net premiums written               $39,450            $30,020
  % Increase (decrease)             31.4%              18.8%
Net premiums earned                 29,936             31,073
  % Increase (decrease)              3.7%              31.5%
Underwriting gain (loss)
  (before tax)                         968              9,221
Loss ratio                          36.6%              25.3%
Loss expense ratio                   4.8%               4.7%
Underwriting expense ratio          42.0%              41.7%
Combined ratio                      83.4%              71.7%

Personal Lines                        2002               2001
--------------------------------------------------------------
Net premiums written              $142,636           $162,906
  % Increase (decrease)            (12.4)%             (5.1)%
Net premiums earned                156,862            169,888
  % Increase (decrease)             (7.7)%             (5.6)%
Underwriting gain (loss)
  (before tax)                      (7,482)           (21,911)
Loss ratio                          67.8%              74.2%
Loss expense ratio                  11.9%              10.8%
Underwriting expense ratio          27.6%              29.1%
Combined ratio                     107.3%             114.1%

Total Property & Casualty             2002               2001
--------------------------------------------------------------
Net premiums written              $374,901           $371,349
  % Increase (decrease)              1.0%              (5.9)%
Net premiums earned                360,974            383,380
  % Increase (decrease)             (5.8)%             (0.9)%
Underwriting gain (loss)
  (before tax)                     (27,686)           (54,249)
Loss ratio                          58.7%              69.8%
Loss expense ratio                  14.3%              12.2%
Underwriting expense ratio          33.5%              33.2%
Combined ratio                     106.5%             115.2%
Impact of catastrophe losses
  on combined ratio                  0.9%               0.5%


All other                             2002               2001
--------------------------------------------------------------
Revenues                          $   (448)           $ 1,027
Expenses                             1,342              3,581
--------------------------------------------------------------
Net income (loss)                  $(1,790)           $(2,554)

Reconciliation of
Revenues                              2001               2000
--------------------------------------------------------------
Net premiums earned for
  reportable segments             $360,974           $383,380
Investment income                   50,700             50,723
Realized gains (losses)             22,509             10,350
Miscellaneous income                    30                 46
--------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)       434,213            444,499
Property and casualty statutory
  to GAAP adjustment                   975              1,863
--------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)            435,188            446,362
Other segment revenues                (448)             1,027
--------------------------------------------------------------
Total revenues                    $434,740           $447,389
==============================================================

Reconciliation of
Underwriting gain (loss)
(before tax)                          2002               2001
--------------------------------------------------------------
Property and casualty under-
  writing gain (loss)
  (before tax)
  (Statutory basis)               $(27,686)          $(54,249)
Statutory to GAAP adjustment        (2,422)           (10,390)
--------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (GAAP basis)                     (30,108)           (64,639)
Net investment income               50,902             51,280
Realized gains (losses)             22,831             12,613
Other income (losses)               (2,499)            (4,934)
--------------------------------------------------------------
Income (loss) from continuing
 operations before income taxes   $ 41,126          $  (5,680)
==============================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationship asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, allocation of the purchase price was made to agent relationships and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets. Periodically, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. In the first quarter of 2002, the Corporation wrote off the agent relationships asset by $5.3 million for agency cancellations. The first quarter of 2001 included a write off of $4.4 million to the agent relationship asset for agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining amortization period of approximately 21 years. Additional information related to agent relationships is included in Note 1G, Agent Relationships on page 29 of the Corporation's 2001 Annual Report to Shareholders.


NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In 2001, the Corporation introduced into limited production a new internally developed application for issuing and maintaining insurance policies. The Corporation continued the roll out of the new application for additional lines of business in the first quarter of 2002. The Corporation is capitalizing the costs incurred to develop this software used in the Corporation's operations. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten
years from the date placed into service.   Upon full implementation in 2003,
the new application should impact results by approximately $4 to $5 million per year in amortization expense until 2012. Although management believes the asset represents its fair value, the useful life of the internally developed software was determined by using certain assumptions and estimates. Inherent changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income. For all internally developed software, unamortized software costs and accumulated amortization in the consolidated balance sheet were $45.0 million and $1.5 million at March 31, 2002, and $41.4 million and $1.0 million at December 31, 2001.


NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The issuance and related costs are being amortized over the life of the bonds and are being recorded as interest expense. The Corporation uses the effective interest rate method to record the interest and related interest amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria has been met for conversion. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

During the twelve months commencing                Redemption Price
-----------------------------------                ----------------
March 23, 2005                                          102%
March 19, 2006                                          101%
March 19, 2007 until maturity of the notes              100%

The holders of the notes may require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount.


NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). Under the terms of the transaction, OCNJ may have a contingent liability of up to $15.6 million to be paid to Proformance to maintain a premiums-to-surplus ratio of 2.5 to 1 on the transferred business during the next three years. At March 31, 2002, it is not possible to determine the likelihood of this liability and, therefore, has not been recognized in the financial statements.


NOTE IX - TREASURY STOCK
In the first quarter of 2002, the Corporation retired 22 million shares of its treasury stock. The retirement did not have a net impact on total shareholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $26.9 million, or $0.44 per share for the first quarter ending March 31, 2002. In the same quarter of 2001, the Corporation reported a net loss of $4.1 million, or $0.07 per share.

Operating Income

For the first quarter of 2002, the Corporation reported net operating income, which differs from net income by the exclusion of realized investment gains (losses), of $12.0 million, or $0.20 per share, compared with an operating loss of $12.3 million, or $0.20 per share for the first three months of 2001. The improvement was due to overall improved loss results driven by underwriting actions and improved pricing. Improved loss results are discussed further in the Statutory Results section below and improved pricing is discussed further in the Segment Discussion section below.

Premium Revenue Results

Net income and operating income reflect premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes the increase (decrease) in property and casualty premium results compared with same period prior year results:

			   2002 increase (decrease) from 2001 ($ in millions)
			   Gross Premiums                      Net Premiums
			      Written                            Written
			   First Quarter                       First Quarter
			   -------------                       -------------
Business Units
--------------
Commercial Lines               $13.4                               $14.4
Specialty Lines                 13.0                                 9.5
Personal Lines                 (19.8)                              (20.3)
			       ------                              ------
All Lines                        6.6                                 3.6

Agency cancellations, withdrawal from certain states, and the exit from the New Jersey private passenger auto market led to the 12.5% decrease in personal lines net premiums written for the current quarter compared to the same quarter one year ago. The Commercial Lines increase was driven by renewal price increases. Renewal price increases in the umbrella line of business in the Specialty Lines contributed to the increase in premiums in the current quarter. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements, including policies previously issued through Great American's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

New Jersey is the Group's largest state with 16.7% of the total net premiums written in the first quarter of 2002. In recent years, New Jersey's legislative and regulatory environments have become less favorable to the Group. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile. In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance Insurance Company. The Group began to cease writing new and renewal business in the New Jersey private passenger auto and personal umbrella markets in March 2002. New Jersey private passenger auto and personal umbrella made up 39.1% of the Group's New Jersey net premiums written in the first quarter of 2002. The Group continues to write all of its other lines of business in the state.

Investment Results

First quarter consolidated before-tax investment income was $50.9 million, or $0.83 per share, decreasing from $51.3 million, or $0.85 per share, for the same period last year. The effective tax rate for the first quarter of 2002 was 32.9% compared with 32.7% for the comparable period in 2001. Although invested assets have increased over the past year, a decline in interest rates led to the slight decrease in investment income.

For the first quarter 2002, consolidated after-tax realized gain was $14.8 million, or $0.24 per share, compared with $8.2 million, or $0.13 per share, for the first three months of 2001. The Group continues to reduce its equity holdings in order to reduce the effect on statutory surplus of future stock market volatility.

Statutory Results

Management uses statutory financial criteria to analyze the property and casualty results. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. A discussion of the differences between statutory accounting and accounting principles generally accepted in the United States is included in
Item 14 pages 59 and 60 of the Corporation's Form 10-K for the year ended December 31, 2001.

All Lines Discussion

The statutory combined ratio for the first quarter was 106.5%, decreasing from 115.2% in the 2001 first quarter. The improvement in the statutory combined ratio is attributable to price increases and more favorable loss results as discussed further in Segment Discussion below.

The statutory loss and loss adjustment expense ratios were impacted negatively in the first quarter of 2002 for adjustments to the provision for prior years' business. In total, this increase in provisions for prior years' losses and loss adjustment expenses added 1.2 points to the statutory combined ratio.

The statutory loss adjustment expense ratio for the first three months of 2002 was 14.3%, 2.1 points higher than the first quarter 2001 loss adjustment expense ratio of 12.2%. The increase is partially the result of expenditures made to implement loss cost savings initiatives in order to improve loss results while providing superior claims service to policyholders. A portion of the increase is also due to increased estimates of legal costs on claims from prior years.

The first quarter catastrophe losses were $3.3 million and accounted for 0.9 points on the statutory combined ratio. This compares with $1.8 million and a 0.5 point catastrophe impact on the statutory combined ratio for the same period in 2001. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the first quarter of 2002, there were 3 additional catastrophes with the largest catastrophe generating $2.0 million in incurred losses as compared with 3 additional catastrophes in the first quarter of 2001 with the largest catastrophe generating $0.3 million in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 56 and 57 of the Corporation's 2001 Form 10-K.

The first quarter 2001 statutory underwriting expense as a percent of net premiums written was 33.5% compared with 33.2% in the same quarter of 2001. Although the Corporation continues to monitor and manage expenses closely, an increase in commission expense caused a slight increase in the underwriting expense ratio. The increase in commission expense was partially the result of higher than projected bonuses paid due to more favorable than expected 2001 results from the Group's key agents. The elimination of ceding commissions received on umbrella premiums ceded to reinsurers, as previously announced in the 2002 Corporate Strategic Plan update, also contributed to the increase in commission expense. The increase in commission expense was partially offset by a decrease in policyholder dividends incurred. The employee count of 3,233 at March 31, 2002 was down from 3,365 at year-end 2001 and down from 3,450 at March 31, 2001.

Segment Discussion

In June of 2001, the Corporation introduced an organizational structure around three business units: Commercial Lines, Specialty Lines, and Personal Lines.

Commercial Lines

Commercial Lines statutory combined ratio for the first quarter of 2002 decreased 15.3 points to 108.3% from 123.6% in the first quarter of 2001.
The 2002 statutory combined ratio improvement was due to favorable loss results. The first quarter 2002 Commercial Lines loss ratio improved 19.1 points compared with the same period of 2001. Achieving price increases, eliminating and canceling unprofitable business and focusing on underwriting targeted business contributed to the Commercial Lines statutory loss ratio improvement. The Commercial Lines average renewal price increases for direct premiums written improved to 14.9% in the current quarter from 12.3% in the first quarter of 2001.

Negatively impacting the Commercial Lines results were increases in provisions for the general liability and workers' compensation lines of business.

The general liability statutory combined ratio increased in the first quarter of 2002 to 144.4% from 104.8% in the same period of 2001. The line of business was impacted in 2002 by additions to construction defect related reserves and increased estimates of legal costs on claims from prior years. Construction defect claims filed under general liability insurance policies involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments, and office buildings. These claims usually involve multiple parties and carriers. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability. The 2002 accident year statutory combined ratio for general liability was 111.7%, 32.7 points lower than the calendar year results. The loss and loss adjustment expense (LAE) ratio component of the all lines statutory accident year combined ratio measures losses and claims expenses arising from insured events during the year. The loss and LAE ratio component of the all lines statutory calendar year combined ratio includes loss and LAE payments made during the current year and changes in the provision for future loss and LAE payments.

Workers' compensation statutory combined ratio for the first three months of 2002 was 131.4%, compared with 167.4% during the same period last year. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers' Compensation Pool contributed to the unfavorable first quarter of 2002 results.

Specialty Lines

Specialty Lines statutory combined ratio for the first quarter of 2002 was 83.4%, compared with 71.7% in the same period of 2001. Although the statutory combined ratio increased in 2002, the results are still favorable. Renewal price increases in the umbrella line of business averaged 38.4% in the first quarter of 2002, compared with 17.6% for the same quarter in 2001.

Personal Lines

The Personal Lines statutory combined ratio improved to 107.3% in the first quarter of 2002 from 114.1% in the first three months of 2001. The improvement was driven by the results of the homeowners and private passenger auto lines of business.

The statutory combined ratio for homeowners decreased 15.8 points to 107.5% from 123.3%. Catastrophe losses added 8.3 points to the statutory combined ratio in the first quarter of 2002, and 2.8 points in the same period of 2001. The improvement in the homeowners line of business results is partially due to the introduction of insurance scoring, elimination of unprofitable business, improved claims practices and the implementation of rate increases where possible.

Private passenger auto-agency, the Group's largest line, recorded a 2002 three-month statutory combined ratio of 106.0%, decreasing from 110.8% in the first quarter of 2001. The first quarter 2002 private passenger auto-agency loss ratio decreased 5.4 points to 66.6% from 72.0% in the same quarter of 2001. The line's results are also benefiting positively by the implementation of insurance scoring, elimination of unprofitable business, the withdrawal from the New Jersey market and targeted underwriting.
Although the results for the quarter improved in 2002 from 2001, poor underwriting results in New Jersey business continue to impact the line's performance, adding 4.6 points to the statutory loss ratio in the first quarter of 2002, compared with adding 6.4 points in the first three months of 2001.

Since 1999, New Jersey has required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are generally higher risk urban areas. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ. The Group is assigned policies if it does not write the required quota. As of March 31, 2002, the Group has written $1.8 million year to date in UEZ premiums, with $1.7 million in additional assigned premiums compared with $2.9 million in UEZ premiums and $2.5 million in additional assigned premiums through the first three months of 2001. The 2002 first quarter loss ratio on the UEZ premiums was 152.7% and the loss ratio on the assigned business was 194.5%, compared with a loss ratio of 174.6% on UEZ premiums and 255.4% on assigned business for the same period last year.


LIQUIDITY AND FINANCIAL STRENGTH

Investments

At March 31, 2002, the Corporation's fixed income portfolio totaled $2.8 billion, which consisted of 96.5% investment grade and 3.5% below investment grade securities. The fair value of the below investment grade portfolio was $94.8 million at March 31, 2002, compared with $94.3 million at December 31, 2001. The Corporation classifies securities as below investment grade based upon ratings provided by Standard & Poor's Ratings Group, Moody's Investors Service or other rating agencies, including the National Association of Insurance Commissioners (NAIC).

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

At March 31, 2002, the Corporation's equity portfolio was 13.7%, or $453.8 million, of the total investment portfolio. The Corporation marks the value of its equity portfolio to fair market value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2002, the equity portfolio consisted of stocks of 45 separate entities in 35 different industries. As of March 31, 2002, 37.9% of the Corporation's equity portfolio was invested in five companies and the largest single position was 11.2% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2001.

Cash Flow

Net cash generated by operations was $24.1 million for the first three months of the year compared with cash used of $2.5 million for the same period in 2001. Improved underwriting profitability contributed to the increase in 2002. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances. Cash used in financing operations was $8.8 million in the first three months of 2002 compared with cash used of $10.2 million in the first quarter of 2001. The 2002 cash includes the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Debt

As of March 31, 2002, the Corporation had $199.1 million of outstanding notes payable, compared with $210.2 million at year-end 2001. On March 19, 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance of the outstanding credit facility. In addition, the Corporation terminated the credit facility that made available a $250.0 million revolving line of credit. Interest on the convertible notes is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or in which the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):


During the twelve months commencing                   Redemption Price
-----------------------------------                   ----------------
March 23, 2005                                              102%
March 19, 2006                                              101%
March 19, 2007 until maturity of the notes                  100%

The Corporation also had $5.0 million of debt at March 31, 2002 related to a low interest loan outstanding with the state of Ohio used in conjunction with the purchase of a new home office located in Fairfield, Ohio.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating. On March 11, 2002, Standard & Poor's Rating Services removed its negative outlook and placed a stable outlook on the Group's "BBB" rating. Standard and Poor's Rating Services also announced that it assigned its "BB" senior debt rating on the Corporation's convertible notes. On March 13, 2002, Moody's Investor Services confirmed the Group's "A2" rating and placed a stable outlook on the Group's rating. Moody's Investor Services also announced that it placed a "Baa2" rating on the Corporation's convertible notes. On March 14, 2002, Fitch, Inc. announced that it placed a "BBB-" rating on the Corporation's convertible notes. Fitch, Inc. also placed a stable outlook on its rating.

Legal Proceedings

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group agreed to pay $17.5 million in refunded premiums to eligible 1989 California policyholders. The Group began to make payments in the first quarter of 2001. The remaining liability was $7.8 million as of March 31, 2002.

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


PART II

ITEM 1. Legal Proceedings - Refer to Legal Proceedings as described on Page 14 of this Form 10-Q regarding California Proposition 103.

ITEM 2. Changes in Securities - On March 19, 2002, the Corporation issued and sold, in a private placement, $201.3 million aggregate principal amount of 5.00% Convertible Notes (the Notes) due 2022.

	The Notes were sold to Merrill Lynch & Co., Merrill Lynch,
	Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc.
	and McDonald Investments Inc., as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 (the
	Act), in reliance upon the private placement exemption afforded by Section 4(2) of the Act, and were offered and sold to "qualified institutional buyers" under Rule 144A of the Act. Pursuant to a registration rights agreement entered into in connection with the private offering, the Corporation has agreed to file a registration statement under the Act to permit registered resales of the Notes and the common shares issuable upon conversion of the Notes.

	The aggregate offering price of the Notes was $201.3 million, 100% of the principal amount thereof. The purchase price paid to the Corporation by the initial purchasers was the initial offering price less a discount of 3.333% of the principal amount of the Notes. The net proceeds of $194.0 million from the sale of the Notes were used to repay borrowings under the Corporation's revolving credit facility.

	The Notes are convertible, upon the occurrence of certain events, into common shares of the Corporation at an initial conversion rate of 44.2112 common shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $22.62 per share. The conversion rate is subject to adjustment in certain circumstances. The Corporation's common shares are traded on the Nasdaq National Market under the symbol "OCAS". The conversion rights include:

	1. Conversion Rights Based on Common Share Price. If, as of the last day of any calendar quarter beginning with the quarter ending June 30, 2002, the sale price of the Corporation's common shares for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such quarter is more than 110% of the conversion price, then on or after the first day of the following quarter holders may surrender Notes for conversion into common shares at any time at their option until the close of business for that calendar quarter.
	2. Conversion Rights Based on Credit Ratings Downgrade. Holders may also surrender Notes for conversion during any period in which the credit rating assigned to the Notes is a Ba2 or lower by Moody's or B+ or lower by Standard & Poor's, the Notes are no longer rated by either Moody's or Standard &
	   Poor's, or the credit ratings assigned to the Notes have been suspended or withdrawn by either Moody's or Standard & Poor's. The Notes will cease to be convertible pursuant to this paragraph during any period or periods in which all of the credit ratings are increased above such levels.
	3. Conversion Rights Upon Occurrence of Certain Corporate Transactions. If the Corporation is party to a consolidation, merger or binding share exchange pursuant to which the Corporation's common shares would be converted into cash, securities or other property, the Notes may be surrendered for conversion at any time from and after the date which is 15 days prior to the anticipated effective date of the transaction until 15 days after the actual date of such transaction and, at the effective time, the right to convert Notes into common shares will be changed into a right to convert it into the kind and amount of cash, securities or other property which the holder would have received if the holder had converted the holder's Notes immediately prior to the transaction. If such transaction also constitutes a change in control, the holder will be able to require the Corporation to purchase all or a potion of such holder's Notes.


ITEM 3. Defaults Upon Senior Securities - None


ITEM 4. Submission of Matters to a Vote of Security Holders -

	At the annual meeting on April 17, 2002, shareholders voted on board of director seats.

	Elected for terms expiring in 2005 included:
	  Terrence J. Baehr       For  47,349,458;  votes withheld 4,881,430
	  Dan R. Carmichael       For  47,343,115;  votes withheld 4,887,773
	  Catherine E. Dolan      For  46,869,999;  votes withheld 5,360,889
	  Philip G. Heasley:      For  47,314,616;  votes withheld 4,916,272

	Elected for terms expiring in 2004 included:
	  Ralph S. Michael III:   For  47,317,781;  votes withheld 4,913,107

	Elected for terms expiring in 2003 included:
	  Jan H. Suwinski:        For  47,334,013;  votes withheld 4,896,875

	Three directors retired  at the meeting.  They included:   Vaden
	Fitton, Arthur J. Bennert, and Wayne R. Embry.

	The other directors whose term of office continued after the meeting were: Jack E. Brown, Stephen S. Marcum, Stanley N. Pontius, Edward T. Roeding and Howard L. Sloneker III.

	At the annual meeting on April 17, 2002, shareholders approved a proposal for the 2002 Stock Incentive Plan. The plan was approved with a final vote of:
	  For  36,894,995;  Against  8,495,154;  Abstentions  518,195

	At the annual meeting on April 17, 2002, shareholders approved a proposal for the 2002 Employees Stock Purchase Plan. The plan was approved with a final vote of:
	  For  43,331,616;  Against  2,101,393;  Abstentions  475,335


ITEM 5. Other Information - The Corporation announced on May 7, 2002 the election of General Counsel Debra K. Crane, JD, for corporate secretary of Ohio Casualty Corporation, replacing Senior Vice President and Director Howard L. Sloneker III. Howard retains his position as a Senior Vice President and a Director on the Corporation's Board of Directors.

ITEM 6. Exhibits and reports on Form 8-K -

  I.  Reports on Form 8-K:

      (a) The Corporation filed a Form 8-K on January 4, 2002 to report under Items 5 and 7, the Corporation's agreement to transfer its private passenger automobile business renewal obligations from Ohio Casualty of New Jersey, Inc. to Proformance Insurance Company. An exhibit to the Form 8-K consisted of a press release dated December 19, 2001, announcing the transaction.

      (b) The Corporation filed a Form 8-K on March 6, 2002 to report on Items 5 and 7, the filing of a press release announcing an update to the projected financial results of the Corporation's Corporate Strategic Plan. An exhibit to the
	   Form 8-K consisted of that press release dated February 5, 2002.

      (c) The Corporation filed a Form 8-K on March 11, 2002 to report under Items 5 and 7, the Corporation's intention to commence a private offering of convertible notes. An exhibit to the Form 8-K consisted of a press release dated March 11, 2002, announcing the intended private placement.

      (d) The Corporation filed a Form 8-K on March 14, 2002 to report under Items 5 and 7, the pricing of the Corporation's convertible notes to be issued in a private placement. An exhibit to the Form 8-K consisted of a press release dated March 14, 2002, announcing the pricing.

      (e) The Corporation filed a Form 8-K on March 19, 2002 to report under Items 5 and 7, the sale of the Corporation's convertible notes in a private placement. An exhibit to the Form 8-K consisted of a press release dated March 19, 2002, announcing the completion of the private placement.



  II. Exhibits:

       4 Registration Rights Agreement between the registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc. and McDonald
	    Investments, Inc. dated as of March 29, 2002.

      10.1 First Amendment to Ohio Casualty Corporation 1999 Warrant Agreement between the registrant and Great American Insurance Company effective April 15, 2002.

      10.2  Ohio Casualty Corporation 2002 Stock Incentive Program.

      10.3  Ohio Casualty Corporation 2002 Employee Stock Purchase Plan.

				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					 OHIO CASUALTY CORPORATION
				     ---------------------------------
					       (Registrant)





May 14, 2002                         /s/ Donald F. McKee
				     -----------------------------------
				     Donald F. McKee, Chief Financial
				     Officer (on behalf of Registrant and
				     as Principal Accounting  Officer).