Form 10-Q
period 2002-06-30
OHIO CASUALTY CORP
filed 2002-08-14
CIK 73952

==============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			 Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarter ended June 30, 2002.
			  -------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from             to
				    ---------     ---------

Commission File Number 000-05544

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

					      Yes   X       No

    The aggregate market value as of August 1, 2002 of the voting stock held by non-affiliates of the registrant was $1,019,172,690.

    On August 1, 2002 there were 60,636,753 shares outstanding.


				 Page 1 of 21
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		      Ohio Casualty Corporation & Subsidiaries
			     CONSOLIDATED BALANCE SHEET

						    June 30,      December 31,
(In thousands, except per share data) (Unaudited)     2002            2001
------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,886,552 and $2,729,998)     $2,953,178      $2,772,104
   Equity securities, at fair value
	  (cost:   $92,158 and $110,206)             403,544         488,988
   Short-term investments, at fair value
	  (cost:   $28,083 and $54,785)               28,083          54,785
------------------------------------------------------------------------------
	  Total investments                        3,384,805       3,315,877
Cash                                                   5,130          37,499
Premiums and other receivables, net of allowance
   for bad debts of $6,800 and $8,400,
   respectively                                      370,079         341,986
Deferred policy acquisition costs                    175,834         166,759
Property and equipment, net of accumulated
   depreciation of $139,834 and $133,213,
   respectively                                      103,849          99,810
Reinsurance recoverable                              307,990         237,688
Agent relationships, net of accumulated
  amortization of $41,801 and $36,310,
  respectively                                       227,888         241,022
Interest and dividends due or accrued                 43,289          43,319
Other assets                                          25,379          40,659
------------------------------------------------------------------------------
	 Total assets                             $4,644,243      $4,524,619
==============================================================================

Liabilities
Insurance reserves:
   Losses                                         $1,823,418      $1,746,828
   Loss adjustment expenses                          422,706         403,894
   Unearned premiums                                 688,593         666,739
Notes payable                                        198,902         210,173
California Proposition 103 reserve                     7,780           7,816
Deferred income taxes                                  4,399           3,124
Other liabilities                                    400,022         406,013
------------------------------------------------------------------------------
	 Total liabilities                         3,545,820       3,444,587

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000; 150,000
   Issued shares:  72,418; 94,418                      9,052           11,802
Additional paid-in capital                                 -            4,152
Common stock purchase warrants                        21,138           21,138
Accumulated other comprehensive income               246,492          274,359
Retained earnings                                    977,601        1,221,447
Treasury stock, at cost:
   (Shares:  11,809; 34,312)                        (155,860)        (452,866)
------------------------------------------------------------------------------
	 Total shareholders' equity                1,098,423        1,080,032
------------------------------------------------------------------------------
	 Total liabilities and shareholders'
	    equity                                $4,644,243       $4,524,619
==============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		       STATEMENT OF CONSOLIDATED INCOME

							   Three Months
							  Ended June 30,
(in thousands, except per share data) (Unaudited)       2002          2001
----------------------------------------------------------------------------
Premiums and finance charges earned                  $364,708      $376,575
Investment income less expenses                        50,700        52,120
Investment gains realized, net                          9,491        42,419
----------------------------------------------------------------------------
	 Total revenues                               424,899       471,114

Losses and benefits for policyholders                 223,897       263,853
Loss adjustment expenses                               53,553        43,704
General operating expenses                             24,498        26,278
Amortization of agent relationships                     2,742         2,855
Write-off of agent relationships                        2,379         2,870
Early retirement charge                                     -         9,600
Amortization of deferred policy acquisition costs      92,910        94,349
Depreciation expense                                    2,773         2,445
Amortization of software                                1,548         1,190
----------------------------------------------------------------------------
	 Total expenses                               404,300       447,144
----------------------------------------------------------------------------
Income before income taxes                             20,599        23,970

Income tax expense:
   Current                                              4,240         4,703
   Deferred                                             3,295         2,616
----------------------------------------------------------------------------
	 Total income tax expense                       7,535         7,319
----------------------------------------------------------------------------

Net income                                             13,064        16,651
============================================================================

Average shares outstanding - basic                     60,442        60,072
============================================================================

Earnings per share - basic:
Net income, per share                                $   0.22      $   0.28

Average shares outstanding - diluted                   61,496        60,089
============================================================================

Earnings per share - diluted:
Net income, per share                                $   0.21      $   0.28
============================================================================

Cash dividends, per share                            $   0.00      $   0.00
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		    Ohio Casualty Corporation & Subsidiaries
			STATEMENT OF CONSOLIDATED INCOME

							    Six Months
							  Ended June 30,
(in thousands, except per share data) (Unaudited)       2002          2001
----------------------------------------------------------------------------
Premiums and finance charges earned                  $725,715      $760,070
Investment income less expenses                       101,602       103,400
Investment gains realized, net                         32,322        55,032
----------------------------------------------------------------------------
	 Total revenues                               859,639       918,502

Losses and benefits for policyholders                 435,666       531,526
Loss adjustment expenses                              105,026        90,450
General operating expenses                             50,742        57,905
Amortization of agent relationships                     5,491         5,728
Write-off of agent relationships                        7,644         7,274
Early retirement charge                                     -         9,600
Amortization of deferred policy acquisition costs     185,134       190,560
Depreciation expense                                    5,145         4,746
Amortization of software                                3,066         2,423
----------------------------------------------------------------------------
	 Total expenses                               797,914       900,212
----------------------------------------------------------------------------

Income before income taxes                             61,725        18,290

Income tax expense:
   Current                                              5,507         4,703
   Deferred                                            16,281         1,031
----------------------------------------------------------------------------
	 Total income tax expense                      21,788         5,734
----------------------------------------------------------------------------
Net income                                             39,937        12,556
============================================================================

Average shares outstanding - basic                     60,314        60,072
============================================================================

Earnings per share - basic:
Net income, per share                                $   0.66      $   0.21

Average shares outstanding - diluted                   61,287        60,080
============================================================================

Earnings per share - diluted:
Net income, per share                                $   0.65      $   0.21

Cash dividends, per share                            $   0.00      $   0.00
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

			 Ohio Casualty Corporation and Subsidiaries
				  STATEMENT OF CONSOLIDATED
				   SHAREHOLDERS' EQUITY AND
				  OTHER COMPREHENSIVE INCOME


								      Accumulated
					 Additional      Common          other                                  Total
(in thousands, except per       Common     paid-in   stock purchase  comprehensive  Retained      Treasury   shareholders'
share data) (Unaudited)          Stock     capital      warrants         income     earnings       stock        equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2001                $11,802     $ 4,180      $ 21,138      $ 409,904     $ 1,122,867  $ (453,300)  $ 1,116,591

Net income                                                                               12,556                    12,556
Net change in unrealized gain
   net of deferred income tax
   of $23,149                                                           (42,992)                                  (42,992)
													       -----------
Comprehensive loss                                                                                                (30,436)
Net issuance of stock
   under stock aware
   plan (0 shares)                              (7)                                                       3            (4)
--------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2001                  $11,802     $ 4,173      $ 21,138      $ 366,912     $ 1,135,423  $ (453,297)  $ 1,086,151
==========================================================================================================================

Balance
January 1, 2002                $11,802     $ 4,152      $ 21,138      $ 274,359     $ 1,221,447  $ (452,866)  $ 1,080,032

Net income                                                                               39,937                    39,937
Net change in unrealized gain
   net of deferred income tax
   of $15,006                                                           (27,867)                                  (27,867)
													       -----------
Comprehensive income                                                                                               12,070
Net issuance of stock
   under stock award
   plan (504 shares)                          (124)                                        (186)      6,631         6,321
Retirement of treasury stock    (2,750)     (4,028)                                    (283,597)    290,375             -
--------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2002                  $ 9,052     $     -      $ 21,138      $ 246,492     $   977,601  $ (155,860)  $ 1,098,423
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		  Ohio Casualty Corporation and Subsidiaries
		     STATEMENT OF CONSOLIDATED CASH FLOWS

							   Six Months
							  Ended June 30,
(in thousands) (Unaudited)                             2002            2001
-----------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                            $  39,937       $  12,556
      Adjustments to reconcile net income to
      cash from operations:
	 Changes in:
	    Insurance reserves                       117,256          82,843
	    Income taxes                              25,487          30,790
	    Premiums and other receivables           (28,093)         (8,270)
	    Deferred policy acquisition costs         (9,075)          2,656
	    Reinsurance recoverable                  (70,302)        (46,190)
	    Other assets                               1,208           2,762
	    Other liabilities                        (32,075)        (15,644)
	    California Proposition 103 reserves          (36)         (8,717)
	 Amortization and write-off of agent
	   relationships                              13,135          13,002
	 Depreciation and amortization                 7,811           3,855
	 Investment (gains) losses                   (32,322)        (55,032)
-----------------------------------------------------------------------------
	    Net cash generated by operating
	      activities                              32,931          14,611
-----------------------------------------------------------------------------

Investing
   Purchase of investments:
      Fixed income securities - available for sale  (651,729)       (802,190)
      Equity securities                                    -          (2,660)
   Proceeds from sales:
      Fixed income securities - available for sale   482,649         693,615
      Equity securities                               66,396          88,222
   Proceeds from maturities and calls:
      Fixed income securities - available for sale    27,835          50,640
      Equity securities                                    -               -
   Property and equipment
      Purchases                                      (12,260)         (7,015)
      Sales                                              216             588
-----------------------------------------------------------------------------
	 Net cash generated (used) from investing
	   activities                                (86,893)         21,200
-----------------------------------------------------------------------------

Financing
   Notes payable:
      Proceeds                                       194,042               -
      Repayments                                    (205,313)        (10,312)
   Proceeds from exercise of stock options             6,163               1
   Dividends paid to shareholders                          -               -
-----------------------------------------------------------------------------
	 Net cash used in financing activities        (5,108)        (10,311)
-----------------------------------------------------------------------------

Net change in cash and cash equivalents              (59,070)         25,500
Cash and cash equivalents, beginning of period        92,284          90,044
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period           $  33,214       $ 115,544
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


NOTE II - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The Corporation adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The adoption of the statement did not have an impact on the Corporation's financial position and results of operations. The Corporation's only current intangible asset, agent relationships, is reported on the balance sheet in accordance with the standards and is being amortized over its useful life. The agent relationships intangible asset is evaluated periodically for possible impairment.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted the new rules for accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. The adoption of the statement did not impact the Corporation's financial position and results of operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit of Disposal Activities", which addresses recognizing costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

				     Three months ended         Six months ended
					   June 30                  June 30
				       2002       2001          2002        2001
				       ----       ----          ----        ----
Income from continuing operations   $13,064    $16,651       $39,937     $12,556

Weighted average common shares
   outstanding - basic               60,442     60,072        60,314      60,072

Basic income from continuing
   operations - per average share   $  0.22    $  0.28       $  0.66     $  0.21
=================================================================================
Weighted average common shares
   outstanding                       60,442     60,072        60,314      60,072

Effect of dilutive securities         1,054         17           973           8
---------------------------------------------------------------------------------
Weighted average common shares
   outstanding - diluted             61,496     60,089        61,287      60,080

Diluted income from continuing
   operations - per average share   $  0.21    $  0.28       $  0.65     $  0.21
=================================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting, which were organized by product line prior to the second quarter of 2001. The Corporation adopted a new Corporate Strategic Plan in the second quarter of 2001 that realigned its method of internal reporting during the quarter to three reportable segments. In accordance with SFAS 131, the Corporation has elected to restate prior period segment information in order to present comparable segment information. The new property and casualty segments are Commercial Lines, Specialty Lines, and Personal Lines. Commercial Lines includes workers' compensation, general liability, CMP, fire, inland marine, and commercial auto. Specialty Lines includes umbrella, fidelity and surety. Personal Lines includes private passenger auto, homeowners, fire, inland marine, and umbrella. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income.

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

			 Six Months Ended June 30
			      (in thousands)

Commercial Lines                            2002                2001
---------------------------------------------------------------------
Net premiums written                    $399,057            $364,142
   % Increase (decrease)                   9.5%               (5.1)%
Net premiums earned                      353,321             359,438
   % Increase (decrease)                  (1.7)%              (0.5)%
Underwriting gain (loss)
   (before tax)                          (40,306)            (75,918)
Loss ratio                                55.6%               70.2%
Loss expense ratio                        16.4%               14.6%
Underwriting expense ratio                34.9%               35.9%
Combined ratio                           106.9%              120.7%


Specialty Lines                             2002                2001
---------------------------------------------------------------------
Net premiums written                     $84,766             $66,968
   % Increase (decrease)                  26.5%               26.7%
Net premiums earned                       68,666              64,195
   % Increase (decrease)                   6.9%               30.8%
Underwriting gain (loss)
   (before tax)                            1,007              15,245
Loss ratio                                37.5%               34.3%
Loss expense ratio                         9.0%                5.1%
Underwriting expense ratio                42.2%               35.3%
Combined ratio                            88.7%               74.7%


Personal Lines                              2002                2001
---------------------------------------------------------------------
Net premiums written                    $266,324            $329,622
   % Increase (decrease)                 (19.2)%              (3.1)%
Net premiums earned                      303,676             335,985
   % Increase (decrease)                  (9.6)%              (2.9)%
Underwriting gain (loss)
   (before tax)                          (25,868)            (46,687)
Loss ratio                                70.2%               76.6%
Loss expense ratio                        13.5%               10.3%
Underwriting expense ratio                28.3%               27.5%
Combined ratio                           112.0%              114.4%


Total Property & Casualty                   2002                2001
---------------------------------------------------------------------
Net premiums written                    $750,147            $760,732
   % Increase (decrease)                  (1.4)%              (2.1)%
Net premiums earned                      725,663             759,618
   % Increase (decrease)                  (4.5)%               0.4%
Underwriting gain (loss)
   (before tax)                          (65,167)           (107,360)
Loss ratio                                60.0%               70.0%
Loss expense ratio                        14.5%               11.9%
Underwriting expense ratio                33.3%               32.2%
Combined ratio                           107.8%              114.1%
Impact of catastrophe losses
  on combined ratio                        1.8%                2.7%


All other                                   2002                2001
---------------------------------------------------------------------
Revenues                                 $  (188)            $ 3,411
Expenses                                   3,487               7,011
---------------------------------------------------------------------
Net loss                                 $(3,675)            $(3,600)


Reconciliation of Revenues                  2002                2001
---------------------------------------------------------------------
Net premiums earned for
  reportable segments                   $725,663            $759,618
Investment income                        101,134             102,571
Realized gains (losses)                   33,731              50,668
Miscellaneous income                          51                 352
---------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)             860,579             913,209
Property and casualty statutory
  to GAAP adjustment                        (752)              1,882
---------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                  859,827             915,091
Other segment revenues                      (188)              3,411
---------------------------------------------------------------------
Total revenues                          $859,639            $918,502
=====================================================================


Reconciliation of underwriting
gain (loss) (before tax)                    2002                2001
---------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (Statutory basis)                     $(65,167)          $(107,360)
Statutory to GAAP adjustment              (1,519)            (23,852)
---------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (GAAP basis)                           (66,686)           (131,212)
Net investment income                    101,602             103,400
Realized gains (losses)                   32,322              55,032
Other income (losses)                     (5,513)             (8,930)
---------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes        $ 61,725           $  18,290
=====================================================================

			 Three months ended June 30
			       (in thousands)


Commercial Lines                            2002                2001
---------------------------------------------------------------------
Net premiums written                    $206,242            $185,719
   % Increase (decrease)                  11.1%               (0.2)%
Net premiums earned                      179,146             177,019
   % Increase (decrease)                   1.2%               (0.6)%
Underwriting gain (loss)
   (before tax)                          (19,134)            (34,870)
Loss ratio                                57.1%               67.0%
Loss expense ratio                        14.7%               14.3%
Underwriting expense ratio                33.8%               36.6%
Combined ratio                           105.6%              117.9%


Specialty Lines                             2002                2001
---------------------------------------------------------------------
Net premiums written                     $45,316             $36,949
   % Increase (decrease)                  22.6%               33.9%
Net premiums earned                       38,730              33,122
   % Increase (decrease)                  16.9%               30.1%
Underwriting gain (loss)
   (before tax)                               39               6,125
Loss ratio                                38.3%               42.7%
Loss expense ratio                        12.1%                5.6%
Underwriting expense ratio                42.3%               29.8%
Combined ratio                            92.7%               78.1%


Personal Lines                              2002                2001
---------------------------------------------------------------------
Net premiums written                    $123,688            $166,715
   % Increase (decrease)                 (25.8)%              (1.1)%
Net premiums earned                      146,813             166,097
   % Increase (decrease)                 (11.6)%              (0.1)%
Underwriting gain (loss)
   (before tax)                          (18,386)            (24,366)
Loss ratio                                72.8%               79.0%
Loss expense ratio                        15.3%                9.9%
Underwriting expense ratio                29.0%               25.7%
Combined ratio                           117.1%              114.6%


Total Property & Casualty                   2002                2001
---------------------------------------------------------------------
Net premiums written                    $375,246            $389,383
   % Increase (decrease)                  (3.6)%               1.9%
Net premiums earned                      364,689             376,238
   % Increase (decrease)                  (3.1)%               1.8%
Underwriting gain (loss)
   (before tax)                          (37,481)            (53,111)
Loss ratio                                61.4%               70.1%
Loss expense ratio                        14.7%               11.6%
Underwriting expense ratio                33.2%               31.3%
Combined ratio                           109.3%              113.0%
Impact of catastrophe losses on
   combined ratio                          2.8%                5.0%


All other                                   2002                2001
---------------------------------------------------------------------
Revenues                                 $   260             $ 2,385
Expenses                                   2,145               3,431
---------------------------------------------------------------------
Net loss                                 $(1,885)            $(1,046)


Reconciliation of Revenues                  2002                2001
---------------------------------------------------------------------
Net premiums earned for
  reportable segments                   $364,689            $376,238
Investment income                         50,434              51,848
Realized gains (losses)                   11,222              40,318
Miscellaneous income                          21                 306
---------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)             426,366             468,710
Property and casualty statutory to
  GAAP adjustment                         (1,727)                 19
---------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                  424,639             468,729
Other segment revenues                       260               2,385
---------------------------------------------------------------------
Total revenues                          $424,899            $471,114
=====================================================================


Reconciliation of underwriting
gain (loss) (before tax)                    2002                2001
---------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (Statutory basis)                     $(37,481)           $(53,111)
Statutory to GAAP adjustment                 903             (13,462)
---------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
  (GAAP basis)                           (36,578)            (66,573)
Net investment income                     50,700              52,120
Realized gains (losses)                    9,491              42,419
Other income (losses)                     (3,014)             (3,996)
---------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes        $ 20,599           $  23,970
=====================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationship asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, allocation of the purchase price was made to agent relationships and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets. Periodically, agent relationships are evaluated for possible inability to recover their carrying amount. In the second quarter of 2002, the Corporation wrote off the agent relationships asset by $2.4 million before tax for agency cancellations. The second quarter of 2001 included a before-tax write-off of $2.9 million to the agent relationship asset for agency cancellations. Over the remaining 21 years, the Corporation anticipates that based on new events or circumstances additional write-offs for impairment will be made. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining amortization period of approximately 21 years. Additional information related to agent relationships is included in Note 1G, Agent Relationships on page 29 of the Corporation's 2001 Annual Report to Shareholders.


NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In 2001, the Group introduced into limited production a new internally developed application, which the Company has named P.A.R.I.S.sm, a policy administration, rating and issuance system. The Group continued the roll out of the new application for additional lines of business in 2002. The Group is capitalizing the costs incurred to develop this software used in the Group's operations. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service. Recently the Group decided to convert Personal Lines to P.A.R.I.S.sm. Therefore, full implementation is not anticipated to occur until 2004. The expected impact on results in 2003 is approximately
$4 to $5 million before tax in amortization expense. Although management believes the carrying value of the asset represents its fair value, the useful life of the internally developed software was determined by using certain assumptions and estimates. Changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income. For all internally developed software, unamortized software costs and accumulated amortization in the consolidated balance sheet were $47.8 million and $2.1 million at June 30, 2002, and $41.4 million and $1.0 million at December 31, 2001.


NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The issuance and related costs are being amortized over the life of the bonds and are being recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria has been met for conversion. As of June 30, 2002, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for this convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

During the twelve months commencing                 Redemption Price
-----------------------------------                 ----------------
March 23, 2005                                            102%
March 19, 2006                                            101%
March 19, 2007 until maturity of the notes                100%

The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount.


NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). Under the terms of the transaction, OCNJ may have a contingent liability of up to $15.6 million to be paid to Proformance to maintain a premiums-to-surplus ratio of 2.5 to 1 on the transferred business during the next three years. As of June 30, 2002, the Corporation has evaluated the contingency and although the Group's remaining New Jersey private passenger auto business has produced poor results, Proformance's ability to charge different rates and other factors have caused the Corporation to conclude that the likelihood of this liability is not possible to determine at this time and, therefore, has not recognized a liability in the financial statements. The Corporation will continue to monitor the contingency for any future liability recognition.


NOTE IX - TREASURY STOCK
In the first quarter of 2002, the Corporation retired 22 million shares of its treasury stock. The retirement did not have a net impact on total shareholders' equity.


NOTE X - REINSURANCE
The Group purchases reinsurance coverage to protect against large or catastrophic losses. The reinsurance recoverable asset reflects amounts currently due from reinsurers and significant amounts of reserves for future claims that are expected to be recoverable from reinsurers. The reserves are estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. Amounts recoverable from reinsurers are estimated in a manner consistent with reinsurance contracts. The Group continues to update its estimate of the reserves, reflecting significant premium growth in the commercial umbrella line of business, which is the most heavily reinsured line of business. Additionally, the Group continues to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. For the reinsurance recoverable asset, reserves for losses and loss adjustment expense were $243.2 million at June 30, 2002 and $168.7 million at December 31, 2001.


NOTE XI - SUBSEQUENT EVENTS
On July 31, 2002, the Corporation entered into a revolving credit agreement with LaSalle Bank National Association as lender and agent, and certain other lenders. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80 million to meet general corporate needs. The credit agreement will expire on March 15, 2005. The credit agreement is included as an exhibit to this Form 10-Q.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $39.9 million, or $0.65 per share for the six months ending June 30, 2002, compared with $12.6 million, or $0.21 per share in the same quarter of 2001. For the second quarter of 2002, net income was $13.1 million, or $0.21 per share, compared with $16.7 million, or $0.28 per share in the second quarter of 2001.

Operating Income

For the first six months of 2002, the Corporation reported net operating income, which differs from net income by the exclusion of realized investment gains (losses), of $18.9 million, or $0.31 per share, compared with an operating loss of $23.2 million, or $0.39 per share for the first six months of 2001. Underwriting actions and improved pricing led to overall improved loss results and operating income. Improved loss results are discussed further in the Statutory Results section below and improved pricing is discussed further in the Segment Discussion section below. The Corporation reported net operating income of $6.9 million, or $0.11 per share for the second quarter of 2002, compared with an operating loss of $10.9 million, or $0.18 per share in the comparable period of 2001.

Premium Revenue Results

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

The table below summarizes the increase (decrease) in property and casualty premium results compared with same period prior year results:

			2002 increase (decrease) from 2001 ($ in millions)
			Gross Premiums Written      Net Premiums Written
			  Second       Year          Second       Year
			  Quarter     To Date        Quarter     To Date
			  -------     -------        -------     -------
Business Units
--------------
Commercial Lines          $ 20.1      $ 33.4         $ 20.5      $ 34.9
Specialty Lines             12.3        25.3            8.4        17.8
Personal Lines             (47.8)      (67.6)         (43.0)      (63.3)
			  -------     -------        -------     -------
All Lines                 $(15.4)     $ (8.9)        $(14.1)     $(10.6)

The expected decrease in Personal Lines premiums written was driven by actions to cancel the most unprofitable agents and withdraw from selected states, including the exit from the New Jersey private passenger auto market. These actions contributed to the $42.6 million decrease in Personal Lines net premiums written in the second quarter of 2002. The Group's exit from the New Jersey private passenger auto market, which began in March 2002, made up $30.3 million of the decrease. The Commercial Lines increase was driven by renewal price increases. Renewal price increases in the umbrella line of business in the Specialty Lines contributed to the increase in premiums in the current quarter. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements, including policies previously issued through Great American's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

New Jersey is the Group's largest state with 14.1% of the total net premiums written in the first six months of 2002, compared with 17.5% of the Group's total net premiums written for the same period of 2001. For the second quarter of 2002, 10.8% of the Group's total net premiums written were for policyholders in New Jersey, compared with 17.4% of the Group's total net premiums written in the same quarter of 2001. In recent years, New Jersey's legislative and regulatory environments have become less favorable to the Group. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile. In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance Insurance Company. The Group began to cease writing new and renewal business in the New Jersey private passenger auto and personal umbrella markets in March 2002. New Jersey private passenger auto and personal umbrella made up 24.9% of the Group's New Jersey net premiums written in the first six months of 2002 and 4.3% in the second quarter of 2002. The Group continues to write all of its other lines of business in the state.

Investment Results

Year-to-date consolidated before-tax investment income was $101.6 million, or $1.66 per share, decreasing from $103.4 million, or $1.72 per share, for the same period last year. The investment income effective tax rate for the first six months of 2002 was 33.4% compared with 33.2% for the comparable period in 2001. Second quarter consolidated before-tax investment income was $50.7 million, or $0.82 per share, compared with $52.1 million, or $0.86 per share for the same period last year. The investment income effective tax rate for the second quarter of 2002 was 33.9%, compared with 33.6% in the second quarter of 2001. Although fixed income assets have increased over the past year, a decline in interest rates on high quality fixed income investments led to the decrease in investment income.

Year-to-date 2002 consolidated after-tax realized gains were $21.0 million, or $0.34 per share, compared with $35.8 million, or $0.60 per share, for the same period of 2001. Consolidated after-tax realized gains amounted to $6.2 million, or $0.10 per share for the quarter ended June 30, 2002, compared with $27.6 million, or $0.46 per share in the second quarter of 2001. Over the past 18 months, the Group has reduced its equity holdings through the sale of equity securities. By the end of the second quarter of 2002, the Group was close to its objective of reducing the effect on statutory surplus of future stock market volatility by attaining a 50% ratio of equity securities to statutory surplus.

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

All Lines Discussion

The statutory combined ratio for the six months ending June 30, 2002 was 107.8%, decreasing from 114.1% in the same period of 2001. For the second quarter of 2002, the statutory combined ratio was 109.3%, compared with 113.0% in the same quarter of 2001. The improvement in the statutory combined ratio is attributable primarily to price increases and more favorable loss results as discussed further in Segment Discussion below.

The statutory loss ratio was 60.0% for the first six months of 2002, compared with 70.0% for the comparable period of 2001. For the second quarter of 2002, the statutory loss ratio was 61.4%, compared with 70.1% in the second quarter of 2001. The improvement in the statutory loss ratio is primarily driven by improved loss results in the Commercial Lines.

The year-to-date 2002 catastrophe losses were $13.6 million and accounted for
1.9 points on the statutory combined ratio, compared with $20.7 million and
2.7 points in the same period of 2001. The second quarter catastrophe losses were $10.3 million and accounted for 2.8 points on the statutory combined ratio. This compares with $18.9 million and a 5.0 point catastrophe impact on the statutory combined ratio for the same period in 2001. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the second quarter of 2002, there were 8 catastrophes with the largest catastrophe generating $6.1 million in incurred losses as compared with 9 catastrophes in the second quarter of 2001 with the largest catastrophe generating $12.4 million in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 56 and 57 of the Corporation's 2001 Form 10-K.

The statutory loss adjustment expense ratio for year-to-date 2002 was 14.5%,
2.6 points higher than the same period of 2001 loss adjustment expense ratio of 11.9%. The second quarter 2002 loss adjustment expense ratio was 14.7%, compared with 11.6% in the same quarter of 2001. The increase in 2002 is partially the result of expenditures made to implement loss cost savings initiatives in order to improve loss results. A portion of the increase in 2002 is also due to increased estimates of legal costs on claims from prior years.

The statutory loss and loss adjustment expense ratios were impacted negatively in the first six months of 2002 for adjustments to the provision for prior years' business, primarily for workers' compensation and general liability. In total, this adverse development for prior years' losses and loss adjustment expenses added 1.8 points to the year-to-date 2002 statutory combined ratio.

The year-to-date 2002 statutory underwriting expense as a percent of net premiums written was 33.3% compared with 32.2% in the same period of 2001. Second quarter 2002 statutory underwriting expense ratio was 33.2% compared with 31.3% in second quarter of 2001. The exit from the New Jersey private passenger auto market, which had relatively low commissions and low variable costs, has caused an expected increase to the underwriting expense ratio. The elimination of ceding commissions received on umbrella premiums ceded to reinsurers, as previously announced in the 2002 Corporate Strategic Plan update, also contributed to the increase in the underwriting expense ratio. A decrease in policyholder dividends positively impacted the second quarter 2001 underwriting expense ratio. These factors were the primary reasons for the increase in underwriting expense ratios in 2002. The employee count continues to decline. The employee count of 3,127 at June 30, 2002 was down from 3,365 at year-end 2001 and down from 3,459 at June 30, 2001.

Segment Discussion

In June of 2001, the Corporation introduced an organizational structure around three business units: Commercial Lines, Specialty Lines, and Personal Lines.

Commercial Lines

Commercial Lines statutory combined ratio for the first six months of 2002 decreased 13.8 points to 106.9% from 120.7% in the same period of 2001. The second quarter of 2002 statutory combined ratio was 105.6%, compared with 117.9% in the second quarter of 2001. The 2002 statutory combined ratio improvement was due to favorable loss results. The second quarter 2002 Commercial Lines loss ratio improved 9.9 points compared with the same period of 2001. Achieving price increases, eliminating and canceling unprofitable business and focusing on underwriting targeted business contributed to the Commercial Lines statutory loss ratio improvement. The Commercial Lines average renewal price increases for direct premiums written were 15.5% in the first half of 2002, compared with 13.9% in the same period of 2001. Renewal price increases were 14.5% in the current quarter.

Negatively impacting the Commercial Lines results were increases in provisions for the general liability and workers' compensation lines of business.

The general liability statutory combined ratio increased in the first half of 2002 to 131.1% from 120.2% in the same period of 2001. For the second quarter of 2002, the statutory combined ratio was 118.5% compared to 135.4% in the same quarter of 2001. The line of business was impacted in year-to-date 2002 by additions to construction defect related reserves and increased estimates of legal costs on claims from prior years. Construction defect claims filed under general liability insurance policies involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments, and office buildings. These claims usually involve multiple parties and carriers. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability. The 2002 accident year statutory combined ratio for general liability was 104.1%, 27.0 points lower than the calendar year results. The loss and loss adjustment expense (LAE) ratio component of the all lines statutory accident year combined ratio measures losses and claims expenses arising from insured events during the year. The loss and LAE ratio component of the all lines statutory calendar year combined ratio includes loss and LAE payments made during the current year and changes in the provision for future loss and LAE payments. The All Lines statutory calendar year combined ratio includes losses and claims expenses arising from insured events in both the current year and in prior years.

Workers' compensation statutory combined ratio for the first six months of 2002 was 130.7%, compared with 152.8% during the same period last year. The second quarter 2002 statutory combined ratio was 130.1%, compared to 138.1% in 2001. Although the Group has taken actions to improve workers' compensation results, adverse development for prior years' losses and loss adjustment expenses continue to impact results.

Specialty Lines

Specialty Lines statutory combined ratio for the first six months of 2002 was 88.7%, compared with 74.7% in the same period of 2001. The second quarter 2002 statutory combined ratio was 92.7%, an increase of 14.6 points from the second quarter 2001 ratio of 78.1%. Although the statutory combined ratio increased in 2002, the results are still favorable. Because of the nature of the liabilities insured under policies issued through Specialty Lines, the ultimate cost of settlement is more difficult to estimate. Each quarter as the Group re-estimates the ultimate cost to settle the claim, the change in estimates impacts the current quarterly results for each line of business. This change often impacts the Specialty Lines more than the other lines. Renewal price increases in the umbrella line of business averaged 42.0% in the first half of 2002, compared with 19.5% in the same period of 2001.

Personal Lines

The Personal Lines statutory combined ratio decreased to 112.0% year-to-date June 30, 2002, from 114.4% in the first six months of 2001. For the second quarter of 2002, the Personal Lines statutory combined ratio was 117.1%, a slight increase from the second quarter 2001 ratio of 114.6%.

The first half of 2002 statutory combined ratio for homeowners decreased 16.9 points to 113.0% from 129.9%. The second quarter combined ratio decreased
18.0 points from the same period of 2001. The improvement in the homeowners line of business results is partially due to the favorable catastrophe results, introduction of insurance scoring, elimination of unprofitable business, improved claims practices and the implementation of rate increases where possible. Catastrophe losses added 14.3 points to the statutory combined ratio in the second quarter of 2002, and 26.0 points in the same period of 2001.

Private passenger auto results were impacted by poor results in the New Jersey private passenger auto market. Poor New Jersey results added 6.6 points to the second quarter Personal Lines combined ratio and 10.6 points to the private passenger auto combined ratio, compared with lowering the 2001 second quarter Personal Lines ratio by 0.9 points and the second quarter 2001 private passenger auto by 1.1 points. Private passenger auto-agency excluding New Jersey recorded a 2002 six-month statutory combined ratio of 102.9%, decreasing from 105.1% in the same period last year. The second quarter 2002 private passenger auto-agency excluding New Jersey ratio decreased 1.4 points to 104.5% from 105.9% in the same quarter of 2001. The Private passenger auto line of business is benefiting from the implementation of insurance scoring, elimination of unprofitable business and targeted underwriting.

Since 1999, New Jersey has required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are generally higher risk urban areas. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ. The Group is assigned policies if it does not write the required quota. As of June 30, 2002, the Group has written $1.8 million year to date in UEZ premiums, with $1.7 million in additional assigned premiums compared with $4.7 million in UEZ premiums and $3.4 million in additional assigned premiums through the first six months of 2001. The 2002 six-month loss ratio on the UEZ premiums was 205.9% and the loss ratio on the assigned business was 236.4%, compared with a loss ratio of 178.1% on UEZ premiums and 247.8% on assigned business for the same period last year.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At June 30, 2002, the fixed income portfolio of the Corporation totaled $2.95 billion, which consisted of 96.6% investment grade and 3.4% below investment grade securities. The market value of the below investment grade portfolio was $99.6 million at June 30, 2002, compared with $94.3 million at December 31, 2001. The Corporation classify securities as below investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's), and upon other rating agencies, including the National Association of Insurance Commissioners, when a security is not rated by either S&P or Moody's. The market value of split-rated fixed income investments (i.e., those having an investment grade rating from either S&P or Moody's and a below investment grade rating from the other agency) was $60.3 million at June 30, 2002 and $30.2 million at December 31, 2001.

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

At June 30, 2002, the Corporation's equity portfolio was $403.5 million, or 11.9% of the total invested assets. The Corporation marks the value of its equity portfolio to fair value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2002, the equity portfolio consisted of stocks of 47 separate entities in 35 different industries. As of June 30, 2002, 35.9% of the Corporation's equity portfolio was invested in five companies and the largest single position was 10.9% of the equity portfolio.

For a further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2001.

Cash Flow

Net cash generated by operations was $32.9 million for the first six months of the year compared with $14.6 million for the same period in 2001. Improved underwriting profitability contributed to the increase in 2002. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances. Cash used in financing operations was $5.1 million in the first six months of 2002 compared with cash used of $10.3 million in the first six months of 2001. The 2002 cash includes the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Debt

As of June 30, 2002, the Corporation had $198.9 million of notes payable, compared with $210.2 million at year-end 2001. On March 19, 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance of the outstanding credit facility. In addition, the Corporation terminated the credit facility that made available a $250.0 million revolving line of credit. Interest on the convertible notes is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or in which the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

During the twelve months commencing                   Redemption Price
-----------------------------------                   ----------------
March 23, 2005                                              102%
March 19, 2006                                              101%
March 19, 2007 until maturity of the notes                  100%

On July 31, 2002, the Corporation entered into a revolving credit agreement with LaSalle Bank National Association as lender and agent, and certain other lenders. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80 million to meet general corporate needs. The credit agreement will expire on March 15, 2005.

The Corporation also had $4.9 million of debt at June 30, 2002 related to a low interest loan with the state of Ohio used in conjunction with the purchase of the home office located in Fairfield, Ohio.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating. On March 11, 2002, Standard & Poor's Rating Services removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. Standard and Poor's Rating Services also announced that it assigned its "BB" senior debt rating on the Corporation's convertible notes. On March 13, 2002, Moody's Investor Services confirmed the Group's "A2" financial strength rating and placed a stable outlook on the Group's rating. Moody's Investor Services also announced that it placed a "Baa2" rating on the Corporation's convertible notes. On March 14, 2002, Fitch, Inc. announced that it placed a "BBB-" rating on the Corporation's convertible notes. Fitch, Inc. also placed a stable outlook on its rating.

Reinsurance

The Group purchases reinsurance coverage for protection against large or catastrophic losses. The reinsurance recoverable asset reflects the amounts currently due from reinsurers and significant amounts of reserves for future claims that are expected to be recovered from reinsurers. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. The Group continues to update its estimate of loss and loss adjustment reserves related to anticipated reinsured claims. The growth in these reserves and the related reinsurance recoverable asset, reflect significant growth in the commercial umbrella line of business, which is the Group's most heavily reinsured line of business.

Legal Proceedings

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group agreed to pay $17.5 million in refunded premiums to eligible 1989 California policyholders. The Group began to make payments in the first quarter of 2001. The remaining liability was $7.8 million as of June 30, 2002.

Forward Looking Statements

The Corporation may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk - There have been no material changes in the information about market risk set forth in the Corporation's Annual Report on Form 10-K.

PART II

ITEM 1. Legal Proceedings  -   Refer to Legal Proceedings as described on
	Page 14 of this Form 10-Q regarding California Proposition 103.

ITEM 2. Changes in Securities  -  None

ITEM 3. Defaults Upon Senior Securities -  None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - On July 31, 2002, the Corporation entered into a revolving credit agreement with LaSalle Bank National Association as lender and agent, and various other lenders. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80 million to meet general corporate needs. The credit agreement will expire on March 15, 2005. The credit agreement is included as an exhibit to this Form 10-Q.

ITEM 6. Exhibits and reports on Form 8-K -

	I.  Reports on Form 8-K:

	      (a) The Corporation filed a Form 8-K on April 1, 2002 to report under Items 5 and 7, the Corporation's Indenture dated March 19, 2002, between the Company and HSBC Bank USA. An exhibit to the Form 8-K consisted of the Indenture for the convertible Notes offering.

	      (b) The Corporation filed a Form 8-K on April 17, 2002 to report on Items 5 and 7, the filing of a press release announcing the election of new directors to the Board of Directors. An exhibit to the Form 8-K consisted of that press release dated April 17, 2002.

	      (c) The Corporation filed a Form 8-K on May 8, 2002 to report under Items 5 and 7, the filing of a press release announcing the Corporation's first quarter 2002 results. An exhibit to the Form 8-K consisted of that press release dated May 1, 2002.

	      (d) The Corporation filed a Form 8-K on May 30, 2002 to report under Items 5 and 7, the filing of a press release announcing the filing of Form S-3 registering the Corporation's convertible notes due 2022. An exhibit to the Form 8-K consisted of that press release dated May 30, 2002.

	      (e) The Corporation filed a Form 8-K on June 5, 2002 to report under Items 5 and 7, the filing of a press release announcing the Corporation's Form S-3 (File No. 333-88532) was declared effective. An exhibit to the Form 8-K consisted of that press release dated June 5, 2002.

	      (f) The Corporation filed a Form 8-K on June 5, 2002 to report under Item 7, the Corporation's Safe Harbor statement. An exhibit to the Form 8-K consisted of that statement.


	II. Exhibits:

	     10 Credit Agreement dated as of July 31, 2002 between Ohio Casualty Corporation and LaSalle Bank National
		   Association and certain other lenders.

	     99.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

	     99.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

				 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					  OHIO CASUALTY CORPORATION
				       -------------------------------
						 (Registrant)





August 14, 2002                        /s/ Donald F. McKee
				       --------------------------------
				       Donald F. McKee, Chief Financial
				       Officer
				       (on behalf of Registrant and as
				       Principal Accounting  Officer).