Form 10-Q
period 2002-09-30
OHIO CASUALTY CORP
filed 2002-11-14
CIK 73952

==============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended September 30, 2002.
			   ------------------

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

					       Yes   X        No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

					       Yes   X        No

     The aggregate market value as of November 1, 2002 of the voting stock held by non-affiliates of the registrant was $710,725,172.

     On November 1, 2002 there were 60,701,653 shares outstanding.


				 Page 1 of 24
==============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

		    Ohio Casualty Corporation & Subsidiaries
			   CONSOLIDATED BALANCE SHEET
						    September 30,   December 31,
(In thousands, except per share data) (Unaudited)        2002           2001
--------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (cost:   $2,938,722 and $2,729,998)        $3,109,358     $2,772,104
   Equity securities, at fair value
	  (cost:   $95,189 and $110,206)                327,297        488,988
   Short-term investments, at fair value
	  (cost:   $6,347 and $54,785)                    6,347         54,785
-------------------------------------------------------------------------------
	  Total investments                           3,443,002      3,315,877
Cash                                                     17,964         37,499
Premiums and other receivables, net of allowance
   for bad debts of $5,300 and $8,400, respectively     332,789        341,986
Deferred policy acquisition costs                       179,542        166,759
Property and equipment, net of accumulated
   depreciation of $144,001 and $133,213,
   respectively                                         103,136         99,810
Reinsurance recoverable                                 312,036        237,688
Agent relationships, net of accumulated
   amortization of $33,738 and $36,310,
   respectively                                         171,243        241,022
Interest and dividends due or accrued                    39,098         43,319
Deferred income taxes                                     7,643              -
Other assets                                             33,040         40,659
-------------------------------------------------------------------------------
	  Total assets                               $4,639,493     $4,524,619
===============================================================================

Liabilities
Insurance reserves:
   Losses                                            $1,864,948     $1,746,828
   Loss adjustment expenses                             454,689        403,894
   Unearned premiums                                    688,584        666,739
Notes payable                                           198,302        210,173
California Proposition 103 reserve                        7,775          7,816
Deferred income taxes                                         -          3,124
Other liabilities                                       379,984        406,013
-------------------------------------------------------------------------------
	 Total liabilities                            3,594,282      3,444,587

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000; 150,000
   Issued shares:  72,418; 94,418                         9,052         11,802
Additional paid-in capital                                    -          4,152
Common stock purchase warrants                           21,138         21,138
Accumulated other comprehensive income:                 262,567        274,359
Retained earnings                                       907,690      1,221,447
Treasury stock, at cost:
   (Shares:  11,761; 34,312)                           (155,236)      (452,866)
-------------------------------------------------------------------------------
	 Total shareholders' equity                   1,045,211      1,080,032
-------------------------------------------------------------------------------
	 Total liabilities and shareholders'
	    equity                                   $4,639,493     $4,524,619
===============================================================================

Accompanying notes are an integral part of these financial statements.
For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		    Ohio Casualty Corporation & Subsidiaries
			STATEMENT OF CONSOLIDATED INCOME

							 Three Months
						       Ended September 30,
(in thousands, except per share data) (Unaudited)      2002          2001
--------------------------------------------------------------------------

Premiums and finance charges earned                 $ 356,959     $ 374,327
Investment income less expenses                        51,767        53,068
Investment gains (losses) realized, net                (5,539)       71,033
----------------------------------------------------------------------------
	 Total revenues                               403,187       498,428

Losses and benefits for policyholders                 250,314       252,249
Loss adjustment expenses                               73,596        51,181
General operating expenses                             31,470        23,378
Amortization of agent relationships                     2,659         2,792
Write-off of agent relationships                       53,985         1,267
Amortization of deferred policy acquisition costs      94,297        93,076
Depreciation expense                                    2,933         2,566
Amortization of software                                1,621         1,246
----------------------------------------------------------------------------
	 Total expenses                               510,875       427,755
----------------------------------------------------------------------------
Income/(loss) before income taxes                    (107,688)       70,673

Income tax (benefit) expense:
   Current                                            (17,057)        6,194
   Deferred                                           (20,696)       20,251
----------------------------------------------------------------------------
	 Total income tax (benefit) expense           (37,753)       26,445
----------------------------------------------------------------------------
Net income/(loss)                                   $ (69,935)    $  44,228
============================================================================

Average shares outstanding - basic*                    60,643        60,076
============================================================================

Earnings per share - basic:*
Net income/(loss), per share                        $   (1.15)    $    0.74

Average shares outstanding - diluted*                  61,422        60,400
============================================================================

Earnings per share - diluted:*
Net income/(loss), per share                        $   (1.14)    $    0.73
============================================================================

Cash dividends, per share                           $       -     $       -
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		     Ohio Casualty Corporation & Subsidiaries
			 STATEMENT OF CONSOLIDATED INCOME

							   Nine Months
						       Ended September 30,
(in thousands, except per share data) (Unaudited)      2002           2001
-----------------------------------------------------------------------------
Premiums and finance charges earned                $1,082,674     $1,134,397
Investment income less expenses                       153,369        156,468
Investment gains realized, net                         26,783        126,065
-----------------------------------------------------------------------------
	 Total revenues                             1,262,826      1,416,930

Losses and benefits for policyholders                 685,980        783,775
Loss adjustment expenses                              178,622        141,632
General operating expenses                             82,212         81,281
Amortization of agent relationships                     8,150          8,520
Write-off of agent relationships                       61,629          8,541
Early retirement charge                                     -          9,600
Amortization of deferred policy acquisition costs     279,431        283,636
Depreciation expense                                    8,078          7,312
Amortization of software                                4,687          3,670
-----------------------------------------------------------------------------
	 Total expenses                             1,308,789      1,327,967
-----------------------------------------------------------------------------
Income/(loss) before income taxes                     (45,963)        88,963

Income tax (benefit) expense:
   Current                                            (11,550)        10,897
   Deferred                                            (4,415)        21,282
-----------------------------------------------------------------------------
	 Total income tax (benefit) expense           (15,965)        32,179
-----------------------------------------------------------------------------

Net income/(loss)                                  $  (29,998)    $   56,784
=============================================================================

Average shares outstanding - basic*                    60,425         60,074
=============================================================================

Earnings per share - basic:*
Net income/(loss), per share                       $    (0.50)    $     0.95

Average shares outstanding - diluted*                  61,334         60,146
=============================================================================

Earnings per share - diluted:*
Net income/(loss), per share                       $    (0.49)    $     0.94
=============================================================================

Cash dividends, per share                          $        -     $        -
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

			 Ohio Casualty Corporation and Subsidiaries
				  STATEMENT OF CONSOLIDATED
				   SHAREHOLDERS' EQUITY AND
				  OTHER COMPREHENSIVE INCOME


								      Accumulated
					 Additional      Common          other                                  Total
(in thousands, except per       Common     paid-in   stock purchase  comprehensive  Retained      Treasury   shareholders'
share data) (Unaudited)          Stock     capital      warrants         income     earnings       stock        equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2001                $11,802     $ 4,180      $ 21,138      $ 409,904     $ 1,122,867  $ (453,300)  $ 1,116,591

Net income                                                                               56,784                    56,784
Net change in unrealized gain
   net of deferred income tax
   of $49,133                                                           (91,246)                                  (91,246)
													       -----------
Comprehensive loss                                                                                                (34,462)
Net issuance of stock
   under stock aware
   plan (5 shares)                              (1)                                                      61            60
--------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2001             $11,802     $ 4,179      $ 21,138      $ 318,658     $ 1,179,651  $ (453,239)  $ 1,082,189
==========================================================================================================================

Balance
January 1, 2002                $11,802     $ 4,152      $ 21,138      $ 274,359     $ 1,221,447  $ (452,866)  $ 1,080,032

Net income                                                                              (29,998)                  (29,998)
Net change in unrealized gain
   net of deferred income tax
   of $6,350                                                            (11,792)                                  (11,792)
													       -----------
Comprehensive income                                                                                              (41,790)
Net issuance of stock
   under stock award
   plan (551 shares)                          (124)                                        (162)      7,255         6,969
Retirement of treasury stock    (2,750)     (4,028)                                    (283,597)    290,375             -
--------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2002             $ 9,052     $     -      $ 21,138      $ 262,567     $   907,690  $ (155,236)  $ 1,045,211
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 49-63 of the Corporation's 2001 Form 10-K.

		  Ohio Casualty Corporation and Subsidiaries
		     STATEMENT OF CONSOLIDATED CASH FLOWS

								 Nine Months
							     Ended September 30,
(in thousands) (Unaudited)                                 2002            2001
--------------------------------------------------------------------------------
Cash flows from:
   Operations
      Net income (loss)                                $  (29,998)    $    56,784
      Adjustments to reconcile net income
      to cash from operations:
	 Changes in:
	    Insurance reserves                            190,761         134,279
	    Income taxes                                  (12,265)         57,235
	    Premiums and other receivables                  9,197          (8,296)
	    Deferred policy acquisition costs             (12,783)          5,881
	    Reinsurance recoverable                       (74,349)        (68,667)
	    Other assets                                    5,813           5,440
	    Other liabilities                             (26,030)            660
	    California Proposition 103 reserves               (42)         (9,649)
	 Amortization and write-off of agent
	   relationships                                   69,779          17,061
	 Depreciation and amortization                     11,939           6,095
	 Investment (gains) losses                        (26,783)       (126,065)
----------------------------------------------------------------------------------
	    Net cash generated by operating activities    105,239          70,758
----------------------------------------------------------------------------------

Investments
   Purchase of investments:
      Fixed income securities - available for sale       (923,775)     (1,129,122)
      Equity securities                                    (3,216)         (6,787)
   Proceeds from sales:
      Fixed income securities - available for sale        667,555         897,689
      Equity securities                                    66,881         177,520
   Proceeds from maturities and calls:
      Fixed income securities - available for sale         40,279          66,011
      Equity securities                                         -               -
   Property and equipment:
      Purchases                                           (16,037)        (15,506)
      Sales                                                   268             674
----------------------------------------------------------------------------------
	 Net cash generated (used) from investing
	   activities                                    (168,045)         (9,521)
----------------------------------------------------------------------------------

Financing
   Notes payable:
      Proceeds                                            194,042               -
      Repayments                                         (205,916)        (10,468)
   Proceeds from exercise of stock options                  6,708              66
   Dividends paid to shareholders                               -               -
----------------------------------------------------------------------------------
	 Net cash used in financing activities             (5,166)        (10,402)
----------------------------------------------------------------------------------

Net change in cash and cash equivalents                   (67,972)         50,835
Cash and cash equivalents, beginning of period             92,283          90,044
----------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $   24,311      $  140,879
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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted the new rules for accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. The adoption of the statement did not materially impact the Corporation's financial position and results of operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses recognizing costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not expect that the adoption of the statement will have a material impact on the Corporation's financial position and results of operations.

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in thousands, except per share data):

				     Three months ended    Nine months ended
					  September 30        September 30
				       2002        2001     2002       2001
				       ----        ----     ----       ----
Income (loss) from continuing
  operations                         $(69,935)   $44,228   $(29,998)   $56,784
Weighted average common shares
   outstanding - basic                 60,643     60,076     60,425     60,074
Basic income (loss) from continuing
   operations - per average share    $  (1.15)   $  0.74   $   (.50)   $  0.95
===============================================================================
Weighted average common shares
  outstanding                          60,643     60,076     60,425     60,074
Effect of dilutive securities             779        324        909         72
-------------------------------------------------------------------------------
Weighted average common shares
   outstanding - diluted               61,422     60,400     61,334     60,146
Diluted income (loss) from
  continuing operations - per
  average share                      $  (1.14)   $  0.73   $   (.49)   $  0.94
===============================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting. The property and casualty segments are Commercial Lines, Specialty Lines, and Personal Lines. Commercial Lines includes workers' compensation, general liability, CMP, fire, inland marine, and commercial auto. Specialty Lines includes umbrella, fidelity and surety. Personal Lines includes private passenger auto, homeowners, fire, inland marine, and umbrella. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income.

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

			Nine Months Ended September 30
				(in thousands)

Commercial Lines                            2002             2001
------------------------------------------------------------------
Net premiums written                   $ 579,923        $ 528,850
  % Increase (decrease)                    9.7%            (6.2)%
Net premiums earned                      535,273          533,956
  % Increase (decrease)                    0.3%            (3.8)%
Underwriting gain (loss)
  (before tax)                          (112,878)        (103,480)
Loss ratio                                61.6%            68.9%
Loss expense ratio                        19.9%            14.8%
Underwriting expense ratio                36.5%            36.0%
Combined ratio                           118.0%           119.7%


Specialty Lines                             2002             2001
------------------------------------------------------------------
Net premiums written                    $132,672         $105,461
  % Increase (decrease)                   25.8%            32.1%
Net premiums earned                      111,351           99,166
  % Increase (decrease)                   12.3%            31.1%
Underwriting gain (loss)
  (before tax)                           (10,763)          16,638
Loss ratio                                43.2%            40.3%
Loss expense ratio                        14.8%             6.3%
Underwriting expense ratio                43.4%            34.4%
Combined ratio                           101.4%            81.0%


Personal Lines                              2002             2001
------------------------------------------------------------------
Net premiums written                    $388,224         $494,247
  % Increase (decrease)                  (21.4)%           (4.4)%
Net premiums earned                      435,988          500,774
  % Increase (decrease)                  (12.9)%           (3.6)%
Underwriting gain (loss)
  (before tax)                           (40,880)         (65,143)
Loss ratio                                70.5%            75.1%
Loss expense ratio                        12.8%            11.2%
Underwriting expense ratio                29.3%            27.1%
Combined ratio                           112.6%           113.4%


Total Property & Casualty                   2002             2001
------------------------------------------------------------------
Net premiums written                  $1,100,819       $1,128,558
  % Increase (decrease)                   (2.5)%           (2.7)%
Net premiums earned                    1,082,612        1,133,896
  % Increase (decrease)                   (4.5)%           (1.4)%
Underwriting gain (loss)
  (before tax)                          (164,521)        (151,985)
Loss ratio                                63.3%            69.1%
Loss expense ratio                        16.5%            12.5%
Underwriting expense ratio                34.8%            31.9%
Combined ratio                           114.6%           113.5%
Impact of catastrophe losses
  on combined ratio                        1.6%             2.9%



All other                                   2002             2001
------------------------------------------------------------------
Revenues                                 $   614          $ 6,197
Expenses                                   6,717           10,107
------------------------------------------------------------------
Net loss                                 $(6,103)         $(3,910)


Reconciliation of Revenues                  2002             2001
------------------------------------------------------------------
Net premiums earned for
  reportable segments                 $1,082,612       $1,133,896
Investment income                        152,577          155,336
Realized gains (losses)                   27,275          119,961
Miscellaneous income                          59              392
------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)           1,262,523        1,409,585
Property and casualty statutory
  to GAAP adjustment                        (311)           1,148
------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                1,262,212        1,410,733
Other segment revenues                       614            6,197
------------------------------------------------------------------
Total revenues                        $1,262,826       $1,416,930
==================================================================


Reconciliation of underwriting
gain (loss)  (before tax)                   2002             2001
------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(Statutory basis)                      $(164,521)       $(151,985)
Statutory to GAAP adjustment             (53,019)         (29,172)
------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                            (217,540)        (181,157)
Net investment income                    153,369          156,468
Realized gains (losses)                   26,783          126,065
Other income (losses)                     (8,575)         (12,413)
------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes         $ (45,963)       $  88,963
==================================================================

				      9

		       Three months ended September 30
				(in thousands)


Commercial Lines                            2002             2001
------------------------------------------------------------------
Net premiums written                    $180,865         $164,709
  % Increase (decrease)                    9.8%            (8.4)%
Net premiums earned                      181,952          174,518
  % Increase (decrease)                    4.3%            (9.9)%
Underwriting gain (loss)
  (before tax)                           (72,091)         (27,562)
Loss ratio                                73.2%            66.3%
Loss expense ratio                        26.4%            15.3%
Underwriting expense ratio                40.2%            36.2%
Combined ratio                           139.9%           117.8%


Specialty Lines                             2002             2001
------------------------------------------------------------------
Net premiums written                    $ 47,905         $ 38,492
  % Increase (decrease)                   24.5%            42.7%
Net premiums earned                       42,685           34,971
  % Increase (decrease)                   22.1%            31.8%
Underwriting gain (loss)
  (before tax)                           (11,723)           1,393
Loss ratio                                52.3%            51.6%
Loss expense ratio                        23.9%             8.3%
Underwriting expense ratio                45.7%            32.8%
Combined ratio                           121.9%            92.7%


Personal Lines                              2002             2001
------------------------------------------------------------------
Net premiums written                    $121,900         $164,625
  % Increase (decrease)                  (26.0)%           (6.8)%
Net premiums earned                      132,312          164,789
  % Increase (decrease)                  (19.7)%           (5.1)%
Underwriting gain (loss)
  (before tax)                           (15,540)         (18,456)
Loss ratio                                71.2%            71.8%
Loss expense ratio                        11.6%            13.1%
Underwriting expense ratio                31.4%            26.3%
Combined ratio                           114.2%           111.2%


Total Property & Casualty                   2002             2001
------------------------------------------------------------------
Net premiums written                    $350,670         $367,826
  % Increase (decrease)                   (4.7)%           (4.1)%
Net premiums earned                      356,949          374,278
  % Increase (decrease)                   (4.6)%           (5.0)%
Underwriting gain (loss)
  (before tax)                           (99,354)         (44,625)
Loss ratio                                70.0%            67.4%
Loss expense ratio                        20.6%            13.7%
Underwriting expense ratio                37.9%            31.4%
Combined ratio                           128.5%           112.5%
Impact of catastrophe losses on
  combined ratio                           1.0%             3.2%


All other                                   2002             2001
------------------------------------------------------------------
Revenues                                 $   802           $2,786
Expenses                                   3,230            3,096
------------------------------------------------------------------
Net loss                                 $(2,428)          $ (310)


Reconciliation of Revenues                  2002             2001
------------------------------------------------------------------
Net premiums earned for
  reportable segments                   $356,949         $374,278
Investment income                         51,443           52,765
Realized gains (losses)                   (6,456)          69,293
Miscellaneous income                           8               40
------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)             401,944          496,376
Property and casualty statutory to
  GAAP adjustment                            441             (734)
------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                  402,385          495,642
Other segment revenues                       802            2,786
------------------------------------------------------------------
Total revenues                          $403,187         $498,428
==================================================================


Reconciliation of underwriting
gain (loss) (before tax)                    2002             2001
------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(Statutory basis)                      $ (99,354)        $(44,625)
Statutory to GAAP adjustment             (51,500)          (5,320)
------------------------------------------------------------------
Property and casualty under-
  writing gain (loss) (before tax)
(GAAP basis)                            (150,854)         (49,945)
Net investment income                     51,767           53,068
Realized gains (losses)                   (5,539)          71,033
Other income                              (3,062)          (3,483)
------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes         $(107,688)        $ 70,673
==================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation followed the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, allocation of the purchase price was made to agent relationships and deferred policy acquisition costs as the Corporation believes it did not acquire any other significant specifically identifiable intangible assets. Periodically, agent relationships are evaluated for possible inability to recover their carrying amount. Generally Accepted Accounting Principles require the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. During the third quarter of 2002, the Group used updated premium information plus combined ratio assumptions for purposes of estimating future cash flows for these agents and concluded certain agents had become impaired, resulting in a $54.0 million before-tax asset write down.
The third quarter of 2001 included a $1.3 million before-tax write-off of the agent relationships asset for agency cancellations. The Corporation anticipates that based on future events or circumstances additional write-offs for impairment will be made in future periods. Unless additional impairment write downs are taken, the agent relationships asset will be amortized on a straight-line basis over the remaining amortization period currently estimated at 21 years. Additional information related to agent relationships is included in Note 1G, Agent Relationships on page 29 of the Corporation's 2001 Annual Report to Shareholders.


NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In 2001, the Group introduced into limited production a new internally developed application, which the Company has named P.A.R.I.S.sm, a policy administration, rating and issuance system. The Group continued the roll out of the new application for additional lines of business in 2002. The Group is capitalizing the costs incurred to develop this software used in the Group's operations. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service. Recently the Group decided to convert Personal Lines policies to P.A.R.I.S.sm. Completion of the application development stage for applicable lines, therefore, is not anticipated to occur until 2004. The roll out of P.A.R.I.S.sm is expected to increase software amortization expense in 2003 approximately $4 to $5 million before tax. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income. For all internally developed software, unamortized software costs and accumulated amortization in the consolidated balance sheet were $51.4 million and $2.8 million at September 30, 2002, and $41.4 million and $1.0 million at December 31, 2001.


NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The issuance and related costs are being amortized over the life of the bonds and are being recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The Corporation made the first scheduled interest payment of $5.0 million in the third quarter 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria has been met for conversion. As of September 30, 2002, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for this convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

During the twelve months commencing               Redemption Price
-----------------------------------               ----------------
March 23, 2005                                          102%
March 19, 2006                                          101%
March 19, 2007 until maturity of the notes              100%

The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount plus accrued interest.


NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). Under the terms of the transaction, OCNJ may have a contingent liability of up to $15.6 million to be paid to Proformance to maintain a premiums-to-surplus ratio of 2.5 to 1 on the transferred business during the next three years. As of September 30, 2002, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable the liability will be incurred and, therefore, has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.


NOTE IX - REINSURANCE
The Group purchases reinsurance coverage to protect against large or catastrophic losses. The reinsurance recoverable asset reflects amounts currently due from reinsurers and significant amounts of reserves for future claims that are expected to be recoverable from reinsurers. The reserves are estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. Amounts recoverable from reinsurers are estimated in a manner consistent with reinsurance contracts. The Group continues to update its estimate of the reserves, reflecting significant premium growth in the commercial umbrella line of business, which is the most heavily reinsured line of business. Additionally, the Group continues to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. For the reinsurance recoverable asset, losses and loss adjustment expense reserves were $245.4 million at September 30, 2002 and $168.7 million at December 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported a net loss of $30.0 million, or $.49 per share for the nine months ending September 30, 2002, compared with net income of $56.8 million, or $.94 per share in the same period of 2001. For the third quarter of 2002, the net loss was $69.9 million, or $1.14 per share, compared with net income of $44.2 million, or $.73 per share in the third quarter of 2001.

Operating Income

Operating income differs from net income by the exclusion of realized investment gains (losses). For the first nine months of 2002, the Corporation reported a net operating loss, of $47.4 million, or $.77 per share, compared with a net operating loss of $25.2 million, or $.42 per share for the first nine months of 2001. The Corporation reported a net operating loss of $66.3 million, or $1.08 per share for the third quarter of 2002, compared with a net operating loss of $1.9 million, or $.03 per share in the comparable period of 2001. An increase in loss and loss adjustment expenses for prior accident years and an impairment write down of the Corporation's agent relationships intangible asset negatively impacted after-tax operating results by $75.8 million, or $1.23 per share, during the third quarter 2002. Adverse development on loss and loss adjustment expenses for prior accident years impacted third quarter 2001 results by $4.7 million after tax, or $.08 per share. Results are discussed further in the Statutory Results and Segment Discussion sections below.

Premium Revenue Results

The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by the amount of premiums ceded to reinsurers.

The table below summarizes the increase (decrease) in property and casualty premium results compared with same period prior year results:

			 2002 increase (decrease) from 2001 ($ in millions)
			  Gross Premiums Written     Net Premiums Written
			   Third           Year         Third        Year
			  Quarter        To Date       Quarter     To Date
			  -------        -------       -------     -------
Business Units
Commercial Lines         $ 18.9          $  52.3       $ 16.2      $  51.1
Specialty Lines            18.7             44.1          9.4         27.2
Personal Lines            (43.6)          (111.2)       (42.7)      (106.0)
			 -------         --------      -------     --------
All Lines                $ (6.0)         $  14.8       $(17.1)     $ (27.7)

The expected decrease in Personal Lines premiums written was driven by actions to cancel unprofitable agents and withdraw from selected states, including the exit from the New Jersey private passenger auto market. These actions caused a decrease of $39.0 million in Personal Lines net premiums written in the third quarter of 2002. The Group's exit from the New Jersey private passenger auto market, which began in March 2002, made up $31.5 million of the decrease. Personal lines new business production is up considerably in active states and active agents with a year-to-date increase in new business policy counts of 29% over the prior period. The policy retention rate for Personal Lines, excluding cancelled agents and withdrawals, is essentially unchanged from prior years. The Commercial Lines increase was driven by renewal price increases.

Renewal price increases in the umbrella line of business in the Specialty Lines business segment was the primary contributor to the increase in premiums in the current quarter. Renewal price increase means the average increase in premium, including exposure changes, for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements, including policies previously issued through Great American Insurance Company's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

New Jersey is the Group's largest state with 13.2% of the total net premiums written in the first nine months of 2002, compared with 17.2% of the Group's total net premiums written for the same period of 2001. For the third quarter of 2002, 11.3% of the Group's total net premiums written were from policyholders in New Jersey, compared with 17.3% of the Group's total net premiums written in the same quarter of 2001. In recent years, New Jersey's legislative and regulatory environments, particularly for private passenger auto, have become less favorable to the Group. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile. In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance Insurance Company. The Group ceased writing new and renewal business in the New Jersey private passenger auto and personal umbrella markets in March 2002. The Group continues to write its other lines of business in the state. New Jersey private passenger auto and personal umbrella made up 17.1% of the Group's New Jersey net premiums written in the first nine months of 2002.

Investment Results

Year-to-date consolidated before-tax investment income was $153.4 million, or $2.50 per share, decreasing from $156.5 million, or $2.60 per share, for the same period last year. The investment income effective tax rate for the first nine months of 2002 and 2001 was 33.3%. Third quarter consolidated before-tax investment income was $51.8 million, or $.84 per share, compared with $53.1 million, or $.88 per share for the same period last year. The investment income effective tax rate for the third quarter of 2002 was 33.1%, compared with 33.6% in the third quarter of 2001. Although fixed income assets have increased over the past year, a decline in interest rates on high quality fixed income investments led to the decrease in investment income.

Year-to-date 2002 consolidated after-tax realized gains were $17.4 million, or $.28 per share, compared with $81.9 million, or $1.36 per share, for the same period of 2001. Consolidated after-tax realized losses amounted to $3.6 million, or $.06 per share for the quarter ended September 30, 2002, compared with realized gains of $46.2 million, or $.76 per share in the third quarter of 2001. Over the past 18 months, the Group has reduced its equity holdings through the sale of equity securities. The Group continues to manage the effect on statutory surplus of future stock market volatility by maintaining approximately a 50% ratio of equity securities to statutory surplus.

Agent Relationships

The agent relationships asset is an identifiable intangible asset acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company in 1998. Generally Accepted Accounting Principles require the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. During the third quarter of 2002, the Group used updated premium information plus combined ratio assumptions for purposes of estimating future cash flows for these agents and concluded that certain agents had become impaired, resulting in a $54.0 million before-tax asset write down for those agents. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are now projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents exceed the remaining current asset book value of $171.2 million by a significant amount. Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

Statutory Results

Management uses statutory financial criteria to analyze the property and casualty results. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio. The loss ratio is losses incurred as a percentage of premiums earned. The loss adjustment expense ratio is loss adjustment expenses incurred as a percentage of premiums earned. The underwriting expense ratio is underwriting expenses incurred as a percentage of written premiums. A discussion of the differences between statutory accounting and accounting principles generally accepted in the United States is included in Item 14 on pages 59 and 60 of the Corporation's Form 10-K for the year ended December 31, 2001.

All Lines Discussion

The statutory combined ratio for the nine months ending September 30, 2002 was 114.6%, increasing from 113.5% in the same period of 2001. For the third quarter of 2002, the statutory combined ratio was 128.5%, compared with 112.5% in the same quarter of 2001. The increase in the third quarter statutory combined ratio is primarily related to an increase in loss and loss adjustment expenses for prior accident years as discussed further in Segment Discussion below.

The loss and loss adjustment expense (LAE) ratio component of the all lines statutory accident year combined ratio measures losses and claims expenses arising from insured events during the specified accident year. Therefore, the current accident year excludes losses and claims expenses for insured events from prior accident years. The loss and LAE ratio component of the all lines statutory calendar year combined ratio includes loss and LAE payments made during the current year and changes in the provision for future loss and LAE payments. Therefore, the all lines statutory calendar year combined ratio includes losses and claims expenses arising from insured events in both the current year and in prior years.

The statutory loss ratio was 63.3% for the first nine months of 2002, compared with 69.1% for the comparable period of 2001. For the third quarter of 2002, the statutory loss ratio was 70.0%, compared with 67.4% in the third quarter of 2001. The increase in third quarter statutory loss ratio is driven by losses for prior accident years related to construction defect claims, commercial automobile business and New Jersey private passenger automobile business.

The year-to-date 2002 catastrophe losses were $17.3 million and accounted for
1.6 points on the statutory combined ratio, compared with $32.7 million and
2.9 points in the same period of 2001. The third quarter catastrophe losses were $3.7 million and accounted for 1.0 point on the statutory combined ratio. This compares with $12.0 million and a 3.2 point catastrophe impact on the statutory combined ratio for the same period in 2001. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the third quarter of 2002, there were 7 catastrophes with the largest catastrophe generating $1.1 million in incurred losses as compared with 4 catastrophes in the third quarter of 2001 with the largest catastrophe generating $7.0 million in incurred losses. For additional disclosure of catastrophe losses, refer to Item 14, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on pages 56 and 57 of the Corporation's 2001 Form 10-K.

The statutory loss adjustment expense ratio for year-to-date 2002 was 16.5%,
4.0 points higher than the same period of 2001 loss adjustment expense ratio of 12.5%. The third quarter 2002 loss adjustment expense ratio was 20.6%, compared with 13.7% in the same quarter of 2001. The increase is due primarily to increased estimates of legal costs related to claims from prior years.

The statutory loss and loss adjustment expense ratios were impacted negatively in the first nine months of 2002 by adjustments to the provision for prior years' business. In the first six months of 2002, the adverse development from prior years was concentrated in the general liability and workers' compensation product lines. In the third quarter 2002, the adverse development was concentrated in the general liability, commercial multiple peril, commercial umbrella, commercial auto and New Jersey private passenger automobile product lines. In total, this adverse development added, respectively, 17.4 and 7.0 points to the third quarter 2002 and year-to-date 2002 statutory combined ratios.

The year-to-date 2002 statutory underwriting expense as a percent of net premiums written was 34.8%, compared with 31.9% in the same period of 2001. Third quarter 2002 statutory underwriting expense ratio was 37.9%, compared with 31.4% in third quarter of 2001. Increases in commission expense as a percent of net premiums written and the writeoff of approximately $4 million before tax in past due receivables account for most of the increase in the third quarter 2002 statutory underwriting ratio. Also contributing to the year-to-date increase is the exit from the New Jersey private passenger auto market, which had relatively low commissions and low variable costs and the elimination of ceding commissions received on umbrella premiums ceded to reinsurers, as previously announced. These factors were the primary reasons for the increase in underwriting expense ratios in 2002. The employee count continues to decline. The employee count of 3,034 at September 30, 2002 was down from 3,365 at year-end 2001 and down from 3,402 at September 30, 2001.

Segment Discussion

The Corporation's organizational structure is based on three operating business units: Commercial Lines, Specialty Lines, and Personal Lines.

Commercial Lines

Commercial Lines statutory combined ratio for the first nine months of 2002 decreased 1.7 points to 118.0% from 119.7% in the same period of 2001. The third quarter of 2002 statutory combined ratio was 139.9%, compared with 117.8% in the third quarter of 2001. This increase is due primarily to the impact of loss and loss adjustment expenses for prior accident years. The third quarter 2002 Commercial Lines loss and loss adjustment expense ratios increased 18.0 points over the same quarter last year. The third quarter 2002 Commercial Lines results were impacted negatively by adverse development in the general liability, commercial multiple peril, and commercial auto product lines. Construction defect claims caused the adverse development in the general liability and commercial multiple peril lines. The negative impact of the third quarter 2002 is reduced on a year-to-date basis by the achievement of price increases, elimination and cancellation of unprofitable business and a focus on underwriting targeted business. The Commercial Lines average renewal price increases for direct premiums written were 16.4%, including exposure changes, in the first nine months of 2002, compared with 14.9% in the same period of 2001. Renewal price increases were 14.8% in the third quarter.

The general liability statutory combined ratio increased in the first nine months of 2002 to 195.7% from 131.3% in the same period of 2001. For the third quarter of 2002, the statutory combined ratio was 325.4% compared to 157.3% in the same quarter of 2001. This line of business was impacted by significant additions to construction defect related reserves, increased estimates of legal costs on claims from prior years and increased loss adjusting costs for prior years. Construction defect claims filed under general liability insurance policies, primarily for real estate developers and residential general contractors, involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments, and office buildings. These claims usually involve multiple parties and carriers. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability. The 2002 accident year statutory combined ratio for general liability was 121.4%, 74.3 points lower than the calendar year results.

Workers' compensation statutory combined ratio for the first nine months of 2002 was 129.3%, compared with 140.1% during the same period last year. Both 2001 year-to-date and 2002 year-to-date results were negatively impacted by adverse development for prior years' losses and loss adjustment expenses. The third quarter 2002 statutory combined ratio was 126.8%, compared with 112.7% in 2001. The Group has taken actions to improve workers' compensation results, including renewal price increases and non-renewal of unprofitable business.

The statutory combined ratio for commercial muliple peril, fire and inland marine was 95.8% for the first nine months of 2002, compared with 109.4% for the same period in 2001. For the third quarter 2002, the combined ratio was 106.0%, compared with 114.3% for the same period in 2001. The improvement in the combined ratio is due to improved underwriting efforts and renewal price increases.

Specialty Lines

Specialty Lines statutory combined ratio for the first nine months of 2002 was 101.4%, compared with 81.0% in the same period of 2001. The third quarter 2002 statutory combined ratio was 121.9%, an increase of 29.2 points from the third quarter 2001 ratio of 92.7%. The increase in the third quarter statutory combined ratio is driven by an increase in the Specialty Lines loss adjustment ratio of 15.6 points compared to the third quarter 2001. This increase is a result of reserve increases due to construction defect claims in the commercial umbrella product line. The Specialty Lines statutory underwriting expense ratio increased 12.9 points in the third quarter 2002 due primarily to the elimination of the commercial umbrella reinsurance ceding commission. Because of the nature of the liabilities insured under policies issued through Specialty Lines, the ultimate cost of settlement is more difficult to estimate. Each quarter as the Group re-estimates the ultimate cost to settle the claim, the change in estimates impacts the current quarterly results for each line of business. This change often impacts the Specialty Lines more than the other lines. Renewal price increases in the umbrella line of business averaged 39.4% in the first nine months of 2002, compared with 19.7% in the same period of 2001.

Personal Lines

The Personal Lines statutory combined ratio decreased to 112.6% year-to-date September 30, 2002, from 113.4% in the first nine months of 2001. For the third quarter of 2002, the Personal Lines statutory combined ratio was 114.2%, an increase from the third quarter 2001 ratio of 111.2%.

The first nine months of 2002 statutory combined ratio for homeowners decreased 9.8 points to 114.9% from 124.7%. The third quarter homeowners combined ratio increased to 118.8% in 2002, compared to 114.2% for the same period of 2001. The underlying trends for homeowners are still poor and rate increases taken on this line are not fully earned. The Group is filing for an additional round of rate increases and will also be transitioning the business to higher deductibles in conjunction with the rate increases. In addition, the Group has filed for new policy limits relating to mold exposure in 25 states of which 18 have approved the new limits. Catastrophe losses added 5.3 points to the statutory combined ratio in the third quarter of 2002, and 10.5 points in the same period of 2001.

Private passenger auto results were impacted by poor results in the New Jersey private passenger auto market. New Jersey results added 9.7 points to the third quarter Personal Lines combined ratio of 114.2% and 15.5 points to the private passenger auto combined ratio of 113.0%, compared with increasing the 2001 third quarter Personal Lines combined ratio by 1.3 points to 111.2% and the third quarter 2001 private passenger auto by 2.2 points to 110.6%. New Jersey results were impacted by an increase in losses from prior accident years as well as poor performance in the current accident year. There was approximately $5.5 million before tax in adverse development for New Jersey personal auto this quarter adding approximately 42 points to the combined ratio for personal auto - New Jersey and direct operations. The volume of incurred losses and earned premium is dropping as this business runs off and its impact on the Group's overall results should continue to diminish with time. The continued non-renewal of this business, which is scheduled to be completed in March, 2003, is expected to reduce the negative impact of this business on the overall combined ratio in subsequent quarters. The claims department has completed a review of the New Jersey operation, augmenting existing staff with additional, highly experienced staff. In addition, the Group has seen the closure rate for these claims increase in the third quarter of 2002. Agency produced private passenger auto business, excluding New Jersey, recorded a 2002 nine-month statutory combined ratio of 100.7%, decreasing from 105.9% in the same period last year. The third quarter 2002 private passenger auto-agency combined ratio, excluding New Jersey, decreased
11.5 points to 96.8% from 108.3% in the same quarter of 2001. The private passenger auto line of business is benefiting from the implementation of insurance scoring, elimination of unprofitable business, price increases and targeted underwriting.

Since 1999, New Jersey has required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are generally higher risk urban areas. The Group is required to write one policy in an UEZ for every seven policies written outside an UEZ. The Group is assigned policies if it does not write the required quota. As of September 30, 2002, the Group has written $1.9 million year to date in UEZ premiums, with $1.8 million in additional assigned premiums compared with $6.5 million in UEZ premiums and $3.5 million in additional assigned premiums through the first nine months of 2001. The 2002 nine-month loss ratio on the UEZ premiums was 225.9% and the loss ratio on the assigned business was 257.2%, compared with a loss ratio of 165.3% on UEZ premiums and 234.0% on assigned business for the same period last year. Under the terms of the agreement with Proformance Insurance Company, all future renewal or new business related to UEZ or related assigned policies are the responsibility of Proformance.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At September 30, 2002, the fixed income portfolio of the Corporation and the Group had a market value of $3.1 billion, which consisted of 96.5% investment grade and 3.5% below investment grade securities. The market value of the below investment grade portfolio was $107.9 million at September 30, 2002, compared with $94.3 million at December 31, 2001. The Corporation and the Group classify securities as below investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's), and upon other rating agencies, including the National Association of Insurance Commissioners, when a security is not rated by either S&P or Moody's. The market value of split-rated fixed income investments (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $52.5 million at September 30, 2002 and $30.2 million at December 31, 2001.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured and subordinate to other debt. Investment grade securities are also subject to significant risks, including additional leveraging, changes in control of the issuer or worse than previously expected operating results. In most instances, investors are unprotected with respect to these risks, the effects of which can be substantial.

At September 30, 2002, the Corporation's and the Group's equity portfolios had a market value of $327.3 million, or 9.5% of the total invested assets. The Corporation and the Group mark the value of its equity portfolios to fair value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2002, the equity portfolio consisted of stocks of 47 companies in 36 industries. As of September 30, 2002, 35.6% of the Corporation's and the Group's equity portfolios were invested in five companies and the largest single position was 10.9% of the total equity portfolio.

For a further discussion of the Corporation's and the Group's investments, see
Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2001.

Cash Flow

Net cash generated by operations was $105.2 million for the first nine months of the year compared with $70.8 million for the same period in 2001. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments, and cash balances.
Cash used in financing operations was $5.2 million in the first nine months of 2002 compared with cash used of $10.4 million in the first nine months of 2001. The 2002 cash flow includes the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Debt

As of September 30, 2002, the Corporation had $198.3 million of notes payable, compared with $210.2 million at year-end 2001. On March 19, 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance of an outstanding credit facility. In addition, the Corporation terminated the credit facility that made available a $250.0 million revolving line of credit. Interest on the convertible notes is payable on March 19 and September 19 of each year, beginning September 19, 2002. The Corporation made the scheduled interest payment of $5.0 million in the third quarter 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or in which the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as percentage of principal amount):

During the twelve months commencing                   Redemption Price
-----------------------------------                   ----------------
March 23, 2005                                               102%
March 19, 2006                                               101%
March 19, 2007 until maturity of the notes                   100%

The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount plus accrued interest.

On July 31, 2002, the Corporation entered into a revolving credit agreement with LaSalle Bank National Association as lender and agent, and certain other lenders. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80 million to meet general corporate needs. The credit agreement will expire on March 15, 2005. The outstanding loan amount of the revolving line of credit was zero at September 30, 2002.

The Corporation also had $4.7 million of debt at September 30, 2002 related to a low interest loan with the state of Ohio used in conjunction with the purchase of the home office located in Fairfield, Ohio.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating. On March 11, 2002, Standard & Poor's Rating Services removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. Standard and Poor's Rating Services also announced that it assigned its "BB" senior debt rating on the Corporation's convertible notes. On October 31, 2002, Standard & Poor's Rating Services revised its outlook to negative from stable based upon the Corporation's announcement of third quarter 2002 results. On March 13, 2002,

Moody's Investor Services confirmed the Group's "A2" financial strength rating and placed a stable outlook on the Group's rating. Moody's Investor Services also announced that it placed a "Baa2" rating on the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, Moody's Investor Services indicated the rating would be reviewed for possible downgrade. On March 14, 2002, Fitch, Inc. announced that it placed a "BBB-" rating on the Corporation's convertible notes. Fitch, Inc. also placed a stable outlook on its rating and affirmed the rating and the outlook on November 5, 2002. On September 6, 2002, A.M. Best Company affirmed its financial strength rating of "A-" and assigned a positive outlook for the Group's rating. In addition, A.M. Best assigned an initial rating of "bbb" to Ohio Casualty Corporation's convertible notes. A.M. Best indicated that the ratings and the outlook did not change as a result of the Corporation's announcement of third quarter 2002 results.

Reinsurance

The Group purchases reinsurance coverage for protection against large or catastrophic losses. The reinsurance recoverable asset reflects the amounts currently due from reinsurers and significant amounts of reserves for future claims that are expected to be recovered from reinsurers. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. The Group continues to update its estimate of loss and loss adjustment expense reserves related to anticipated reinsured claims. The growth in these reserves and the related reinsurance recoverable asset, reflect significant growth in the commercial umbrella line of business, which is the Group's most heavily reinsured line of business.

Legal Proceedings

California voters passed Proposition 103 in 1988 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group agreed to pay $17.5 million in refunded premiums to eligible 1989 California policyholders. The Group began to make payments in the first quarter of 2001. The remaining liability was $7.8 million as of September 30, 2002. The settlement agreement requires that in the fourth quarter of 2002 this remaining liability, which represents any unclaimed payments to customers that cannot be located, will be escheated to the state of California.

Forward Looking Statements

The Corporation may publish forward looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Corporation notes that a variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements.

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

ITEM 4. Controls and Procedures

	Within the 90 days prior to the filing date of this Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.


PART II

ITEM 1. Legal Proceedings

	Refer to Legal Proceedings as described on Page 20 of this Form 10-Q regarding California Proposition 103.

ITEM 2. Changes in Securities  -  None

ITEM 3. Defaults Upon Senior Securities -  None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information -  None

ITEM 6. Exhibits and reports on Form 8-K -

	I.  Reports on Form 8-K:

	    (a) The Corporation filed a Form 8-K on July 15, 2002 to report on Items 5 and 7, the filing of a press release announcing the resignation of Edward T. Roeding as a director of Ohio Casualty Corporation. Exhibits to the Form 8-K consisted of Edward T. Roeding's letter of resignation dated July 15, 2002 and the press release dated April 17, 2002.

	    (b) The Corporation filed a Form 8-K on August 1, 2002 to report under Items 5 and 7, the filing of a press release announcing the Corporation's second quarter 2002 results; a press release reporting historical catastrophe earnings per share impacts on an after-tax basis, and updated projected 2002 net income. Exhibits to the Form 8-K consisted of the press releases dated July 30, 2002 and August 1, 2002.

	    (c) The Corporation filed a Form 8-K on August 13, 2002 to report under Item 9, the filing of the statements under oath of Dan
		 R. Carmichael, Chief Executive Officer and Donald F. McKee, Chief Financial Officer, pursuant to SEC Order No. 4-460. Exhibits to the Form 8-K consisted of those statements dated August 13, 2002.

	    (d) The Corporation filed a Form 8-K on September 13, 2002 to report on Items 5 and 7, the filing of a press release announcing The Ohio Casualty Insurance Company Employee Retirement Plan's intent to sell up to 1,150,000 shares of Ohio Casualty Corporation common stock. Exhibits to the Form 8-K consisted of the press release dated
		 September 6, 2002.


	II.  Exhibits:

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

					    OHIO CASUALTY CORPORATION
					----------------------------------
						   (Registrant)





November 14, 2002                       /s/ Donald F. McKee
					-----------------------------------
					Donald F. McKee, Chief Financial
					Officer (on behalf of Registrant
					and as Principal Accounting Officer)

				CERTIFICATION


I, Dan R. Carmichael, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Ohio Casualty Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14, 2002                    /s/Dan R. Carmichael
					      -----------------------------
					      Dan R. Carmichael
					      President and Chief Executive
					      Officer

				CERTIFICATION


I, Donald F. McKee, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Ohio Casualty Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14, 2002                    /s/Donald F. McKee
					     -----------------------------
					      Donald F. McKee
					      Chief Financial Officer