Form 10-K
period 2002-12-31
OHIO CASUALTY CORP
filed 2003-03-27
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-K

	[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
	      For the fiscal year ended December 31, 2002

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

	 Securities registered pursuant to Section 12(b) of the Act:
				    None

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
					       Yes    X           No
						    -----             -----

    The aggregate market value as of June 30, 2002 of the voting stock held by non-affiliates of the registrant was $1,139,113,620 determined by multiplying the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

    On February 28, 2003 there were 60,727,134 common shares outstanding.

==============================================================================

		      Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

			      TABLE OF CONTENTS

									 Page
									 ----
PART I
  Item 1.  Business                                                         4
  Item 2.  Properties                                                      19
  Item 3.  Legal Proceedings                                               19
  Item 4.  Submission of Matters to a Vote of Shareholders                 19

PART II
  Item 5.  Market for Registrant's Common Equity and Related
	   Stockholder Matters                                             20
  Item 6.  Selected Financial Data                                         21
  Item 7.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations                             23
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk      48
  Item 8.  Financial Statements and Supplementary Data                     49
  Item 9.  Changes in and Disagreements with Accountants on Accounting
	   and Financial Disclosure                                        49

PART III
  Item 10. Directors and Executive Officers of the Registrant              49
  Item 11. Executive Compensation                                          51
  Item 12. Security Ownership of Certain Beneficial Owners and
	   Management                                                      51
  Item 13. Certain Relationships and Related Transactions                  51
  Item 14. Controls and Procedures                                         51
  Item 16. Principal Accountant Fees and Services                          51

PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on
	   Form 8-K                                                        52
Signatures                                                                 72
Certifications                                                             73
Index to Exhibits                                                          83
Exhibit 3    Articles of Incorporation, as amended, filed August 3, 2000
Exhibit 3.1  Code of Regulations, as amended, filed August 3, 2000
Exhibit 10.1 Amendment to Director's Deferred Compensation Plan dated
	     April 18, 2001
Exhibit 10.2 Amendment to Supplemental Executive Savings Plan dated June
	     1, 2002
Exhibit 10.3 Amendment to The Ohio Casualty Insurance Company's Employee
	     Savings Plan dated January 1, 2000
Exhibit 10.4 Benefit Equalization Plan
Exhibit 10.5 Deferred Compensation Plan
Exhibit 10.6 Stock Option Agreement for Chief Financial Officer dated
	     September 19, 2001
Exhibit 21   Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Auditors to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8
Exhibit 23a Consent of Independent Accountants to incorporation of their opinion by reference in Registration Statements on Forms S-3
	     and Form S-8
Exhibit 28 Information from Reports Furnished to State Insurance Regulation Authorities
Exhibit 99.1 Certification of Chief Executive Officer of Ohio Casualty
	     Corporation in accordance with Section 906 of the Sarbanes-Oxley
	     Act of 2002
Exhibit 99.2 Certification of Chief Financial Officer of Ohio Casualty
	     Corporation in accordance with Section 906 of the Sarbanes-Oxley
	     Act of 2002

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

Since late 1999, the property and casualty insurance industry has experienced a general improvement in pricing conditions, especially in the commercial lines business. While the industry tends to exhibit alternating cycles of rising prices, followed by declining prices and poor underwriting performance, the commercial lines business was in an unusually protracted period of declining or inadequate prices from the late 1980s until recently. The Group implemented renewal price increases in its Commercial Lines operating segment averaging 16.3% during 2002 and 15.2% during 2001. The commercial umbrella business in the Specialty Lines operating segment average renewal price increases were 37.2% for 2002, compared with 20.3% for 2001. The Group continues to seek additional renewal price increases on its Commercial Lines and commercial umbrella business in 2003.

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

In June of 2001, the Corporate Strategic Plan ("Plan") was announced. The Plan introduced an organization structured around three operating segments:
Commercial Lines segment, Specialty Lines segment, and Personal Lines segment and established measurable financial targets for each operating segment and the Group. The Corporation also completed its senior management team in 2001 with the additions of experienced officers in the Chief Financial Officer, Chief Technology Officer and Chief Actuary positions.

Item 1. Continued

During the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey. This transaction allowed the Group to stop writing business in the New Jersey private passenger auto market beginning in March of 2002. In recent years, the market in New Jersey private passenger auto had become more unstable due to the inability to control both the volume of writings and the profitability. Under the terms of the transaction, OCNJ agreed to pay $40.6 million to a third party, Proformance Insurance Company ("Proformance"), to transfer its renewal obligations. The before-tax amount of $40.6 million was charged to income in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business for approximately three years beginning March 2002. The final measurement date is December 31, 2004 and will include use of the statutory insurance expense exhibit which is due April 1, 2005.If this criteria is not met, OCNJ will have a contingent liability of up to $15.6 million to be paid to Proformance to maintain this premiums-to-surplus ratio. At December 31, 2002, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable that the liability will be incurred and therefore has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.

The Corporation's internet website is www.ocas.com. Beginning November 15, 2002 through December 31, 2002, the Corporation did not make available on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports ("SEC Reports") after such reports were electronically filed with or furnished to the SEC since the Corporation was in the process of re-designing its website during that time. On March 14, 2003 the Corporation's website began providing a hyperlink to the website of the Securities and Exchange Commission where the Corporation's SEC Reports are available as soon as reasonably practicable after the Corporation has filed the SEC Reports. Additionally, the information contained on the corporation's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

(b)  Financial Information About Industry Segments
The revenues, operating profit and combined ratios of each industry segment for the three years ended December 31, 2002 are set forth in Note 14, Segment Information, in the Notes to the Consolidated Financial Statements on pages 66 and 67 of this Form 10-K.

     Segment Description

     Commercial Lines Segment
The Group transacts business in over 40 states. The Group's Commercial Lines segment, which accounted for 52.6% of net premiums written in 2002, includes primarily:

- commercial multi-peril insurance ("CMP"), which insures a business against several risks, usually including property, liability, crime and boiler and machinery explosion;

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

     Specialty Lines Segment
The Group's Specialty Lines segment, which accounted for 12.4% of net premiums written in 2002 includes primarily:

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

     Personal Lines Segment
The Group's Personal Lines segment, which accounted for the remaining 35.0% of net premiums written in 2002, includes primarily personal automobile and homeowners' insurance sold to individuals.

The following table shows the Group's total property and casualty net premiums written by operating segments and selected product lines for the periods indicated. Net premiums written includes gross premiums less premiums ceded pursuant to reinsurance programs.

OPERATING SEGMENTS and
SELECTED PRODUCT LINES                   Statutory Net Premiums Written
----------------------                   ------------------------------
						 (in thousands)
					   2002            2001            2000
					   ----            ----            ----
Commercial Lines                     $  762,190      $  689,596      $  721,681
   Workers' compensation                143,911         148,628         185,800
   Auto - Commercial                    213,364         186,726         178,727
   General liability                     84,474          79,034          80,663
   CMP, fire & inland marine            320,441         275,207         276,491

Specialty Lines                         179,879         136,085         107,255
   Commercial umbrella                  132,655          92,154          65,576
   Fidelity & surety                     45,599          38,739          37,600

Personal Lines                          506,559         646,504         676,457
   Auto - Agency                        318,054         444,385         455,330
   Auto - Direct                          3,235           6,821          10,711
   Homeowners                           153,678         161,960         173,222

     Total All Lines                 $1,448,628      $1,472,185      $1,505,393

Item 1. Continued

Property and casualty statutory net premiums written decreased to $1,448.6 million in 2002 from $1,472.2 million in 2001. The net premiums written decrease in 2002 can be attributed primarily to the reduction in premiums related to the non-renewal of the Group's New Jersey private passenger auto business that began to be non-renewed in March of 2002.

The decrease in net premiums written in 2001 was primarily related to implementing a more selective underwriting philosophy, therefore, resulting in the cancellation of certain business. Actions taken in 2000 to cancel the Managing General Agents and the Group's most unprofitable agents and policies represented over $150 million in annual net premiums written. The Group terminated its relationships with all managing general agents in the first quarter of 2001. Managing general agents are granted wider latitude to make underwriting decisions than the Group's other agents. The Group concluded that this latitude was inconsistent with the emphasis on strengthening underwriting guidelines for the business. The managing general agent relationships were acquired as part of the GAI commercial lines business.

(c)  Narrative Description of Business

     Marketing and Distribution

The Group is represented on a commission basis by approximately 3,300 independent insurance agencies with over 5,300 agents. In most cases, these agents also represent other unaffiliated companies which may compete with the Group. The six claim and eight underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2002, these agencies represented 16.0% of the Group's total agency force and wrote 38.3% of its book of business. The policies placed by key agents have consistently produced a lower statutory loss ratio for the Group than policies placed by other agents.

Historically, the Group has targeted small business customers for its product lines in its Commercial Lines segment. The Group's typical commercial lines customer is a small business with minimal number of employees and a need for a package of coverages which can be conveniently purchased. For the year 2002, this commercial lines customer group, categorized by commercial liability premium volume, included approximately 75% contractors/artisans, 9% building/premises, 10% mercantile and 6% manufacturing. The Group believes that this small business customer group offers the opportunity to develop strong customer and agent relationships, apply its underwriting experience to this specific type of customer and achieve superior underwriting results.

The Group markets personal automobile insurance primarily to standard and preferred risk drivers. Standard and preferred risk drivers are those who have met certain criteria, including a driving record which reflects a low historical incidence of at-fault accidents and moving violations of traffic laws. The Group does not target "non-standard" risk drivers who fall outside these criteria. Because the Group's personal automobile insurance product line has been more profitable than its homeowners' insurance product line, the Group emphasizes writing a single customer's auto insurance and homeowners' insurance and de-emphasizes the marketing of homeowners' insurance to those customers who have not purchased automobile insurance.

Item 1. Continued

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated direct premiums written for the Group's ten largest states:

			     Ten Largest States
			  Direct Premiums Written
			       (in thousands)

			 Percent                             Percent                           Percent
		  2002   of Total                     2001   of Total                   2000   of Total
		  ----   --------                     ----   --------                   ----   --------
New Jersey*    $186,611    12.1    New Jersey    $  264,866    17.1    New Jersey    $221,965    15.6
Ohio            142,670     9.3    Ohio             150,635     9.6    Ohio           153,057    10.8
Pennsylvania    119,077     7.8    Kentucky         119,126     7.7    Kentucky       132,631     9.3
Kentucky        115,385     7.5    Pennsylvania     105,536     6.8    Pennsylvania    91,979     6.5
Illinois         79,452     5.2    Illinois          78,954     5.1    Illinois        81,747     5.8
North Carolina   75,211     4.9    North Carolina    70,910     4.6    Indiana         75,340     5.3
Indiana          63,192     4.1    Indiana           68,224     4.4    North Carolina  54,710     3.9
Maryland         61,790     4.0    Maryland          58,516     3.8    Maryland        45,496     3.2
New York         57,892     3.8    Texas             49,181     3.2    Texas           45,386     3.2
Texas            55,900     3.6    New York          41,446     2.7    Michigan        39,347     2.8
	       --------    ----                  ----------    ----                  --------    ----
	       $957,180    62.3                  $1,007,394    65.0                  $941,658    66.4
	       ========    ====                  ==========    ====                  ========    ====

*New Jersey private passenger auto and personal umbrella business represented 14.6% of the total New Jersey direct premiums written in 2002. Excluding the Group's New Jersey private passenger auto and personal umbrella business, New Jersey would have represented 10.6% of the total direct premiums written.

     Investments

The distribution of the Corporation's and the Group's invested assets is determined by a number of factors, including:

- insurance law requirements;

- liquidity needs;

- tax planning;

- general market conditions; and

- business mix and liability payout patterns.

Periodically, the Corporation and the Group reallocate their investment portfolios subject to the parameters set by the Investment Committee. Throughout 2002 and 2001, the Corporation and the Group sold equity securities, many of which had substantially appreciated in value compared to earlier periods. This sale program was part of an investment management decision to reduce equity holdings in favor of investment grade bonds. Consolidated after-tax realized investment gains amounted to $29.4 million
in 2002 and $135.0 million in 2001.   Realized investment losses were $1.5
million in 2000. The funds previously invested in equity securities were reallocated to investment grade fixed maturity securities.

Due to poor insurance operating results, the Corporation and the Group reduced their tax exempt bond portfolio significantly from 1999 to 2001. The Corporation and the Group applied the funds previously invested in tax exempt bonds to investment grade taxable bonds. Tax exempt bonds

Item 1. Continued

did increase slightly, as a percentage of amortized cost, to 1.5% of the fixed maturity portfolio at December 31, 2002, versus 1.1% at December 31, 2001 and 3.2% at December 31, 2000. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The consolidated fixed maturity portfolio of the Corporation and the Group has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio at December 31, 2002 was approximately 4.5 years. The Corporation and the Group always remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

The following table sets forth the carrying values and other data of the Corporation's and the Group's invested assets as of the end of the years indicated:

		      Distribution of Invested Assets
			      ($ in millions)

		       2002
		     Average               % of              % of              % of
		      Rating       2002   Total      2001   Total      2000   Total
		     -------       ----   -----      ----   -----      ----   -----
U.S. government        AAA     $   29.1    0.8   $   29.4    0.9   $   55.6    1.7
Tax exempt bonds
 and notes
   Investment grade    AA-         45.0    1.3       29.6    0.9       77.4    2.2
   Below investment
     grade             BB-          1.8    0.1        1.7    0.1        1.9    0.1
Corporate securities
   Investment grade    A        1,817.4   51.9    1,516.6   45.7    1,143.1   34.3
   Below investment
     grade             BB-         92.2    2.6       87.0    2.6      111.8    3.4
Mortgage-backed
  securities
   Investment grade    AA+      1,143.0   32.6    1,102.2   33.2    1,110.2   33.4
   Below investment
     grade             B           11.3    0.3        5.6    0.2       13.7    0.4
			       --------  -----   --------  -----   --------  -----
Total bonds                     3,139.8   89.6    2,772.1   83.6    2,513.7   75.5

Common stocks                     312.5    9.0      488.6   14.7      754.8   22.7
Preferred stocks                     -      -         0.4     -         0.1     -
			       --------  -----   --------  -----   --------  -----
Total stocks                      312.5    9.0      489.0   14.7      754.9   22.7

Short-term                         49.9    1.4       54.8    1.7       59.7    1.8
			       --------  -----   --------  -----   --------  -----
Total investments              $3,502.2  100.0   $3,315.9  100.0   $3,328.3  100.0

Total market value
   of investments              $3,502.2          $3,315.9          $3,328.3
			       ========          ========          ========

Total amortized cost
   of investments              $3,109.9          $2,895.0          $2,698.8
			       ========          ========          ========

				      9

Item 1. Continued

At December 31, 2002, the Corporation's and the Group's fixed maturity portfolios totaled $3,139.8 million, which consisted of 96.6% investment grade securities and 3.4% below investment grade securities. The market value of the below investment grade portfolio was $105.3 million at December 31, 2002. The Corporation and the Group classify securities as below investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's securities are classified based upon the ratings of other agencies, including the National Association of Insurance Commissioners. The market value of split-rated fixed maturity investments (i.e., those having an investment grade rating from one rating agency and a below investment grade from another rating agency) was $45.8 million at December 31, 2002.

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

The following table shows yield, based on cost, of the Corporation's fixed maturity portfolio as of the end of the years indicated:

			       2002       2001       2000
Investment grade               6.7%       7.3%       7.4%
Below investment grade         9.5%       9.1%      10.1%
Total taxable                  6.8%       7.5%       7.6%
Tax exempt                     6.2%       6.5%       5.4%

At December 31, 2002, the Corporation's and the Group's equity portfolios had a market value of $312.5 million, or 9.0% of the total invested assets. The Corporation and the Group mark the value of its equity portfolios to fair value on its balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2002, the equity portfolio consisted of stocks in 47 companies in 34 industries. As of December 31, 2002, 33.0% of the Corporation's and the Group's equity portfolios were invested in five companies and the largest single position was 10.4% of the total equity portfolio.

The portfolio strategy, with respect to common stocks, is to invest in companies whose stocks have below average valuations but above average growth prospects. The Corporation and the Group focus on large companies with dominant market positions, excellent profitability and strong balance sheets.

The Corporation and the Group are required by both accounting principles generally accepted in the United States ("GAAP") and statutory accounting principles to mark the value of their equity portfolios to market for reporting on their balance sheets. As a result, GAAP shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The Corporation and the Group manages the effects of future stock market volatility on GAAP shareholders' equity and statutory surplus by maintaining an appropriate ratio of equity securities to GAAP shareholders' equity and statutory surplus.

Item 1. Continued

    Liabilities for Unpaid Loss and Loss Adjustment Expenses

Liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. The effect of these adjustments on the Group's results may have a material adverse effect on the Group's results. The estimated liabilities include direct costs of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process.

The effect of catastrophes on the Group's results cannot be accurately predicted and they may have a material adverse effect on the Group's results. In 2002, 2001 and 2000 the Group was impacted by 25, 19 and 24 catastrophes, respectively. The largest catastrophe in each of these years was $7.5 million, $17.8 million and $7.1 million, respectively, in incurred losses. Additional catastrophes with over $1 million in incurred losses numbered six in 2002, four in 2001 and nine in 2000. For additional discussion of catastrophe losses, please refer to Item 15, Note 10, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on page 65 of this Form 10-K.

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

The following tables present an analysis of losses and loss adjustment expenses and related liabilities for the periods indicated. The first table represents the impact of current and prior accident years on calendar year loss and loss adjustment expenses. The second table displays the development of loss and loss adjustment expense liabilities as of successive year-end evaluations for each of the past ten years. The accounting policies used to estimate liabilities for losses and loss adjustment expenses are described in Note 1I, Summary of Significant Accounting Policies and Note 10, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 58 and 65 of this Form 10-K.

Item 1. Continued

     Reconciliation of Liabilities for Losses and Loss Adjustment Expense
				 (in thousands)

					     2002          2001          2000
					     ----          ----          ----
Net liabilities, beginning of year     $1,981,985    $1,907,331    $1,823,329
Provision for current accident year
   claims                               1,045,361     1,145,545     1,237,319
Increase (decrease) in provision for
   prior accident year claims              84,451        58,489        56,846
				       ----------    ----------    ----------
					1,129,812     1,204,034     1,294,165

Payments for claims occurring during:
   Current accident year                  423,634       520,232       596,114
   Prior accident years                   608,909       609,148       614,049
				       ----------    ----------    ----------
					1,032,543     1,129,380     1,210,163

Net liabilities, end of year            2,079,254     1,981,985     1,907,331
Reinsurance recoverable                   354,396       168,737        96,188
				       ----------    ----------    ----------
Gross liabilities, end of year         $2,433,650    $2,150,722    $2,003,519
				       ==========    ==========    ==========

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In thousands)

Year Ended December 31                  1992         1993         1994         1995         1996
----------------------                  ----         ----         ----         ----         ----
Net liability as originally
  estimated:                      $1,673,868   $1,693,551   $1,606,487   $1,557,065   $1,486,622

Life Operations Liability                663          656          961        3,934        3,722

P&C Operations Liability          $1,673,205   $1,692,895   $1,605,526   $1,553,131   $1,482,900

Net cumulative payments as of:
  One year later                     561,133      533,634      510,219      486,168      483,574
  Two years later                    869,620      833,399      803,273      772,670      747,374
  Three years later                1,060,433    1,017,893      997,027      944,294      950,138
  Four years later                 1,176,831    1,147,266    1,106,361    1,080,373    1,058,300
  Five years later                 1,264,900    1,218,916    1,203,717    1,151,001    1,121,263
  Six years later                  1,316,756    1,288,148    1,257,334    1,198,340    1,171,201
  Seven years later                1,369,889    1,331,291    1,293,461    1,239,323
  Eight years later                1,405,107    1,363,089    1,328,977
  Nine years later                 1,433,612    1,393,018
  Ten years later                  1,459,849

Gross cumulative payments as of:
  One year later                     586,869      547,377      522,811      500,150      498,274
  Two years later                    904,911      859,142      827,232      798,078      781,853
  Three years later                1,107,980    1,051,915    1,030,701      988,674      983,440
  Four years later                 1,231,386    1,190,466    1,158,798    1,123,163    1,098,738
  Five years later                 1,328,478    1,278,602    1,254,475    1,200,600    1,171,207
  Six years later                  1,394,890    1,347,025    1,314,586    1,257,360    1,223,212
  Seven years later                1,446,560    1,396,505    1,359,925    1,300,632
  Eight years later                1,487,891    1,437,481    1,397,651
  Nine years later                 1,524,506    1,469,875
  Ten years later                  1,553,126


Year Ended December 31                  1997         1998         1999         2000         2001         2002
----------------------                  ----         ----         ----         ----         ----         ----
Net liability as originally
  estimated:                      $1,421,804   $1,865,643   $1,823,329   $1,907,331   $1,981,985   $2,079,254

Life Operations Liability                100           98          -            -            -            -

P&C Operations Liability          $1,421,704   $1,865,545   $1,823,329   $1,907,331   $1,981,985   $2,079,254

Net cumulative payments as of:
  One year later                     449,802      640,209      614,049      609,148      608,909
  Two years later                    751,179      999,069      960,503    1,002,742
  Three years later                  919,272    1,223,348    1,226,182
  Four years later                 1,016,871    1,385,215
  Five years later                 1,088,755
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                     469,933      654,204      636,530      647,115      636,848
  Two years later                    775,371    1,022,220    1,007,084    1,060,618
  Three years later                  950,445    1,261,136    1,281,395
  Four years later                 1,057,505    1,426,524
  Five years later                 1,131,451
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities
   (continued)
(In thousands)

Year Ended December 31                     1992         1993         1994         1995         1996         1997
----------------------                     ----         ----         ----         ----         ----         ----
Net liability re-estimated as of:

  One year later                      1,601,406    1,539,178    1,500,528    1,474,795    1,427,992    1,355,586
  Two years later                     1,555,452    1,510,943    1,501,530    1,441,081    1,403,059    1,386,401
  Three years later                   1,524,054    1,515,114    1,486,455    1,445,738    1,439,008    1,400,662
  Four years later                    1,559,492    1,525,493    1,507,331    1,478,787    1,456,890    1,391,970
  Five years later                    1,561,763    1,551,024    1,546,849    1,497,573    1,447,959    1,441,667
  Six years later                     1,588,063    1,587,885    1,566,276    1,491,985    1,489,835
  Seven years later                   1,627,385    1,609,600    1,560,871    1,532,181
  Eight years later                   1,649,372    1,606,164    1,597,778
  Nine years later                    1,649,387    1,640,831
  Ten years later                     1,681,709

Decrease (increase) in
  original estimates:                $   (8,504)  $   52,064   $    7,748   $   20,950   $   (6,935)  $  (19,963)

Net liability as originally
   estimated:                        $1,673,205   $1,692,895   $1,605,526   $1,553,131   $1,482,900   $1,421,704

Reinsurance recoverable on
   unpaid losses and LAE                 80,114       75,738       65,336       71,066       64,695       59,952

Gross liability as originally
   estimated:                        $1,753,982   $1,769,289   $1,671,823   $1,631,184   $1,556,670   $1,483,807

Life Operations Liability                   663          656          961        6,987        9,075        2,150

P&C Operations Liability              1,753,319    1,768,633    1,670,862    1,624,197    1,547,595    1,481,657

One year later                        1,693,958    1,611,032    1,574,177    1,546,001    1,496,100    1,447,044
Two years later                       1,645,634    1,591,328    1,579,932    1,515,032    1,507,365    1,477,874
Three years later                     1,623,559    1,601,354    1,565,580    1,561,675    1,537,356    1,495,816
Four years later                      1,664,239    1,612,300    1,630,314    1,585,459    1,559,519    1,495,563
Five years later                      1,666,556    1,680,806    1,657,037    1,608,296    1,558,160    1,571,129
Six years later                       1,722,897    1,704,863    1,680,592    1,609,850    1,623,241
Seven years later                     1,758,687    1,731,007    1,682,809    1,671,414
Eight years later                     1,784,615    1,735,071    1,739,333
Nine years later                      1,791,221    1,788,056
Ten years later                       1,840,216

Decrease (increase) in
   original estimates:                  (86,897)     (19,423)     (68,471)     (47,217)     (75,646)     (89,473)

Year Ended December 31                     1998         1999         2000         2001         2002
----------------------                     ----         ----         ----         ----         ----
Net liability re-estimated as of:

  One year later                      1,888,387    1,880,174    1,965,820    2,066,435
  Two years later                     1,885,236    1,907,575    2,066,091
  Three years later                   1,901,776    1,997,645
  Four years later                    1,975,793
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:                $ (110,248)  $ (174,316)  $ (158,760)  $  (84,450)

Net liability as originally
   estimated:                        $1,865,545   $1,823,329   $1,907,331   $1,981,985   $2,079,254

Reinsurance recoverable on
   unpaid losses and LAE                 80,215       85,126       96,188      168,737      354,396

Gross liability as originally
   estimated:                        $1,956,939   $1,908,455   $2,003,519   $2,150,722   $2,433,650

Life Operations Liability                11,180            -            -            -            -

P&C Operations Liability              1,945,759    1,908,455    2,003,519    2,150,722    2,433,650

One year later                        1,972,890    1,981,093    2,129,865    2,346,873
Two years later                       1,975,657    2,041,717    2,310,556
Three years later                     2,006,064    2,189,898
Four years later                      2,114,326
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Decrease (increase) in
   original estimates:                 (168,567)    (281,443)    (307,038)    (196,151)

Item 1. Continued

    Reinsurance

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage and the programs in effect for 2002 are summarized below.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $14.0 million in losses in excess of the $1.0 million retention level for a single event. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $59.0 million, $24.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event. The casualty reinsurance treaty includes a layer of coverage of $5.0 million in excess of $1.0 million that includes a fund managed by the Group and the Group has title to the assets. Ceded premiums are paid by the Group into the fund and reinsured losses are paid to the Group under the terms of the reinsurance agreement with various reinsurers. The reinsurers bear the risk of losses in excess of the fund. The Group's ability to manage the investments of the fund reduces credit risk related to reinsurers. The balance of the fund as of December 31, 2002 was approximately $129.0 million.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $150.0 million of coverage in excess of the Group's $25.0 million retention level. The treaty was written on a multiple year basis for years 2001 - 2004 with only a portion of the reinsurance layers expiring in a single year. This provides continuity and maintains rates and each reinsurer's overall share of the program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program. Losses and loss adjustment expenses from the fires in Oakland, California in 1991 totaled $35.6 million and losses and loss adjustment expenses from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention amount of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 150-250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an

Item 1. Continued

estimated allowance for uncollectible reinsurance amounts as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums. As a result of these controls, amounts of uncollectible reinsurance have not been significant.

All of the Company's insurance subsidiaries, except OCNJ, have entered into an intercompany reinsurance pooling agreement with the Company. The purpose of this agreement is to:

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

    Competition

The property and casualty industry is highly competitive. The Group competes on the basis of service, price and coverage. According to A.M. Best, based on net insurance premiums written in 2001, the latest year for which industry nationwide comparison statistics are available:

- more than $300 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 11.5%; and

- the Group ranked as the fortieth largest property and casualty insurance group in the United States.

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

Item 1. Continued

The authority of state insurance departments extends to various matters, including:

- the establishment of standards of solvency, which must be met and maintained by insurers;

- the licensing of insurers and agents;

- the imposition of restrictions on investments;

- approval and regulation of premium rates and policy forms for property and casualty insurance;

- the payment of dividends and distributions;

- the provisions which insurers must make for current losses and future liabilities; and

- the deposit of securities for the benefit of policyholders.

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

    New Jersey

New Jersey's private passenger auto net premiums written represented approximately 7.5% of the Group's total private passenger auto book of business in 2002.

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group announced in the fourth quarter of 2001 the transaction that allowed the Group to stop writing business in early 2002 in the private passenger auto market in New Jersey. See discussion of this transaction and the New Jersey regulatory environment for private passenger automobile insurance in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24, 35 and 36 of this Form 10-K.

Item 1. Continued

    National Association of Insurance Commissioners

The Group's insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial condition and operations of insurance companies, including the Insurance Regulating Information System.

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

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:

- asset risk;

- credit risk;

- underwriting risk; and

- off-balance sheet risk.

The Risk-Based Capital model law requires the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2002 statutory financial statements, the Company and each of its insurance subsidiaries had the following ratio of total adjusted capital to the Authorized Control Level:

	    The Company              572.5%
	    American Fire            892.7%
	    Ohio Security           2181.4%
	    West American            520.1%
	    Avomark                 1106.5%
	    OCNJ                     356.4%

As of December 31, 2002, all insurance companies in the Group exceeded the necessary capital.

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

Item 1. Continued

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

Dividend payments to the Corporation from the Company are limited to approximately $112.5 million during 2003 without prior approval of the Ohio insurance department based on 100% of the Company's net income for the year ending December 31, 2002. Additional restrictions may result from the minimum net worth and surplus requirements in the Corporation's credit agreement.

The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the operating leverage of an insurance company and indicates the ability of the Group to grow by writing additional business. The ratio of premiums written to statutory surplus for the Corporation's insurance subsidiaries was 2.0 to 1 at December 31, 2002. The ratio was 1.9 to 1 in 2001 and 2000.

    Employees

At December 31, 2002, the Company had approximately 3,000 employees of which approximately 1,423 were located in the Fairfield and Hamilton, Ohio offices.


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


Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted during the fourth quarter of the Corporation's 2002 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.

				   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Corporation's common shares, par value $.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. On February 28, 2003, the Corporation's common shares were held by 5,179 shareholders of record.

(b) The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last three most recent fiscal years:

			High/Low Market Price Per Share
				 (in dollars)
	   Quarter            1st       2nd       3rd       4th
	   2002 High        19.20     22.07     20.43     18.18
		Low         15.80     18.66     16.01     11.22

	   2001 High        11.63     13.38     14.30     16.05
		Low          8.38      8.47     10.93     12.43

	   2000 High        17.87     17.12     10.56     10.25
		Low         11.06     10.94      6.34      6.50

(c) Quarterly cash dividends were paid by the Corporation to the holders of its common shares in 2000. Cash dividends per share for 2000 were $.23 for the first quarter and $.12 for each of the remaining quarters in 2000. The Corporation's Board of Directors discontinued the Corporation's regular quarterly dividend in February, 2001.

Item 6.     Selected Financial Data

Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless
otherwise noted; number of weighted average shares
and dollars in millions, except per share data)
						2002        2001        2000        1999
-----------------------------------------------------------------------------------------
Consolidated Operations

Premiums and finance charges earned        $ 1,450.5   $ 1,506.7   $ 1,534.0   $ 1,555.0
Investment income less expenses                207.1       212.4       205.1       184.3
Investment gains (losses) realized, net         45.2       182.9        (2.4)      160.8
-----------------------------------------------------------------------------------------
Total Revenues                               1,702.8     1,902.0     1,736.7     1,900.1
Total Expenses                               1,709.5     1,775.6     1,866.4     1,763.2
Income (loss) from continuing operations        (0.9)       98.6       (79.2)      110.2
-----------------------------------------------------------------------------------------
Gain on sale of discontinued operations            -           -           -         6.2
Cumulative effect of accounting change             -                                (2.3)
-----------------------------------------------------------------------------------------
Net income (loss)                               (0.9)       98.6       (79.2)      114.1
=========================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations     (0.01)      1.64       (1.32)       1.73
   Discontinued operations                          -          -           -        0.07
   Gain on sale of discontinued operations          -          -           -        0.11
   Cumulative effect of accounting changes          -          -           -       (0.04)
-----------------------------------------------------------------------------------------
Net income (loss)                               (0.01)      1.64       (1.32)       1.87
=========================================================================================
Average shares outstanding - diluted*            61.3       60.2        60.1        61.1

Total assets                                  4,779.0    4,524.6     4,489.4     4,476.4
Total debt                                      198.3      210.2       220.8       241.4
Shareholders' equity                          1,058.7    1,080.0     1,116.6     1,151.0
Book value per share*                           17.43      17.97       18.59       19.16
Dividends per share*                                -          -        0.59        0.92

Property and Casualty Operations
Net premiums written(1)                       1,448.6    1,472.2     1,505.4     1,586.9
Net premiums earned                           1,450.4    1,506.2     1,533.0     1,554.1

Statutory loss ratio(2)                          62.2%      66.5%       72.8%       66.9%
Statutory loss adjustment expense ratio(3)       15.7%      13.4%       11.6%       10.7%
Statutory underwriting expense ratio(4)          34.9%      35.4%       34.8%       35.2%
Statutory combined ratio(5)                     112.8%     115.3%      119.2%      112.8%

Property and casualty reserves
   Unearned premiums                            668.7      666.7       696.4       725.2
   Losses                                     1,978.7    1,746.8     1,627.6     1,545.0
   Loss adjustment expense                      454.9      403.9       376.0       363.5

Statutory policyholders' surplus(6)             725.7      767.5       812.1       899.8

(1)Net premiums written are premiums for all policies sold during a specific accounting period less premiums returned.
(2)Statutory loss ratio measures net losses incurred as a percentage of net premiums earned.
(3)Statutory loss adjustment expense ratio measures loss adjustment expenses as a percentage of net premiums earned.
(4)Statutory underwriting expense ratio measures underwriting expenses as a percentage of net premiums written.
(5)Statutory combined ratio measures the percentage of premium dollars used to pay insurance losses, loss adjustment expenses and underwriting expenses.
(6)Statutory policyholders' surplus is equal to an insurance company's admitted assets minus liabilities.

*Adjusted for 2 for 1 stock dividend effective July 22, 1999

Item 6.   Continued

Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless
otherwise noted; number of weighted average shares
and dollars in millions, except per share data)
						1998        1997        1996        1995
-----------------------------------------------------------------------------------------
Consolidated Operations

Premiums and finance charges earned         $1,268.9     $1,209.0   $1,226.6    $1,268.3
Investment income less expenses                169.0        177.7      183.3       188.1
Investment gains (losses) realized, net         14.4         50.7       49.7         6.1
-----------------------------------------------------------------------------------------
Total Revenues                               1,452.3      1,437.4    1,459.6     1,462.5
Total Expenses                               1,349.3      1,263.9    1,344.7     1,342.3
Income (loss) from continuing operations        84.9        139.1      102.5        99.7
-----------------------------------------------------------------------------------------
Gain on sale of discontinued operations            -            -          -           -
Cumulative effect of accounting change             -            -          -           -
-----------------------------------------------------------------------------------------
Net income (loss)                               84.9        139.1      102.5        99.7
=========================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations     1.26         1.90       1.39        1.33
   Discontinued operations                      0.03         0.13       0.07        0.06
   Gain on sale of discontinued operations         -            -          -           -
   Cumulative effect of accounting changes         -            -          -           -
-----------------------------------------------------------------------------------------
Net income (loss)                               1.29         2.03       1.46        1.39
=========================================================================================
Average shares outstanding - diluted*           65.9         68.5       70.5        71.5

Total assets                                 4,802.3      3,778.8    3,890.0     3,980.1
Total debt                                     265.0         40.0       50.0        60.0
Shareholders' equity                         1,321.0      1,314.8    1,175.1     1,111.0
Book value per share*                          21.12        19.56      16.72       15.69
Dividends per share*                            0.88         0.84       0.80        0.76

Property and Casualty Operations

Net premiums written(1)                      1,299.6      1,207.6    1,209.0     1,250.6
Net premiums earned                          1,267.8      1,204.3    1,223.4     1,264.6

Statutory loss ratio(2)                         63.7%        62.7%      66.5%       61.2%
Statutory loss adjustment expense ratio(3)       9.1%         9.4%       9.7%       10.2%
Statutory underwriting expense ratio(4)         34.4%        33.2%      33.3%       32.6%
Statutory combined ratio(5)                    107.2%       105.3%     109.5%      104.0%

Property and casualty reserves
   Unearned premiums                           668.4        494.9      491.4       505.8
   Losses                                    1,569.5      1,174.5    1,215.8     1,268.1
   Loss adjustment expense                     376.3        307.2      331.8       356.1

Statutory policyholders' surplus(6)          1,027.1      1,109.5      984.9       876.9


Ohio Casualty Corporation & Subsidiaries
TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless
otherwise noted; number of weighted average shares
and dollars in millions, except per share data)                    10-Year Compound
						1994       1993      Annual Growth
-----------------------------------------------------------------------------------
Consolidated Operations

Premiums and finance charges earned         $1,298.8   $1,380.7          (0.6)%
Investment income less expenses                185.7      192.5          (0.6)%
Investment gains (losses) realized, net         21.9       47.0          (1.5)%
-----------------------------------------------------------------------------------
Total Revenues                               1,506.4    1,620.2          (0.6)%
Total Expenses                               1,397.1    1,533.2           0.1%
Income (loss) from continuing operations        97.2       87.0        (100.0)%
-----------------------------------------------------------------------------------
Gain on sale of discontinued operations            -          -
Cumulative effect of accounting change          (0.3)         -
-----------------------------------------------------------------------------------
Net income (loss)                               96.9       87.0        (100.0)%
===================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations     1.27       1.12        (101.0)%
   Discontinued operations                      0.08       0.09        (100.0)%
   Gain on sale of discontinued operations         -          -
   Cumulative effect of accounting changes         -          -
-----------------------------------------------------------------------------------
Net income (loss)                               1.35       1.21        (101.0)%
===================================================================================
Average shares outstanding - diluted*           72.0       72.0          (1.6)%

Total assets                                 3,739.0    3,816.8           2.4%
Total debt                                      70.0      103.0           5.2%
Shareholders' equity                           850.8      862.3           2.5%
Book value per share*                          11.82      11.97           4.0%
Dividends per share*                            0.73       0.71        (100.0)%

Property and Casualty Operations

Net premiums written(1)                      1,286.4    1,306.0          (0.4)%
Net premiums earned                          1,297.7    1,379.4          (0.5)%

Statutory loss ratio(2)                         61.6%      64.9%         (0.2)%
Statutory loss adjustment expense ratio(3)      10.0%      11.8%          3.8%
Statutory underwriting expense ratio(4)         32.2%      33.6%          0.4%
Statutory combined ratio(5)                    103.8%     110.3%          0.4%

Property and casualty reserves
   Unearned premiums                           517.8      529.6           1.2%
   Losses                                    1,303.6    1,378.0           4.2%
   Loss adjustment expense                     367.3      390.6           2.3%

Statutory policyholders' surplus(6)            660.0      713.6           0.7%

(1)Net premiums written are premiums for all policies sold during a specific accounting period less premiums returned.
(2)Statutory loss ratio measures net losses incurred as a percentage of net premiums earned.
(3)Statutory loss adjustment expense ratio measures loss adjustment expenses as a percentage of net premiums earned.
(4)Statutory underwriting expense ratio measures underwriting expenses as a percentage of net premiums written.
(5)Statutory combined ratio measures the percentage of premium dollars used to pay insurance losses, loss adjustment expenses and underwriting expenses.
(6)Statutory policyholders' surplus is equal to an insurance company's admitted assets minus liabilities.

*Adjusted for 2 for 1 stock dividend effective July 22, 1999

PAGE>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

Management's Discussion and Analysis (MD&A) of financial condition and results of operations addresses the financial condition of the Corporation and the Group as of December 31, 2002, compared with December 31, 2001 and December 31, 2000 and the Corporation's and the Group's results of operations for each of the three years. The supplementary financial information should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of the Corporation's and the Group's results of operations and financial position.

OVERVIEW

During 2002, the Group continued to invest in its strategy to improve the ease of use for agents doing business with the Group and demonstrated improved loss ratios despite the negative impact of business written in prior years. The Corporation also completed the refinancing of bank debt with a convertible debt issuance that aggregated net proceeds of $194.0 million as discussed further under "Liquidity and Financial Strength." In addition, substantial progress was made in 2002 toward implementing the Corporation's strategic plan.

	RESULTS OF OPERATIONS

Net Income

The Corporation reported an after-tax net loss of $.9 million, or $.01 per share for the year 2002, compared with net income of $98.6 million, or $1.64 per share in 2001, and a net loss of $79.2 million, or $1.32 per share in 2000.

Operating Results

For the year 2002, the Corporation reported a net operating loss(1) of $30.2 million, compared with net operating losses of $36.4 million in 2001 and $77.7 million in 2000. During 2002, the Group increased provisions for prior accident years' losses and loss adjustment expenses (LAE) by $84.4 million before tax which was concentrated in the general liability, commercial auto and personal auto product lines. Also during 2002, operating results were negatively impacted by expenses totaling $79.7 million before tax related to the agent relationships identifiable intangible asset. This asset represents the excess of cost over fair value of net assets for the 1998 acquisition of the Great American Insurance Company's (GAI) commercial lines division. The components of this non-cash charge were $10.2 million before tax in amortization and $69.5 million before tax in impairment charges related to agent cancellations or other changes in estimated future cash flows. The impairment charges occurred where estimated future cash flows of certain agents were less than the carrying value. The larger than usual impairment charge in the third quarter of 2002 was due primarily to recognition that certain agents experienced sustained premium revenue trends that were significantly different from prior estimates, resulting in changes in estimated future cash flows for those agents. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in making these assumptions and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are

(1) Operating income (loss) differs from net income by the exclusion of realized investment gains (losses), net of tax. It is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States.

Item 7. Continued

likely to occur in the future and could be significant based on uncertainties such as which agents will experience events such as changes in revenue production or profitability. The total 2002 expense of $79.7 million before tax compares to $22.3 million before tax in 2001 and $57.7 million before tax in 2000.

Results for the year 2002 were negatively impacted by the losses and loss adjustment expenses for prior accident years as described above. The majority of the charge, $62.2 million before tax, occurred in the third quarter and was primarily related to construction defect claims for residential developers and contractors. The Group continues to address this specific type of business for non-renewal. For further discussion, refer to the "Loss and Loss Adjustment Expenses" section under "Liquidity and Financial Strength."

Contributing to the 2001 operating loss was the effects of additions to the Group's workers' compensation product line reserves and asbestos related reserves and the impact of an early retirement plan. The 2000 operating loss included the adverse effects of write-downs to the agent relationships intangible asset, additions to reserves, the impact of inadequate pricing and the negative effects of premium cessions on experience rated reinsurance contracts. Positively impacting 2000 results was the settlement of the California Proposition 103 liability.

During the fourth quarter of 2001, a member of the Group, Ohio Casualty of New Jersey, Inc. (OCNJ), entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey. The Group decided to eliminate future uncertainty and risks related to the New Jersey private passenger automobile market in order to achieve long-term strategic objectives. In 2001, management determined that it was uncertain whether profitability would return as there were indications that some insurance companies were receiving premium rate increase approval from regulators while others were not. The Group's inability to determine the future impact of insurance reform legislation created additional uncertainty. Both premium rate increases and insurance reform legislation might have returned OCNJ's private passenger auto business to profitability, but it was uncertain as to if and when that would occur.
The Group concluded that it was a prudent business decision to pay a fee to transfer the obligation to renew OCNJ's New Jersey private passenger auto policies in order to eliminate the future uncertainty associated with that business.

The transaction allowed the Group to stop writing business in the New Jersey private passenger auto market beginning in March of 2002. In recent years, the market in New Jersey private passenger auto had become more unstable due to the inability to control both the volume of writings and the profitability. Under the terms of the transaction, OCNJ agreed to pay $40.6 million to a third party, Proformance Insurance Company (Proformance), to transfer its renewal obligations. The before-tax amount of $40.6 million was charged to income in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002.
The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the three year period beginning March 2002. The final measurement date is December 31, 2004 and will include use of the statutory insurance expense exhibit which is due April 1, 2005. If this criteria is not met, OCNJ will have a contingent liability of up to $15.6 million to be paid to Proformance to maintain this premiums-to-surplus ratio. At December 31, 2002, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable that the liability will be incurred, and therefore has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.

Item 7. Continued

During 2001, loss and loss adjustment expense reserves were strengthened by $29.6 million before tax for the workers' compensation product line and $17.6 million before tax for asbestos related claims development in other product lines. Also in 2001, the Corporation adopted an early retirement plan. Of the approximately 330 employees eligible to retire under the program, 147 accepted. The early retirement plan resulted in a one-time after-tax charge of $4.0 million for the year.

In the first quarter of 2000, the Group made the decision to discontinue its relationship with all Managing General Agents. The business written by the Managing General Agents was acquired in the 1998 purchase of the GAI commercial lines division. The result of the decision was a before-tax write-down of $42.2 million to the agent relationships intangible asset. The asset was also written down in 2000 by $3.8 million before tax as a result of additional agent cancellations for a total write-down of $46.0 million before tax for the year. In 2001, the Corporation further wrote down the agent relationships intangible asset by $11.0 million before tax as a result of additional agency cancellations and for certain agents determined to be impaired.

The 2000 operating results were also impacted negatively by $23.2 million before tax for ceded premiums on certain experience rated reinsurance contracts covering losses exceeding $1.0 million. The premium cessions reflect changes in estimated loss experience, and have resulted in the maximum premium cessions under these contracts for business written through year 2000. During 2000, loss and loss adjustment expense reserves were strengthened by $56.8 million before tax, primarily for the workers' compensation and general liability product lines.

Investment Results

Consolidated after-tax realized investment gains amounted to $29.4 million in 2002, $135.0 million in 2001 and realized investment losses were $1.5 million in 2000. Throughout 2002 and 2001 the Corporation and the Group sold equities, many of which had substantially appreciated in earlier periods. This sale program was part of an investment management decision to reduce equity holdings in favor of investment grade bonds. The 2001 realized gains included a non-recurring tax benefit of $16.1 million related to the sale of a minority interest in stock of OCNJ.

Consolidated before-tax investment income decreased 2.5% to $207.1 million in 2002, compared with $212.4 million in 2001 and $205.1 million in 2000. The decrease in investment income of $5.3 million before tax in 2002 was attributable to the significant decline in reinvestment rates on the high quality bonds in which the Corporation and the Group invest. This decrease in 2002 was partially offset by the reallocation of the equity portfolio in 2002 and 2001. The reallocation in the investment portfolio reduced equity securities and increased investment grade fixed maturity securities. The increase in investment income of $7.3 million before tax in 2001 was attributable to the reallocation in the investment portfolio noted above. Also contributing to the increase in before-tax investment income in 2001 was the reallocation of investments from tax exempt municipal bonds to taxable bonds. After-tax investment income totaled $136.9 million in 2002, compared with $141.3 million in 2001 and $140.3 million in 2000.

During 2001, the Corporation and the Group realized a loss of approximately $6.8 million before tax on the sale of bonds issued by Enron Corporation. These securities had been purchased in prior periods and were sold both prior and subsequent to Enron Corporation's filing for bankruptcy in December 2001. Prior to 2001, these securities were not in an unrealized loss position.

Item 7. Continued

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management's investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

The largest assets of the Corporation and the Group are their invested assets. Consequently, accounting policies related to investments are critical. See further discussion of important investment accounting policies in the "Critical Accounting Policies" section and in Note 1C.
The Corporation and the Group continually evaluate all of their investments based on current economic conditions, credit loss experience and other developments. The Corporation and the Group evaluate the difference between the cost and estimated fair value of their investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If there is a decline in a security's fair value that is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the statement of consolidated income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Corporation and the Group.
The amount of impairment charge before tax was $10.9 million in 2002, compared to $12.0 million and $16.7 million in 2001 and 2000, respectively. The impairment charge in 2002 represents .3% of the market value at December 31, 2002 of the investment portfolio, compared to .3% in 2001 and ..5% in 2000.

The following table summarizes the total gross unrealized losses, excluding gross unrealized gains, by investment category as of December 31:

(in thousands)                          2002           2001           2000
---------------------------------------------------------------------------
Fixed maturities                     $32,667        $35,613        $26,587
Equities                              10,277          2,798         12,700
---------------------------------------------------------------------------
   Total unrealized loss             $42,944        $38,411        $39,287

As part of the evaluation of the entire $42.9 million aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. In the review for permanently impaired securities as of December 31, 2002, management concluded that of this group of securities with a relatively higher degree of difference between cost and estimated fair value, sixteen securities, with an aggregate unrealized loss of $15.2 million, were suffering only temporary declines in fair value. Of this unrealized loss amount, $3.8 million represented unrealized losses in the securities of Delta Air Lines, Inc. and $5.2 million represented unrealized losses in investment in AMR Corporation. All securities are monitored by portfolio managers who consider many factors such as a company's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss recognized in the statement of consolidated income.

Item 7. Continued

The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by length of time the securities have continuously been in an unrealized loss position at December 31, 2002:

				 Amortized             Fair       Unrealized
(in thousands)                        Cost            Value             Loss
-----------------------------------------------------------------------------
Fixed maturities:
   0-6 months                     $178,279         $167,589         $(10,690)
   7-12 months                      54,514           51,168           (3,346)
   Greater than 12 months          153,490          134,859          (18,631)
-----------------------------------------------------------------------------
      Total                       $386,283         $353,616         $(32,667)

				 Amortized             Fair       Unrealized
(in thousands)                        Cost            Value             Loss
-----------------------------------------------------------------------------
Equities:
   0-6 months                      $28,885          $26,612        $  (2,273)
   7-12 months                      13,379           11,122           (2,257)
   Greater than 12 months           21,733           15,986           (5,747)
-----------------------------------------------------------------------------
      Total                        $63,997          $53,720         $(10,277)

Of the securities in an unrealized loss position as of December 31, 2002, the only material concentration by industry segment was in the airline industry. The amount of this concentration as of December 31, 2002 was $9.5 million.

The amortized cost and estimated fair value of debt securities in an unrealized loss position at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

				  Amortized       Estimated       Unrealized
(in thousands)                         Cost      Fair Value             Loss
-----------------------------------------------------------------------------
Due in one year or less            $  5,105        $  4,610          $   495
Due after one year through
  five years                         53,702          47,862            5,841
Due after five years through
  ten years                         131,355         121,060           10,295
Due after ten years                 196,120         180,084           16,036
-----------------------------------------------------------------------------
     Total                         $386,282        $353,616          $32,667

Reinsurance Results

The Group renewed all of its reinsurance programs for 2002 with only moderate changes in the program structure and pricing. The enactment of the Federal Terrorism Act (the Act) in November 2002 has resulted in the Federal Government acting as a reinsurer on foreign terrorism losses, defined in the Act as a "certified loss" that has been approved by the Secretary of Treasury. The Group has dedicated resources to ensure compliance with the Act. Although the terrorist events of September 11, 2001 had a significant impact on the reinsurance market, the Group's reinsurance contracts do include coverage for acts of terrorism. Instead of being

Item 7. Continued

unlimited as in the past, terrorism coverage in the 2002 contracts was modified to exclude or limit coverage for certain upper layers of reinsurance. The Group believes that the terrorism coverage in its reinsurance programs is adequate to protect its financial health. The pricing of our 2002 reinsurance program increased only moderately from prior years. The Group has renewed its reinsurance programs for 2003 except for the bond reinsurance treaty that is expected to be renewed at the April 1, 2003 expiration date. The 2003 program experienced moderate increases in pricing and no significant changes in structure or coverages.

Internally Developed Software

In 2001, the Group introduced into limited production a new internally developed application for issuing and maintaining insurance policies named P.A.R.I.S. sm , a policy administration, rating and issuance system. The Group continued the roll out of the new application during 2002 to include all product lines in the Commercial Lines operating segment. The roll out is currently on target for completion in 2003 for the Commercial and Specialty segments. The Group capitalizes costs incurred during the application development stage, primarily relating to payroll and payroll-related costs for employees, along with costs incurred for external consultants who are directly associated with the internal-use software project. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service. Upon full implementation, the new application should impact results by approximately $4.0 million to $6.0 million before tax per year in amortization expense until 2012. Although management believes the carrying value of the asset represents its fair value, the useful life of the internally developed software was determined by using certain assumptions and estimates. Inherent changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income.

Statutory Results

Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is the sum of the statutory loss ratio, the statutory loss adjustment expense ratio, and the statutory underwriting expense ratio. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. All references to combined ratio or its components in the MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified on an accident year basis. The combined ratios and component ratios presented for the year ended December 31, 2002 exclude a $7.3 million before-tax charge for the statutory additional minimum pension liability related to the underfunded status of the retirement plan. A discussion of the differences between statutory accounting and accounting principles generally accepted in the United States is included in Note 16.

All Lines Discussion

Statutory net premiums written decreased $23.6 million in 2002 to $1.45 billion. This slight decline of net premiums written over 2001 is primarily attributable to the reduction in premiums related to the non-renewal of the Group's New Jersey private passenger auto business that began to be non-renewed in March of 2002. Net premiums written totaled $1.47 billion in 2001 and $1.51 billion in 2000. The net premiums written decrease in 2001 and 2000 can be attributed

Item 7. Continued

primarily to a more selective underwriting philosophy that led to the elimination and cancellation of certain business and the cancellation of a number of agents. Actions taken in 2000 to cancel the Managing General Agents and the Group's most unprofitable agents and policies represented over $150.0 million in annual net premiums written.

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated net premiums written for the Group's five largest states:

ALL LINES NET PREMIUMS WRITTEN
DISTRIBUTED BY TOP STATES

			   2002      2001      2000
			   ----      ----      ----
New Jersey                 12.5%     17.4%     14.9%
Ohio                        9.4%      9.8%      9.7%
Pennsylvania                7.9%      6.8%      6.2%
Kentucky                    7.7%      7.9%      8.5%
Illinois                    5.3%      5.1%      5.2%

New Jersey is the Group's largest state with 12.5% of the total net premiums written during 2002. In recent years, New Jersey's legislative and regulatory environments for private passenger automobile insurance have become less favorable to the insurance industry. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile while rigidly controlling the rates charged. In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance. This transaction allowed the Group to stop writing business in the New Jersey private passenger auto and personal umbrella markets in early 2002. New Jersey private passenger auto made up 13.1%, 46.5%, and 43.2% of the Group's New Jersey net premiums written in 2002, 2001, and 2000, respectively. Excluding the Group's New Jersey private passenger auto net premiums written, New Jersey would have represented 10.8%, 9.3%, and 8.5% of the total all lines net premiums written in 2002, 2001, and 2000. The Group expects to continue writing all of its other lines of business in the state.

The All Lines combined ratio increased .2 points to 112.8% in 2002, compared with 112.6% in 2001 and 119.2% in 2000. The 2001 combined ratio of 112.6% excludes the New Jersey transfer fee of $40.6 million, or 2.7 point impact. Further excluding New Jersey private passenger auto results in total, the combined ratio improved 1.8 points in 2002 to 110.3%, compared to 112.1% in 2001. The improvement in the combined ratio in 2002 over 2001 when excluding the $40.6 million New Jersey transfer fee and New Jersey private passenger auto business was due primarily to improvement in the Personal Lines loss ratio. The 2002 Personal Lines loss ratio improved to 64.9% from 71.2% in 2001 excluding the New Jersey transfer fee and New Jersey private passenger auto business.

The improvement in the combined ratio in 2001 over 2000 was due to improvement in the Commercial Lines loss ratio and all lines underwriting expense ratio when excluding the $40.6 million New Jersey transfer fee.
The 2001 Commercial Lines loss ratio improved to 64.5% from 78.6% in 2000. The 2000 combined ratio was impacted adversely by increases in the loss and loss adjustment expense ratios. The 2000 loss ratio was impacted by adverse development in the workers' compensation and general liability product lines for 1999 and prior accident years. Workers' compensation added 6.8 points to the overall 2000 loss ratio.

Item 7. Continued

The All Lines combined ratio for accident year 2002 was 106.9%. The All Lines combined ratio for the year 2002 of 112.8% reflects losses and LAE recorded during 2002 for all accident years in aggregate and is therefore
5.8 points higher than the All Lines combined ratio for accident year 2002. The All Lines combined ratio for accident year 2002 is .8 points lower than the 107.7% All Lines combined ratio for accident year 2001, excluding the
2.7 point impact of the New Jersey renewal obligation transfer fee, based on accident year data as of December 31, 2002. Excluding the impact of New Jersey private passenger auto business, the 2002 and 2001 accident year numbers would have been 105.2% and 107.6%, respectively, an improvement of
2.4 points.

The loss and loss adjustment expense (LAE) ratios, which measure losses and LAE as a percentage of net earned premiums, were impacted negatively in 2002 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. In total, this increase in provisions for prior accident years' losses and LAE recognized during the year 2002 was $84.4 million before tax.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

(in millions)
Including NJ private passenger auto:           2002         2001         2000
------------------------------------------------------------------------------
Statutory net liabilities,
  beginning of period                      $1,982.0     $1,907.3     $1,823.3
Increase (decrease) in provision
  for prior accident year claims              $84.4        $58.5        $56.8
Increase (decrease) in provision for
  prior accident year claims as % of
  premiums earned                               5.8%         3.9%         3.7%

The combined ratio impact of this adverse development for prior accident years' losses and LAE was 5.8 points for the year 2002. For the year 2002, this was concentrated in the general liability and commercial auto product lines of the Commercial Lines operating segment and in the personal auto product line of the Personal Lines operating segment. Prior year losses and LAE for construction defect related claims were within the range expected for the fourth quarter 2002 after recognizing approximately $46.0 million before tax in the third quarter 2002.

The total provision for prior years' losses and LAE of $84.4 million recognized during the year 2002 represents 4.3% of loss and loss adjustment expense reserves as of year-end 2001. The comparable amount of provision for prior years' losses and LAE recognized during the year 2001 was $58.5 million before tax representing 3.1% of loss and loss adjustment expense reserves as of year-end 2000. This was concentrated in the workers' compensation product line and the general liability product line of the Commercial Lines operating segment. The comparable amount for provisions for prior years' losses and loss adjustment expenses recognized during the year 2000 was $56.8 million before tax. This represents 3.1% of loss and loss adjustment expense reserves as of year-end 1999. This was concentrated primarily in the workers' compensation and general liability product lines.

The 2002 combined ratio includes a reallocation of loss adjustment expense reserve estimates related to claims adjuster salaries, benefits and similar costs from Commercial and Specialty segments to the Personal Lines segment. This increased the 2002 Personal Lines segment combined ratio by 1.5 points and decreased the Commercial Lines segment and Specialty Line segment combined ratio by .6 points and 2.4, respectively.

Item 7. Continued

At year-end 2000, the Group reallocated its carried bulk reserves in anticipation of Statement of Statutory Accounting Principles No. 55 under Statutory Accounting Codification, which requires that companies carry their best estimate of loss reserves for each line of business, while previous requirements focused on the overall reserves. The reallocation did not affect the All Lines 2000 combined ratio and did not have a material impact on most lines of business other than workers' compensation and general liability. The reallocation added 9.6 points to the workers' compensation combined ratio and reduced the general liability combined ratio by 4.7 points.

Catastrophe losses in 2002 totaled $20.8 million, compared with $34.6 million in 2001 and $36.2 million in 2000. The Group was impacted by 25 separate catastrophes in 2002, compared with 19 catastrophes in 2001 and 24 in 2000. Catastrophe losses added 1.4 points to the combined ratio in 2002, compared with 2.3 points in 2001 and 2.4 points in 2000. The effects of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance.

Catastrophe losses, net of reinsurance, for each of the last three years were:


Catastrophe Losses
(before-tax)
					2002        2001        2000
--------------------------------------------------------------------
Dollar Impact (in millions)            $20.8       $34.6       $36.2
Statutory Combined
     Ratio Impact                        1.4%        2.3%        2.4%

The underwriting expense ratio, which measures underwriting expenses as a percentage of net premiums written, decreased by .5 points in 2002 to 34.9%, compared with 35.4% in 2001 and 34.8% in 2000. The 2001 underwriting expense ratio includes 2.7 points from the $40.6 million charge for the New Jersey transfer fee. The underwriting expense ratio for the year 2002 increased compared to the year 2001, after excluding the 2.7 point impact of the New Jersey transfer fee, in part due to two factors with a total impact of approximately 1.6 points. These two factors were the non-renewal of the New Jersey private passenger auto business, which had lower commission rates and lower variable processing costs than most other business, and the elimination of ceding commissions received in previous years on umbrella premiums ceded to reinsurers. The 2002 commission expense ratio, a component of the underwriting expense ratio, was 17.8% or 1.2 points higher than expected due to higher than expected umbrella net premiums written, which has a relatively high commission rate on a net of reinsurance basis, and more importantly, due to higher than expected accruals for agent bonus commissions, as certain agents were more profitable than expected. This higher commission expense reflected the improved loss ratio for 2002, which at 62.2% for the year 2002 was a 4.3 point improvement over the year 2001 of 66.5%. Excluding the New Jersey transfer fee, the 2.1 point improvement in the 2001 underwriting expense ratio compared with the ratio in 2000 was the result of actions to lower commissions, eliminate workers' compensation policyholder dividends and decrease the employee count. The actions to lower commissions to current market levels for selected product lines improved the 2001 underwriting expense ratio .5 points. The actions to eliminate workers' compensation policyholders dividends on new and renewal business and changes in reserves for dividends of issued policies improved the 2001 underwriting ratio .7 points. Reductions in employee count continued to improve results in 2002. The employee count was 3,004 as of December 31, 2002, compared with 3,365 at December 31, 2001 and 3,470 at December 31, 2000.

Item 7. Continued

The 2002 and 2001 underwriting expenses also included $2.6 million and $.5 million of software amortization expense before tax, respectively, related to the rollout of a new internally developed software application. On a statutory accounting basis, the new application is being amortized over a five-year period in accordance with statutory accounting principles. For year 2003, the Group will substantially complete the rollout of the new application for Commercial and Specialty segments. Upon full implementation, the impact on statutory expenses is expected to be approximately $8.0 million to $12.0 million in annual amortization expense before tax through 2007. The additional cost is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

Segment Discussion

In June of 2001, the Corporation introduced an organizational structure around three business units: Commercial Lines, Specialty Lines, and Personal Lines. These business units represent the Corporation's operating segments as well as its reportable segments. Within each operating segment are distinct insurance product lines that generate revenues by selling a variety of personal, commercial, and surety insurance products. The Commercial Lines operating segment sells commercial multiple peril, commercial auto, general liability, and workers' compensation insurance as its primary products. The Specialty Lines operating segment sells commercial umbrella and bond insurance as its primary products. The Personal Lines operating segment sells personal automobile and homeowners insurance as its primary products. The Corporation also has an all other segment, which derives its revenue from investment income and premium financing.

Statutory Combined Ratios
(by operating segment,                   Accident          Accident          Accident
including                                  Year              Year              Year
selected major product lines)   2002(a)   2002(f)   2001    2001(f)   2000    2000(f)
=====================================================================================
Commercial Lines                115.1%    104.9%   116.2%   109.1%   130.0%   122.8%
  Workers' Compensation         129.2%    123.0%   138.6%   115.1%   165.6%   138.9%
  Auto Commercial               110.2%    101.7%   107.6%   105.1%   121.5%   119.1%
  General Liability             171.3%    113.4%   120.8%   124.3%   126.9%   104.0%
  CMP, Fire & Inland Marine      95.8%     96.1%   106.4%   102.7%   111.1%   119.1%

Specialty Lines                  94.0%     95.4%    90.8%    85.1%    79.8%    89.3%
  Commercial Umbrella            97.7%     98.8%    93.6%    85.1%    81.9%    90.6%
  Fidelity & Surety              81.7%     84.4%    76.8%    77.1%    70.7%    80.6%

Personal Lines(e)               114.1%    111.8%   112.9%   110.4%   113.5%   117.3%
  Auto(b)(c)                    116.3%    113.6%   109.9%   108.0%   111.9%   114.9%
  Homeowners                    110.3%    111.3%   120.5%   118.8%   119.6%   125.7%
------------------------------------------------------------------------------------
    Total All Lines(d)          112.8%    106.9%   112.6%   107.7%   119.2%   118.1%
====================================================================================

(a) All combined ratios and all component ratios presented for the year 2002 exclude $7.3 million before-tax charge for statutory additional minimum pension liability.
(b)  Personal Automobile includes both Auto-Agency and Auto-Direct.
(c)  Accident Year 2001 and Calendar Year 2001 exclude 9.0 point impact of
     New Jersey renewal obligation transfer fee. Including the transfer fee, the Automobile-Personal Accident Year 2001 and Calendar Year 2001 statutory combined ratios would have been 117.0% and 118.9%, respectively.
(d)  Accident Year 2001 and Calendar Year 2001 exclude 2.7 point impact of
     New Jersey renewal obligation transfer fee. Including the transfer fee, the All Lines Accident Year 2001 and Calendar Year 2001 statutory combined ratios would have been 110.4% and 115.3%, respectively.
(e)  Accident Year 2001 and Calendar Year 2001 exclude 6.3 point impact of
     New Jersey renewal obligation transfer fee. Including the transfer fee, the Personal Lines Accident Year 2001 and Calendar Year 2001 combined ratios would have been 116.7% and 119.2%, respectively.
(f)  The measurement date for Accident Year data is December 31, 2002.

Item 7. Continued

   Commercial Lines Segment

Commercial Lines combined ratio for the year 2002 decreased 1.1 points to 115.1% from 116.2% in 2001. This improvement was not as great as expected due to $73.9 million of development in loss and loss adjustment expenses from prior years adding 10.2 points to the combined ratio. Of this amount, approximately $51.6 million of development from prior years was related to construction defect issues which added 7.1 points to the combined ratio for 2002. The 2000 combined ratio was 130.0%. Renewal price increases had a positive impact during 2002 and 2001. The 2002 average renewal price increase2 was 16.3% for the Commercial Lines direct premiums written, compared with a 15.2% average renewal price increase in 2001.

While improving, the workers' compensation product line in the Commercial Lines segment negatively impacted this year's All Lines results. Workers' compensation combined ratio decreased 9.4 points in 2002 to 129.2%, compared with 138.6% and 165.6% for 2001 and 2000, respectively. The loss ratio was the main component driving the high combined ratio. The 2002 workers' compensation loss ratio was 80.6%, compared with 95.8% and 118.8% in 2001 and 2000, respectively. Adverse development of prior year losses due to an increase in claims severity contributed to the poor 2002 and 2001 results. The 2002 accident year loss ratio of 78.3% was 2.3 points lower than the calendar year loss ratio, and the 2001 accident year loss ratio of 76.9% is 18.9 points lower than the calendar year loss ratio. The poor results in the workers' compensation product line in 2000 added 6.8 points to the All Lines loss ratio, when including the year-end reserve reallocation mentioned in the "All Lines Discussion" section.

In response to the deterioration of results, the Group took action in 2000 to begin non-renewing its most unprofitable workers' compensation policies. This business had a loss ratio of approximately 10 points higher than the total workers' compensation product line and is referred to as unsupported workers' compensation as it is the only product in the customer's account. As mentioned in the "Operating Results" section, the Group also took action to discontinue its relationship with Managing General Agents. These Managing General Agents accounted for $29.0 million in annual workers' compensation premium. The runoff of the unsupported workers' compensation business and Managing General Agent business was substantially completed by the end of 2001.

The Group continued to achieve average renewal price increases for workers' compensation of 20.1% for 2002, compared with increases of 16.6% and 12.4% for 2001 and 2000, respectively. Net premiums written for 2002, 2001 and 2000 totaled $143.9 million, $148.6 million and $185.8 million, respectively.

Due to continued underwriting and pricing actions, workers' compensation loss ratios should continue to show improvement. In 2002, the loss ratio decreased 15.2 points from 2001. Accident year claim count for 2002 decreased 18.0% from 2001. New and renewal pricing remains strong for this line of business.

The commercial auto product line net premiums written increased $26.7 million, or 14.3% in 2002 to $213.4 million, compared with $186.7 million in 2001 and $178.7 million in 2000. The 2002 and 2001 increase was driven by renewal price increases, averaging 15.2% and 15.5%, respectively.

(2)When used in this report, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

Item 7. Continued

The 2002 commercial auto combined ratio increased to 110.2%, from 107.6% in 2001. The combined ratio was 121.5% in 2000. The increase in the combined ratio from 2001 is due to greater than expected average settlement amounts (loss severity) from prior years. The improvement in 2001 was largely due to better underwriting and risk selection and the effect of renewal price increases. The year 2000 was hindered by increased severity combined with inadequate pricing. The accident year loss ratios for this line of business continue to show significant improvement from 74.0% in 2000 to 61.5% in 2001 to 57.6% in 2002, resulting in accident year combined ratios of 119.1% in 2000, 105.1% in 2001 and 101.7% in 2002.

Net premiums written for the commercial multiple peril, fire and inland marine product lines increased 16.4% to $320.4 million in 2002, compared with $275.2 million in 2001 and $276.5 million in 2000. The combined ratio decreased to 95.8% in 2002 from 106.4% in 2001 and 111.1% in 2000. The improvement resulted from strong new and renewal pricing and more selective and focused underwriting.

Net premiums written for the monoline general liability product line increased $5.4 million, or 6.9% in 2002 to $84.5 million, compared with $79.0 million in 2001 and $80.7 million in 2000. The increase is due to higher new and renewal pricing levels. The 2001 decrease reflected the Group's focus on fundamental underwriting strategies.

The general liability combined ratio increased 50.5 points in 2002 to 171.3%, compared with 120.8% in 2001 and 126.9% in 2000. The higher than desired 2002 loss ratio is attributable to 57.8 points of adverse development from prior accident years. The accident year combined ratio for 2002 was 113.4%. The difference between the accident and calendar year results is primarily due to increases in residential general contractors and developers related construction defect reserves established for prior accident years in 2002 due to greater than expected frequency and loss severity. The construction defect issues are being addressed by continuing and expanding previous underwriting actions on certain segments that are more prone to construction defect claims.

   Specialty Lines Segment

Specialty Lines combined ratio for the year 2002 was higher, but still profitable, at 94.0%, compared with 90.8% and 79.8% for 2001 and 2000, respectively.

The fidelity & surety product lines in the Specialty Lines segment contributed to the favorable results for the segment. Fidelity & surety net premiums written increased $6.9 million, or 17.8% in 2002 to $45.6 million, compared with $38.7 million in 2001 and $37.6 million in 2000.
The combined ratio was 81.7% in 2002, compared with 76.8% in 2001 and 70.7% in 2000. During the fourth quarter 2002, there was a return of ceded premium of $5.3 million before tax for the bond business in the Specialty Lines operating segment. This return of ceded premium was due to the exercise of a contractual option on the bond reinsurance treaty based on highly favorable bond combined ratios over the past fourteen years.

Net premiums written for the commercial umbrella product line increased $40.5 million, or 43.9% in 2002 to $132.7 million, compared with $92.2 million in 2001 and $65.6 million in 2000. The 2002 and 2001 increases were primarily generated by renewal price increases in 2002, 2001 and 2000. The average renewal price increase in 2002 was 37.2%, compared with 20.3% in 2001 and 8.9% in 2000. The 2002 combined ratio was 97.7%, compared with 93.6% in 2001 and 81.9% in 2000. Although the combined ratio increased, the results were still profitable for the Group.

Item 7. Continued

   Personal Lines Segment

The Personal Lines combined ratio for the year 2002 decreased 5.1 points to 114.1% in 2002, compared with 119.2% in 2001 and 113.5% in 2000. Excluding the 1.5 point impact in 2002 on Personal Lines from the reallocation of loss adjustment expense reserve estimates described in the "All Lines Discussion," and excluding the 6.3 point impact of the New Jersey transfer fee in 2001, the Personal Lines combined ratio would have been 112.6% for 2002 and 112.9% for 2001. This small improvement for 2002 is attributable to the implementation of price increases, insurance scoring, enhanced claims management procedures, withdrawal from states that have proven unprofitable to the Group's operations, and lower than average losses from catastrophes. The Group continued to narrow its geographic focus in Personal Lines during 2002. The Group recently received all necessary approvals from regulators to withdraw its Personal Lines business from Florida, Georgia and Texas. The 2002 net premiums written in Florida, Georgia and Texas were approximately $15.0 million. The Group does not write Personal Lines business in California.

Net premiums written for the private passenger auto - agency (excluding New Jersey and direct) product line decreased, as expected due to the Group's strategy to withdraw from certain states, by $30.1 million, or 9.3% to $293.9 million in 2002, compared with $324.0 million in 2001 and $347.6 million in 2000. Selective underwriting and agency cancellations contributed to the decline in premiums in 2002 and 2001. Private passenger auto - New Jersey and direct net premiums decreased $99.8 million, or 78.5% to $27.4 million in 2002, compared with $127.2 million in 2001 and $107.7 million in 2000.

Given the unfavorable regulatory environment for private passenger auto in New Jersey and uncertainty over the future profitability of the Group's private passenger auto business in the state, the Group announced in the fourth quarter of 2001 the transaction to allow the Group in early 2002 to stop writing private passenger auto business in New Jersey. The transaction, described in the "Operating Results" section, has effectively exited the Group from New Jersey personal lines auto business in 2002 and future years. New Jersey's private passenger auto net premiums written represented approximately 7.5% of the Group's total private passenger auto book of business in 2002, compared to 27.0% in 2001 and 20.8% in 2000. New Jersey regulation mandates private passenger automobile insurers in the state to provide insurance to all eligible consumers with limited exceptions. This "take-all-comers" regulation eliminated the Group's ability to control the volume and selection of writings in the state. Poor underwriting results in New Jersey was the primary cause of the poor performance in 2002 and 2001. The New Jersey private passenger auto results added 6.2 and 7.1 points to the 2002 and 2001 Personal Lines loss ratio, respectively. Since 1999, New Jersey has required insurance companies to write a portion of their personal auto premiums in Urban Enterprise Zones (UEZ). These zones are generally higher risk urban areas. Companies are also assigned premiums if they do not write the required quota. In 2002, the Group wrote $3.7 million in UEZ and assigned premiums, compared with $12.4 million in UEZ and assigned premiums in 2001. In 2000, the Group wrote $11.4 million in UEZ and assigned premiums. Excluding the discontinued New Jersey business and the impact of the reallocation of loss adjustment expense reserves, the Personal Lines combined ratio improved 5.6 points to 106.2% in 2002, compared to 111.8% in 2001. The Group is implementing price increases, coverage restrictions and claims management procedures to improve results.

The Group began direct marketing of personal auto coverage in January 1998. In 2000, the Corporation first restructured its private passenger auto - direct product line operations with an Internet-only strategy, and later discontinued private passenger auto - direct in the fourth quarter

Item 7. Continued

of 2000. The product line was discontinued in order to focus on the independent agency system as the distribution channel for the Group. As a result of the restructuring, net premiums written dropped from $6.8 million in 2001 to $3.2 million in 2002. The Group wrote $10.7 million of net premiums in 2000. Combined ratios were 162.0%, 155.2% and 167.9% for 2002, 2001 and 2000, respectively. The 2001 underwriting expense ratio for the private passenger auto - direct product line included $2.0 million, or 29.3 points, in expenses for fees for the removal of certain obligations related to assigned private passenger auto policies in New York.

Although the Group discontinued the private passenger auto - direct product line, the Group remains committed to expanding its Internet capabilities that focus on full service options for our agents and convenience options for our policyholders.

Homeowners product line net premiums written fell 5.1% in 2002 to $153.7 million from $162.0 million in 2001 and $173.2 million in 2000. The Group has placed emphasis on price increases, insurance scoring and agency management. Average implemented rate increases were 10.1%, 2.8%, and 6.6% in 2002, 2001 and 2000, respectively. The Group introduced an Insurance-To-Value program in 2000, which addressed underinsured homeowner properties and emphasized adequate replacement cost values.

The 2002 homeowners combined ratio decreased 10.2 points to 110.3%. This compares with a combined ratio of 120.5% in 2001 and 119.6% in 2000. Combined ratios are heavily impacted by catastrophe losses which added 8.7 points to the combined ratio in 2002, 12.3 points in 2001 and 10.3 points in 2000.

Critical Accounting Policies

Management of the Corporation has identified the policies listed below as significant accounting policies that are critical to the Corporation's business operations and influence the consolidated results of operations and financial performance. The policies listed below were selected as they require a higher degree of complexity or use subjective judgements or assessments. These policies follow accounting principles generally accepted in the United States. A brief summary of each critical accounting policy follows. For a complete discussion on the application of these and other accounting policies, see Note 1, "Summary of Significant Accounting Policies."

Reserves for Loss and Loss Adjustment Expenses

The Group establishes reserves for losses and loss adjustment expenses equal to the estimated amount to settle both reported (case reserves) and unreported claims (Incurred But Not yet Reported). For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. For IBNR losses, reserves are estimated using established actuarial methods. An estimate of the loss and loss adjustment expense for each claim is developed using the facts in each case, the Group's experience with similar cases, the effects of current developments and anticipated trends. The methods and assumptions of making such estimates are continually reviewed and updated when considered appropriate. Any resulting adjustments are reflected in the consolidated statements of income for the period in which such estimates are changed. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the consolidated statements in the periods in which they are made and are referred to as prior period development. Because of the high degree of uncertainty involved in estimating loss and loss adjustment expense reserves, revisions to estimated reserves could have a material impact on the results of operations of the Group.

Item 7. Continued

Investments

All investment securities are classified upon acquisition as held-to-maturity, trading or available-for-sale. At December 31, 2002, all of the Corporation's and the Group's fixed maturity securities are classified as available-for-sale and are carried at fair value and may be sold prior to their contractual maturity. The difference between amortized cost and fair value, net of deferred taxes, is classified as other comprehensive income in the Corporation's consolidated statement of shareholders' equity.
Equity securities are carried at quoted market values and include non-redeemable preferred stocks and common stocks. The difference between cost and quoted market value, net of deferred taxes, is classified as other comprehensive income. The Corporation and the Group closely monitor their fixed maturity and equity portfolios for declines in value that are deemed to be other than temporary. The portfolios are regularly evaluated based on current economic conditions, credit loss experience and other specific developments. When a decline in value is deemed to be other than temporary, the Corporation and the Group recognize a realized loss and the security is written down to its estimated fair value. The Corporation and the Group follow EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in accounting for the securitized financial assets rated below AAA and interest-only securities, regardless of rating. Upon receipt of payments from such securities, the Corporation and the Group determine the appropriate amounts of the funds to be allocated as a reduction of principal and interest income. In making this allocation decision, investment personnel consider such factors as the original estimated average life of the investment, the amount of funds received to date and the timing of future cash flows. These securities are evaluated for impairment by computing the net-present-value of expected future cash flows and comparing this to the prior period estimate of expected future cash flows from the security. When the timing and/or amount of cash expected to be received from the security has changed materially and adversely from the previous valuation, the security is considered to be other than temporarily impaired and the amortized cost is written down to the estimated fair value with a realized loss recorded in the consolidated statement of income.

Deferred Policy Acquisition Costs

The Group establishes a deferred asset for costs that vary with and are primarily related to acquiring property or casualty business. The acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses that vary directly with the acquisition of insurance contracts. These costs are amortized over the life of the underlying policies. Periodically, an analysis of the asset is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated for the periods presented.

Agent Relationships

The Corporation and the Group have recorded an asset, which it refers to as agent relationships, for the excess of cost over the fair value of net assets acquired in connection with the 1998 GAI commercial lines acquisition. The Corporation and the Group followed the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation models. The agent relationships asset is amortized on a straight-line basis over an estimated useful life of twenty-five years. The estimated useful life was based on the Group's actual experience for agency appointment terms for similar agents, which averaged approximately twenty-five years in length. The asset is evaluated periodically as events

Item 7. Continued

or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Cancellation of certain agents for reasons such as lack of revenue production or poor quality of business produced does not necessarily change the estimated useful life of remaining agents representing the agent relationships intangible asset. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involves significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized in income in the period in which the future cash flows are identified to be insufficient in comparison to the carrying amount of the asset. The Corporation and the Group anticipate that based on future events or circumstances additional write-downs for impairment will be made in future periods.

Internally Developed Software

In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Group capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates. Changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over the estimated useful life of ten years commencing when the software is substantially complete and ready for its intended use.

LIQUIDITY AND FINANCIAL STRENGTH

Cash Flow

Net cash generated from operations was $148.2 million in 2002, compared with cash generated of $70.2 million in 2001 and $99.6 million in 2000.
The increase in 2002 over 2001 was due primarily to a reduction in paid losses and loss adjustment expenses. The increase in cash generated from operations in 2001 was also due primarily to a reduction in paid losses and paid loss adjustment expenses. Investing activities used net cash of $173.7 million in 2002, compared with net cash used of $57.4 million in 2001 and $103.5 million in 2000. Total cash used for financing activities was $4.6 million, $10.6 million and $56.0 million in 2002, 2001 and 2000, respectively. Cash used for financing decreased year over year due to gross proceeds of $201.3 million received from the convertible debt offering that occurred in the first quarter of 2002 which was partially offset by repayment of the previous bank debt. During 2001, the decrease from prior year was a result of the elimination of shareholder dividends. Overall, total cash used in 2002 was $30.0 million, compared with cash generated of $2.2 million in 2001 and cash used of $59.9 million in 2000.

To further strengthen its financial position, the Corporation did not pay any shareholder dividends in 2002 or 2001, compared with dividend payments of $35.4 million in 2000. Quarterly cash dividends per share for 2000 were $.23 for the first quarter and $.12 for each of the remaining quarters in 2000.
				      38

Item 7. Continued

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. As of December 31, 2002, approximately $112.5 million of statutory surplus was not subject to prior dividend approval requirements. Additional restrictions may result from the minimum net worth and surplus requirements in the credit agreement.

The following table presents the Corporation's obligations (other than obligations relating to its ordinary insurance operations) to make future payments under contractual obligations:


($ in millions)                             Payments Due by Period
----------------------------------------------------------------------------------
					     Less        1-3        4-5    After 5
Contractual Obligations     Total     than 1 year      years      years      years
-----------------------     -----     -----------      -----      -----      -----
Debt                       $205.8           $  .6       $1.9       $1.4     $201.9
Operating leases             11.4             5.4        6.0          -          -
New Jersey transfer fee       6.8             6.8          -          -          -
-----------------------------------------------------------------------------------
Total contractual cash
   obligations             $224.0           $12.8       $7.9       $1.4     $201.9

Debt

As of December 31, 2002, the Corporation had $205.8 million of principal outstanding on debt that includes a $4.5 million low interest loan with the state of Ohio. During the year 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The issuance and related costs are being amortized over the life of the notes and are being recorded as related fees. The liability for debt is reported on the balance sheet net of the unamortized fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the price per share of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. If all outstanding notes are converted, the total outstanding common shares would increase by 8.9 million shares. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of December 31, 2002, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


During the twelve                                        Redemption
months commencing                                           Price
-----------------                                           -----
March 23, 2005                                               102%
March 19, 2006                                               101%
March 19, 2007 until maturity of the notes                   100%

Item 7. Continued

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

Additionally, on July 31, 2002 the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. The agreement requires the
Corporation to maintain minimum net worth of $800.0 million.   The credit
agreement also includes a minimum statutory surplus requirement for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. Additionally, other covenants and customary provisions are included in the agreement. The credit agreement expires on March 15, 2005. The Corporation has not drawn on the revolver as of December 31, 2002.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating. On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating on the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, S&P indicated that financial strength rating would be reviewed for possible downgrade, however to date there has been no change. S&P revised its outlook to negative from stable based upon the Corporation's announcement of third quarter 2002 results. On March 13, 2002, Moody's Investor Services (Moody's) assigned its "Baa2" rating to the Corporation's convertible notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the Corporation's convertible notes. On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's convertible notes and placed a stable outlook on its rating. On November 5, 2002, Fitch, affirmed its "BBB-" rating on the Corporation's convertible notes and placed a stable outlook on its rating. On September 6, 2002, A.M. Best Company affirmed the Group's financial strength rating of "A-" and assigned a positive outlook. In addition, A.M. Best Company assigned an initial rating of "bbb" to Ohio Casualty Corporation's convertible notes. On November 4, 2002, A.M. Best Company affirmed its financial strength rating of "A-" for the Group and maintained its positive outlook.

Ohio Casualty Corporation Quarterly High/Low Market Price Per Share


			   First      Second      Third      Fourth
---------------------------------------------------------------------
2002
  High                     19.20       22.07      20.43       18.18
  Low                      15.80       18.66      16.01       11.22
---------------------------------------------------------------------
2001
  High                     11.63       13.38      14.30       16.05
  Low                       8.38        8.47      10.93       12.43
---------------------------------------------------------------------
2000
  High                     17.87       17.12      10.56       10.25
  Low                      11.06       10.94       6.34        6.50
---------------------------------------------------------------------

Item 7. Continued

Statutory Surplus

Statutory surplus, a traditional insurance industry measure of strength and underwriting capacity, was $725.7 million at December 31, 2002, compared with $767.5 million at December 31, 2001 and $812.1 million at December 31, 2000. Statutory surplus decreased 5.4% from 2001 resulting from the decline in the market value of its equity investment portfolio offset by statutory income and other surplus changes. On January 1, 2001, statutory surplus was reduced by $21.7 million to $790.4 million for the cumulative effect of adopting new required statutory accounting principles. The 2001 surplus was further reduced by the $26.8 million after-tax charge associated with the New Jersey private passenger auto transfer and a decrease in the market value of the equity investment portfolio. Statutory surplus increased in 2001 due to the sale of a minority interest in the stock of a subsidiary, which caused a non-recurring tax benefit of $16.1 million.

The ratio of premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2002, the Group's premiums written to surplus ratio is 2.0 to 1, compared to 1.9 to 1 in 2001 and 2000.

The National Association of Insurance Commissioners (NAIC) has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. As of December 31, 2002, all insurance companies in the Group exceeded the necessary capital requirements.

The NAIC adopted the Codification of Statutory Accounting Principles guidance in 1998, which replaced the former Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new policies provide guidance for areas where statutory accounting had been silent and changed former statutory accounting in some areas. The Group implemented the Codification guidance effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the Codification guidance were reported as an adjustment to statutory policyholders' surplus as of January 1, 2001. The cumulative effect of adopting Codification reduced statutory policyholders' surplus by $21.7 million on January 1, 2001.

Reinsurance

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage and the programs in effect for 2002 are summarized below.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $14.0 million in losses in excess of the $1.0 million retention level for a single event. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $59.0 million, $24.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event. The casualty reinsurance treaty includes a layer of coverage of $5.0 million in excess of $1.0 million that includes a fund managed by the Group and the Group has title to the assets. Ceded premiums are paid into the

Item 7. Continued

fund and reinsured losses are paid to the Group under the terms of the reinsurance agreement with various reinsurers. The reinsurers bear the risk of losses in excess of the fund. The Group's ability to manage the investments of the fund reduces credit risk related to reinsurers. The balance of the fund as of December 31, 2002 was approximately $129.0 million.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $150.0 million of coverage in excess of the Group's $25.0 million retention level. The treaty was written on a multiple year basis for years 2001 - 2004 with only a portion of the reinsurance layers expiring in a single year. This provides continuity and maintains rates and each reinsurer's overall share of the program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program. Losses and loss adjustment expenses from the fires in Oakland, California in 1991 totaled $35.6 million and losses and loss adjustment expenses from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention amount of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 150-250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums. As a result of these controls, amounts of uncollectible reinsurance have not been significant.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and loss adjustment expenses. The accounting policies related to the loss and loss adjustment expense reserves are considered critical. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Actual losses and loss adjustment expenses may change with further developments. These reserves amounted to $2.4 billion at December 31, 2002, $2.1 billion at December 31, 2001 and $2.0 billion at December 31, 2000. As of December 31, 2002, the reserves by operating segment were as follows: $1.5 billion Commercial Lines, $.4 billion Specialty Lines and $.5 billion Personal Lines.

The Group's actuaries conduct a reserve study using generally accepted actuarial methods each quarter from which point estimates of ultimate losses and loss adjustment expenses by product line or coverage within product line are selected. In selecting the point estimates, thousands of data points are reviewed and the judgment of the actuaries is applied broadly. Each quarter

Item 7. Continued

management records its best estimate of the liability for loss and loss adjustment expense reserves by considering the actuaries' point estimates. Management's best estimate recognizes that there is uncertainty underlying the actuarial point estimates. Reasonable range estimates around the point estimates are used by management to validate its best estimate of the liability.

There are several key assumptions supporting the point estimate including those summarized below. The fundamental assumption is that actuarial reserving methods, using historical loss experience organized by line of business, or coverage within line, and accident year at successive evaluation points, applied by experienced reserving actuaries, produces reasonable estimates of future loss development on prior insured events. Supporting assumptions internal to company operations are as follows: recording of premium and loss statistics in the appropriate detail has been accurate and consistent; claims handling, including the recording of claims, payment and closure rates, and case reserving has been consistent; the quality of business written and the mix of business (e.g. states, limits, coverages, and deductibles) have been consistent; rate changes and changes in policy provisions have been measured accurately; reinsurance coverage has been consistent and reinsured losses are collectible. To the extent any of the above factors have changed over time, attempts must be made to quantify and adjust for the changes. Supporting assumptions related to the external environment are as follows: tort law and the legal environment have been consistent; coverage interpretation by the courts has been consistent; regulations regarding coverage provisions have been consistent; loss inflation has been relatively steady. To the extent any of the above factors have changed over time, attempts must be made to quantify and adjust for the changes. The more the inconsistency, the greater the uncertainty of the loss reserve estimates.

The Group has three categories of loss and loss adjustment expense reserves that it considers highly uncertain, and therefore, could have a material impact on future financial results and financial position: asbestos and environmental liability exposures, construction defect exposures, and excess capacity liability exposures. These categories are described below with relevant historical data.

In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts and has not sold policies with significant manufacturing liability coverages. Within the manufacturing category, the Group has concentrated on the light manufacturers, which further limits exposure to environmental claims. Consequently, the Group believes it does not have exposure to the primary defendants involved in major asbestos litigation. The Group's exposure to asbestos is related to installers and distributors as opposed to the large manufacturers. In 2001, the Group increased reserves because of the expansion of litigation to these types of business. A significant part of the Group's exposure to environmental liability is related to underground storage tanks. The Group has limited exposures to the national priority list. In 2002 the Group re-classified approximately $5.0 million of homeowners reserves related to underground storage tanks as environmental reserves. Due to the relatively small exposure to asbestos and environmental liability and the unique nature of this exposure, the Group does not rely on claim count data in determining reserves. For 2002, 2001 and 2000, respectively, the asbestos and environmental reserves, net of reinsurance, were $54.1 million, $49.1 million and $40.4 million. Asbestos reserves were $27.9 million, $29.4 million and $13.5 million and environmental reserves were $26.2 million, $19.7 million and $26.9 million for those respective years.

Item 7. Continued

The Group defines construction defect exposure as liability for allegations of defective work and completed operations losses from general liability, commercial multiple peril liability and umbrella liability policies involving multiple-units (condos/townhouses/apartments/tracts of single family homes), multiple defendants (e.g. developers, sub-contractors), usually with multiple defect issues, and often involving multiple insurance carriers. The Group excludes from the definition claims related to individual single family homes, apartments/townhomes or other residential properties if the defect issues are limited in scope and volume.

The number of construction defect claims reported in 2002, 2001 and 2000, respectively, were 213, 169 and 118. The paid losses, net of reinsurance, in 2002 were $10.1 million, compared to $6.3 million in 2001 and $1.8 million in 2000. The paid allocated loss adjustment expenses, net of reinsurance, for construction defect claims were $4.6 million in 2002, compared with $2.1 million in 2001 and $2.0 million in 2000. These totals exclude construction defect losses from the state of California. Although the Group has construction defect losses from California exposure, it excludes California from this data because the Group stopped writing in the state in 1993 and the remaining claims are minimal and of a different nature than our exposure in the rest of the country. This data also includes claims assumed from the GAI acquisition beginning in November 2001, slightly distorting the 2001 numbers.

The Group writes excess capacity liability business with large policy limits that are heavily reinsured. There have been very few losses to date on this business, but the large policy limits increase the uncertainty of future losses before the application of reinsurance. There is a relatively small amount of loss data available for this business. The Group's coverage for approximately three-fourths of this business written during 2002 begins when losses or loss adjustment expenses on an individual claim reaches $10.0 million or more. The Group's limit of coverage on an individual claim for approximately two-thirds of this business written during 2002 is $25.0 million. Reinsurance purchased by the Group limits its retention of losses to $1.0 million. During 2002, the Group wrote approximately 1,700 of these excess capacity liability policies, representing an annual growth of approximately 20% since 2000.

Results for the year 2002 were negatively impacted by losses and loss adjustment expenses for prior accident years totaling $84.4 million before tax on an All Lines basis. For the Commercial Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during 2002 were $73.9 million before tax and were concentrated in the general liability, commercial automobile and workers' compensation product lines. Comparable Commercial Lines amounts for 2001 and 2000 were $44.6 million and approximately $62.1 million, respectively. In both 2001 and 2000, this was concentrated in the workers' compensation and general liability product lines. The 2000 amount included the commercial umbrella product line as it was combined with the general liability product line at that time for purposes of accident year analyses.

For the Specialty Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during 2002 was $(2.2) million and was concentrated in the commercial umbrella product line. Comparable amounts for 2001 and 2000 were $4.1 million and approximately $(3.5) million, respectively. In 2001, this was concentrated in the commercial umbrella product line. For 2000, the favorable development was from the bond product line. For 2000, the commercial umbrella product line was included with the general liability product line in accident year analyses.

Item 7. Continued

For the Personal Lines operating segment there was $12.7 million losses or loss adjustment expenses for prior accident years recorded during 2002. Comparable amounts for 2001 and 2000 were $9.8 million and approximately $(1.8) million, respectively. In 2001, this was concentrated in the homeowners product line. In 2000, favorable development occurred in the personal automobile product line.

The losses and loss adjustment expenses on prior accident years totaling $84.4 million reflect an update to estimates for reserves based on new information during the year 2002, resulting in recognition during 2002. Each quarter during 2000 through 2002 a thorough loss reserve study was conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims. As more information becomes available and claims are settled in subsequent periods, the estimated liabilities are adjusted upward or downward.

For each reserve study, several generally accepted actuarial reserving techniques were applied to determine estimates of ultimate loss and loss adjustment expense by product line by accident year. For each accident year and product line, two or more estimates of ultimate loss were determined and a final estimate was selected. Key assumptions were applied consistently during 2000 through 2002.

The reserve study of third quarter 2002 revealed the average severity (loss per claim) and the amount of legal expense for certain types of construction defect claims that were much greater than previously seen or anticipated. The study also indicated that more of these severe claims had been reported and were expected to be reported in the future than previously anticipated, despite a decrease in frequency of other types of general liability claims. It was concluded that these construction defect claims impacted the general liability, commercial multiple peril and commercial umbrella product lines. As a result of this third quarter 2002 review, the estimate of ultimate loss and loss adjustment expense for this exposure was increased. For these three product lines combined, the impact of construction defect in the year 2002 was $62.2 million before tax. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability.

The year 2002 also experienced greater than expected loss activity from older accident years for the commercial automobile product line. This was due to greater than expected severity on bodily injury claims. As a result, the estimate of ultimate loss and loss adjustment expense was increased by $17.0 million.

Reserve development in the year 2002 occurred as follows: $(15.8) million for accident year 2001, $10.2 million for accident year 2000, $16.1 million for accident year 1999, and $73.9 million for accident years 1998 and prior. Reserve development in the year 2001 occurred as follows: $31.1 million for accident year 2000, $10.9 million for accident year 1999 and $16.5 million for accident years 1998 and prior. Reserve development in the year 2000 occurred by accident year as follows: $60.0 million for accident year 1999 and ($3.2) for accident years 1998 and prior. The amount of the loss and loss adjustment expense reserves by accident year at the beginning of 2002 was $625.3 million for accident year 2001, $409.6 million for accident year 2000, and $268.6 million for accident year 1999.

Item 7. Continued

Losses and loss adjustment expenses for prior accident years were recognized during the year 2002 due to new information that caused a revision to prior estimates for loss and loss reserves as described above. There is considerable uncertainty in these estimates for reasons such as: the external environment including coverage litigation, judicial decisions, legislative changes, claimants and juries attitudes with respect to settlements; claim frequency and severity; the emergence of unusual types or sizes of claims; changes in underwriting quality of the book of business over time; and changes in claims handling which affects the payment rate or case reserve adequacy.

Because of the inherent uncertainties in estimating ultimate costs of claims, actual loss and loss adjustment expenses may deviate substantially from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established historical loss and loss adjustment expense development and which serve as the basis for estimating ultimate claim cost may not occur in exactly the same manner, if at all.

Investment Portfolio

At year-end 2002, consolidated investments had a carrying value of $3.5 billion. The excess of market value over cost was $392.2 million, compared with $420.9 million at year-end 2001 and $629.4 million at year-end 2000. The decrease in 2002 and 2001 was largely due to the recognition of realized gains in connection with the sale of appreciated equity securities and declines in the market value of certain equity securities. The reduction in unrealized gains related to equity securities in 2002 was somewhat offset by an increase in unrealized gains in the fixed maturity portfolio of $130.0 million.

The consolidated fixed maturity portfolio of the Corporation and the Group has an intermediate duration and a laddered maturity structure. The Corporation and the Group always remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

Tax exempt bonds increased, as a percentage of amortized cost, to 1.5% of the fixed maturity portfolio at year-end 2002 versus 1.1% at December 31, 2001. This increase reflects a decision at the end of 2002 to add to municipal holdings in anticipation of improved underwriting results and to take advantage of unique municipal market opportunities. At December 31, 2000, the tax-exempt bonds represented 3.2% of the amortized cost of the consolidated fixed maturity portfolios. Due to poor underwriting results over the past few years, the Corporation and the Group had reduced their holdings of tax exempt municipal bonds in 2000 and 2001 to maximize after-tax income.

As of December 31, 2002, the Corporation and the Group held $1,154.3 in mortgage-backed securities, compared with $1,107.8 million and $1,124.0 million at December 31, 2001 and 2000, respectively. The majority of mortgage-backed security holdings are in sequential structures, planned amortization class and agency pass-through securities. Of this portfolio, $7.8 million, $10.0 million and $13.1 million were invested in more volatile bond classes (e.g. interest-only securities which do not return principal at maturity, super-floater securities which pay interest at a formula rate that is a function of LIBOR and inverse-floater securities which pay interest per a formula that adjusts inversely to changes in LIBOR rates) in 2002, 2001 and 2000, respectively.

Item 7. Continued

The investment portfolio of the Corporation and the Group include non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to give the most accurate price. The carrying value of this portfolio at December 31, 2002 was $319.4 million. This compares to $295.9 million in 2001 and $317.4 million in 2000.

At December 31, 2002, the fixed maturity portfolio included non-investment grade securities and non-rated securities that had a fair value of $105.3 and comprised 3.0% of the investment portfolio. This compares to a fair value of $94.3 million and $127.4 million at December 31, 2001 and 2000, respectively. These securities comprised 2.8% and 3.8% of the investment portfolio at December 31, 2001 and 2000, respectively. Following is a table displaying non-investment grade and non-rated securities in an unrealized loss position at December 31:

		  Amortized         Fair    Unrealized
		       Cost        Value          Loss
-------------------------------------------------------
2002                $72,981      $60,898       $12,083
2001                 61,500       55,000         6,500
2000                 61,361       53,247         8,114

At year-end 2002, consolidated equity investments had a market value of $312.5 million. Equity investments have decreased, as a percentage of market value of the consolidated portfolio, from 22.7% at year-end 2000 to 8.9% at year-end 2002. This decrease is primarily attributable to the Corporation's and the Group's 2002 and 2001 actions which reduced assets invested in equities.

The Corporation and the Group use assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Corporation and the Group believe the values of its investments represent fair value, certain estimates could change and lead to changes in fair values due to the inherent uncertainties and judgements involved with accounting measurements.

FORWARD-LOOKING STATEMENTS

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The operations, performance and development of the Corporation's business are subject to risks and uncertainties which may cause actual results to differ materially from those contained in or supported by the forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability of Ohio Casualty to retain business acquired from the Great American Insurance Company; ability to achieve targeted expense savings; changes in estimated future cash flows and related impairment charges for the agent relationships intangible asset; ability to achieve premium targets and profitability goals; and general economic and market conditions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures for Financial Instruments

Market risk is the risk of loss resulting from adverse changes in interest rates. In addition to market risk, the Corporation and the Group are exposed to other risks such as equity price risk, credit, reinvestment and liquidity risk. Credit risk refers to the financial risk that an obligation will not be paid and a loss will result. Reinvestment risk is the risk that interest rates will fall causing the reinvestment of interim cash flows to earn less than the original investment. Liquidity risk describes the ease with which an investment can be sold without substantially affecting the asset's price. The sensitivity analysis below summarizes only the exposure to market risk and equity price risk.

The Corporation and the Group strive to produce competitive returns by investing in a diversified portfolio of securities issued by high-quality companies.

Market Risk - The Corporation and the Group have exposure to losses resulting from potential volatility in interest rates. The Corporation and the Group attempt to mitigate its exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered maturity bond portfolio with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the Corporation's and the Group's fixed maturity investment portfolios are modeled quarterly and reviewed regularly.

Equity Price Risk - Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security's price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between characteristics of the industry and of the individual issuer. The Corporation and the Group attempt to manage nonsystematic risk by maintaining a portfolio that is diversified across industries.

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2002, 2001 and 2000, respectively. The changes selected above reflect the Corporation's and the Group's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events. Interest rates may, in fact, be much more volatile in the future. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Corporation's and the Group's income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions the Corporation or the Group may take to reduce its exposure in response to market fluctuations.

				Estimated      Adjusted Market Value
December 31, 2002              Fair Value       as indicated above
---------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities               $3,140               $2,998
  Short-term investments             49                   49
Equity Price Risk:
  Equity securities                 313                  281
---------------------------------------------------------------------
     Totals                      $3,502               $3,328
=====================================================================

Item 7A.  Continued

				Estimated      Adjusted Market Value
December 31, 2001              Fair Value       as indicated above
---------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities                $2,772              $2,633
  Short-term investments              55                  55
Equity Price Risk:
  Equity securities                  489                 440
---------------------------------------------------------------------
     Totals                       $3,316              $3,128
=====================================================================

				Estimated      Adjusted Market Value
December 31, 2000              Fair Value       as indicated above
---------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities               $2,514               $2,419
  Short-term investments             60                   60
Equity Price Risk:
  Equity securities                 755                  679
---------------------------------------------------------------------
     Totals                      $3,320               $3,158
=====================================================================

Certain assumptions are inherent in the above analysis. The Corporation and the Group assume an instantaneous and parallel shift in interest rates and a simultaneous decline of 10% in equity prices at December 31, 2002, 2001 and 2000. Also, the Corporation and the Group assume the change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.


Item 8. Consolidated Financial Statements and Supplementary Data

See Item 15 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Accountants, and Schedules on page 52 of this Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


				  PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2003 under the headings "Election of Directors," and "Related
Transactions" and "Section 16(a) Beneficial Ownership Reporting
Compliance."

The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation's Proxy
Statement:

Item 10. Continued

		      Executive Officers of the Registrant

				       Position with Company and/or
				    Principal Occupation or Employment
Name                   Age                 During Last Five Years
----                   ---                 ----------------------
John E. Bade, Jr.       48    Senior Vice President of the Corporation's
			      insurance subsidiaries since February 2000.  Mr.
			      Bade served as Vice President of the Corporation's
			      insurance subsidiaries from January 1997 through
			      January 2000.

Debra K. Crane          45    Senior Vice President, General Counsel and
			      Secretary of the Corporation since September 2000
			      and Senior Vice President of the Corporation's
			      subsidiaries since April 2000.  Ms. Crane served
			      as Vice President of the Corporation's subsidiaries
			      from May 1999 through March 2000 and as Assistant
			      Treasurer of the Corporation's subsidiaries from
			      February 1996 through April 1999.

Ralph G. Goode          57    Senior Vice President of the Corporation's
			      insurance subsidiaries since December 1998.  Mr.
			      Goode served as Vice President of the Corporation's
			      insurance subsidiaries from October 1995 through
			      November 1998.

John S. Kellington      41    Senior Vice President and Chief Technology
			      Officer of the Corporation since December 2002.
			      Chief Technology Officer of the Corporation's
			      insurance subsidiaries since April 2001.  Mr.
			      Kellington served as Chief Architect and
			      Principal, National Insurance Practice of IBM
			      Global Services from 1996 to April 2001.

Richard B. Kelly        48    Senior Vice President of the Corporation's
			      insurance subsidiaries since February 2000.  Mr.
			      Kelly served as Vice President of the Corporation's
			      insurance subsidiaries from November 1996 through
			      January 2000.

Thomas E. Schadler      52    Senior Vice President and Chief Actuary of the
			      Corporation's insurance subsidiaries since
			      April 2001.  Mr. Schadler served as Vice President
			      and Chief Actuary of Grange Insurance Company from
			      September 1997 to April 2001 and as Vice President
			      and Chief Actuary of Shelby/Anthem/Vesta Companies
			      from September 1988 to September 1997.

Howard L. Sloneker III  46    Senior Vice President of the Corporation's
			      insurance subsidiaries since December 1998.  Mr.
			      Sloneker also served as Senior Vice President of
			      the Corporation from December 1998 to April 2002
			      and as Secretary of the Corporation and its
			      subsidiaries since April 1988 to April 2002.

Item 11. Executive Compensation

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2003 under the headings "Executive Compensation," "Employment Agreement," "Change in Control Agreements," "Pension Plans," "Report of the Executive Compensation Committee," and "Report of the Audit Committee."


Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2003 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director," and "Equity Compensation Plans."


Item 13. Certain Relationships and Related Transactions

Incorporated by reference herein from those portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2003 under the heading "Related Transactions."


Item 14. Controls and Procedures

(a) The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as o a date within ninety days of the filing date of this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 16. Principal Accountant Fees and Services

Incorporated by reference herein from those portions of the Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2003 under the heading "Principal Accountant Fees" and "Policies and Procedures Regarding Pre-Approval of Accountant Fees."

				   PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

     (1)  The following statements are included herein:

								   Page Number
								 in this Report
								 --------------
	  Consolidated Balance Sheets at December 31, 2002,
	  2001 and 2000                                                 53

	  Consolidated Statements of Income for the years
	  ended December 31, 2002, 2001 and 2000                        54

	  Consolidated Statements of Shareholders' Equity for
	  the years ended December 31, 2002, 2001 and 2000              55

	  Consolidated Statements of Cash Flows for the years
	  ended December 31, 2002, 2001 and 2000                        56

	  Notes to Consolidated Financial Statements                 57-69

	  Report of Independent Accountants                             70


	  (2) The following financial statement schedules are included herein:

		Schedule I - Consolidated Summary of Investments
		Other Than Investments in Related Parties at
		December 31, 2002                                       75

		Schedule II - Condensed Financial Information of
		Registrant for the years ended December 31,
		2002, 2001 and 2000                                     76

		Schedule III - Consolidated Supplementary
		Insurance Information for the years ended
		December 31, 2002, 2001 and 2000                     77-79

		Schedule IV - Consolidated Reinsurance for the
		years ended December 31, 2002, 2001 and 2000            80

		Schedule V - Valuation and Qualifying Accounts
		for the years ended December 31, 2002, 2001 and
		2000                                                    81

		Schedule VI - Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations
		for the years ended December 31, 2002, 2001 and 2000    82

Item 15.   Continued

Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands, except per share data)          2002        2001        2000
========================================================================================
Assets
Investments, at fair value:
 Fixed maturities                                    $3,139,774  $2,772,104   $2,513,654
   (Cost:  $2,967,504; $2,729,998; $2,470,375)
 Equity securities                                      312,537     488,988      754,919
   (Cost:  $92,574; $110,206; $168,779)
 Short-term investments                                  49,839      54,785       59,679
 ----------------------------------------------------------------------------------------
Total investments                                     3,502,150   3,315,877    3,328,252

Cash                                                     12,384      37,499       30,365
Premiums and other receivables, net of
  allowance for bad debts of $4,300, $8,400,
  and $10,700, respectively                             324,759     341,986      357,108
Deferred policy acquisition costs                       181,276     166,759      175,071
Property and equipment, net of accumulated
  depreciation of $145,863, $133,213, and
  $122,040,  respectively                                97,798      99,810       91,259
Reinsurance recoverable                                 419,870     237,688      148,633
Agent relationships, net of accumulated
   amortization of $34,100, $36,310, and
   $25,013, respectively                                161,323     241,022      263,379
Interest and dividends due or accrued                    45,961      43,319       38,227
Deferred income taxes                                     2,411           -            -
Other assets                                             31,062      40,659       57,071
-----------------------------------------------------------------------------------------
Total assets                                         $4,778,994  $4,524,619   $4,489,365
=========================================================================================

Liabilities
Insurance reserves:
 Losses                                              $1,978,743  $1,746,828   $1,627,568
 Loss adjustment expenses                               454,907     403,894      375,951
 Unearned premiums                                      668,707     666,739      696,513
Debt                                                    198,288     210,173      220,798
Deferred income taxes                                         -       3,124       65,613
Other liabilities                                       419,646     413,829      386,331
-----------------------------------------------------------------------------------------
Total liabilities                                     3,720,291   3,444,587    3,372,774
-----------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $.125 par value
 Authorized shares:  150,000
 Issued shares:  72,418; 94,418; 94,418                   9,052      11,802       11,802
Additional paid-in capital                                    -       4,152        4,180
Common stock purchase warrants                           21,138      21,138       21,138
Accumulated other comprehensive income                  246,160     274,359      409,904
Retained earnings                                       936,687   1,221,447    1,122,867
Treasury stock, at cost:
 (Shares: 11,693; 34,312; 34,346)                      (154,334)   (452,866)    (453,300)
-----------------------------------------------------------------------------------------
Total shareholders' equity                            1,058,703   1,080,032    1,116,591
-----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $4,778,994  $4,524,619   $4,489,365
=========================================================================================
See notes to consolidated financial statements

Item 15.   Continued

Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in thousands,
except per share)                                         2002         2001         2000
=========================================================================================
Premiums and finance charges earned                 $1,450,467   $1,506,678   $1,533,998
Investment income less expenses                        207,133      212,385      205,062
Investment gains (losses) realized, net                 45,192      182,940       (2,391)
-----------------------------------------------------------------------------------------
    Total revenues                                   1,702,792    1,902,003    1,736,669

Losses and benefits for policyholders                  902,731    1,001,590    1,116,271
Loss adjustment expenses                               227,081      202,444      177,894
General operating expenses                             108,651      111,833      103,912
Amortization of agent relationships                     10,189       11,297       11,715
Write-down of agent relationships                       69,510       10,966       45,971
Early retirement charge                                      -        6,016            -
New Jersey renewal obligation transfer fee                   -       40,600            -
Amortization of deferred policy acquisition costs      376,223      375,650      394,515
Depreciation expense                                    11,164       10,220       12,308
Amortization of software                                 3,949        4,999        3,785
-----------------------------------------------------------------------------------------
    Total expenses                                   1,709,498    1,775,615    1,866,371
-----------------------------------------------------------------------------------------

Income (loss) before income taxes                       (6,706)     126,388     (129,702)

Income tax (benefit) expense:
   Current                                             (13,885)      17,311       (9,850)
   Deferred                                              8,070       10,497      (40,603)
-----------------------------------------------------------------------------------------
    Total income tax (benefit) expense                  (5,815)      27,808      (50,453)
-----------------------------------------------------------------------------------------
    Net income (loss)                               $     (891)  $   98,580   $  (79,249)
=========================================================================================

Average shares outstanding - basic                      60,494       60,076       60,075
=========================================================================================

Average shares outstanding - diluted                    61,284       60,209       60,075
=========================================================================================

Earnings per share - basic and diluted
Net income (loss), per share                        $    (0.01)  $     1.64   $    (1.32)
=========================================================================================

See notes to consolidated financial statements

Item 15.   Continued

Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Common     Accumulated
                                           Additional   stock        other                                 Total
(in thousands, except             Common    paid-in    purchase  comprehensive   Retained    Treasury   shareholders'
 per share data)                   stock    capital    warrants      income      earnings      stock       equity
---------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                 $11,802   $ 4,286    $21,138     $ 329,354    $1,237,562   $(453,155)  $1,150,987

Net loss                                                                           (79,249)                 (79,249)
Net change in unrealized gain,
  net of deferred income tax
  expense of $43,374                                                  80,550                                 80,550
                                                                                                         -----------
Comprehensive income                                                                                          1,301
Net forfeiture of treasury
  stock (11 shares)                            (106)                                              (145)        (251)
Cash dividends paid
  ($.59 per share)                                                                 (35,446)                 (35,446)
--------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                 $11,802   $ 4,180    $21,138     $ 409,904    $1,122,867   $(453,300)  $1,116,591

Net income                                                                          98,580                   98,580
Net change in unrealized gain,
  net of deferred income tax
  benefit of $72,986                                                (135,545)                              (135,545)
                                                                                                        ------------
Comprehensive loss                                                                                          (36,965)
Net forfeiture of treasury
  stock (34 shares)                             (28)                                               434          406
--------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                 $11,802   $ 4,152    $21,138     $ 274,359    $1,221,447   $(452,866)  $1,080,032

Net loss                                                                              (891)                    (891)
Net change in unrealized gain,
  net of deferred income tax
  benefit of $10,029                                                 (18,626)                               (18,626)
Minimum pension liability,
  net of tax $5,155                                                   (9,573)                                (9,573)
                                                                                                        ------------
Comprehensive loss                                                                                          (29,090)
Net issuance of treasury
  stock (619 shares)                           (124)                                  (272)      8,157        7,761
Retirement of treasury stock
  (22,000 shares)                  (2,750)   (4,028)                              (283,597)    290,375            -
---------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                 $ 9,052   $     -    $21,138     $ 246,160    $  936,687   $(154,334)  $1,058,703
====================================================================================================================
See notes to consolidated financial statements

Item 15.   Continued

Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in thousands)                    2002         2001         2000
========================================================================================
Cash flows from Operating Activities:
    Net income (loss)                              $     (891)  $   98,580   $  (79,249)
    Adjustments to reconcile net income (loss) to
      cash from operations:
        Changes in:
          Insurance reserves                          284,896      117,429       66,178
          Income taxes                                  2,935       31,951      (36,193)
          Premiums and other receivables               17,227       15,122        9,094
          Deferred policy acquisition costs           (14,517)       8,312        2,674
          Reinsurance recoverable                    (182,183)     (89,055)      (9,612)
          Other assets                                  2,458        2,967       80,105
          Other liabilities                           (12,429)      35,452       (8,938)
        Amortization and write-down of agent
          relationships                                79,699       22,357       57,686
        Depreciation and amortization                  16,240        9,978       15,510
        Investment (gains) losses                     (45,192)    (182,940)       2,391
----------------------------------------------------------------------------------------
Net cash provided by operating activities             148,243       70,153       99,646
----------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchase of securities:
    Fixed income                                   (1,249,160)  (1,571,538)  (1,131,406)
    Equity                                            (19,498)     (55,446)     (80,375)
  Proceeds from sales of securities:
    Fixed income                                      948,300    1,215,596      990,390
    Equity                                            100,947      298,659       54,817
  Proceeds from maturities and calls of securities:
    Fixed income                                       62,399       77,542       57,930
    Equity                                                  -            -       10,200
  Property and equipment:
    Purchases                                         (17,040)     (22,940)      (9,511)
    Sales                                                 366          764        4,423
----------------------------------------------------------------------------------------
Net cash used in investing activities                (173,686)     (57,363)    (103,532)
----------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Debt:
    Proceeds from the issuance of
      convertible notes                               201,250            -            -
    Payments                                         (205,629)     (10,625)     (20,648)
    Payment for deferred financing costs                 (400)           -            -
    Payment of issuance costs                          (7,337)           -            -
  Proceeds from exercise of stock options               7,498           75           67
  Dividends paid to shareholders                            -            -      (35,446)
----------------------------------------------------------------------------------------
Net cash used in financing activities                  (4,618)     (10,550)     (56,027)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (30,061)       2,240      (59,913)
Cash and cash equivalents, beginning of year           92,284       90,044      149,957
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year             $   62,223   $   92,284   $   90,044
========================================================================================

Additional disclosures:
  Interest and related fees paid                   $   14,887   $   14,271   $   15,953
  Income taxes refunded                                (7,024)      (1,549)     (14,248)

See notes to consolidated financial statements

Item 15.   Continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data, unless otherwise stated)

NOTE  1  --  Summary of Significant Accounting Policies
A.  Nature of Business
    ------------------
Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company, which is one of six property-casualty companies that make up Ohio Casualty Group (the Group), whose primary products consist of insurance for personal auto, commercial property, homeowners, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over
40 states, with 29.8% of its 2002 net premiums written generated in the states of New Jersey (12.5%), Ohio (9.4%), and Pennsylvania (7.9%).
B.  Principles of Consolidation
    ---------------------------
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States and include the accounts of Ohio Casualty Corporation and its subsidiaries (The Ohio Casualty Insurance Company, West American Insurance Company, Ohio Security Insurance Company, American Fire and Casualty Company, Avomark Insurance Company, and Ohio Casualty of New Jersey, Inc.). Certain
reclassifications have been made to prior years to conform to the current year's presentation. All significant inter-company transactions have been eliminated.
C.  Investments
    -----------
Investment securities are classified upon acquisition into one of the following categories:
    (1)  held to maturity securities
    (2)  trading securities
    (3)  available-for-sale securities
    At December 31, 2002, all of the Corporation's investments are held as available-for-sale securities. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred tax.  Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks.  Fair values of fixed maturities and equity securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available.
    The Corporation regularly evaluates all investments based on current economic conditions, credit loss experience and other specific developments.  The Corporation monitors the difference between the cost and estimated fair value of investments to determine whether a decline in value is temporary or other than temporary in nature. The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. If a decline in the net realizable value of a security is determined to be other than temporary, it is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value. The Corporation follows EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in
accounting for the securitized financial assets of the Corporation.
    Short-term investments include securities with original maturities of
90 days or less and are stated at fair value, which approximates cost.
        Realized gains or losses on disposition of investments are determined on the basis of the cost of specific investments sold.
D.  Premiums
    --------
Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of allowances determined by management.
E.  Deferred Policy Acquisition Costs
    ---------------------------------
Acquisition costs incurred at policy issuance net of applicable reinsurance ceding commissions are deferred and amortized over the term of the policy. Acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits, and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses which vary directly with the acquisition of insurance contracts. Periodically, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated
in the periods presented.
F.  Property and Equipment
    ----------------------
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated lives of the assets. Buildings are depreciated over an estimated useful life of 32 years, furniture and equipment over a three to seven year life.
G.  Internally Developed Software
    -----------------------------
In accordance with SOP 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred.
Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful

Item 15.   Continued

life of 10 years commencing when the software is substantially complete and ready for its intended use. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $50,250 and $3,655 at December 31, 2002, $41,410 and $1,035 at December 31, 2001 and $28,764 and
$552 at December 31, 2000, respectively.
H.  Agent Relationships
    -------------------
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The asset represents the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated periodically as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgments to evaluate the capacity of an acquired agent relationship to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss will be recognized (See Note 15 for further details).
I.  Loss Reserves
    -------------
The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim costs, including claims incurred but not reported, salvage and subrogation and inflation without discounting. Reserves are reviewed quarterly using generally accepted actuarial techniques, and any resulting adjustments are reflected in earnings currently. The estimates are based on future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates.
J.  Reinsurance
    -----------
In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Group records an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reportable, that have been ceded to reinsurers. The
Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract.
K.  Income Taxes
    ------------
The Corporation files consolidated federal income tax returns. The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.
L.  Stock Options
    -------------
The Corporation accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25," Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted FAS 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                    2002           2001            2000
------------------------------------------------------------------------
Net income (loss)
   As reported:                  $  (891)       $98,580        $(79,249)
   Compensation expense,
     net of tax                    4,535          4,178           3,208
   Pro Forma:                     (5,426)        94,402         (82,457)
Basic and diluted EPS
   As reported:                    $(.01)         $1.64          $(1.32)
   Pro Forma:                      $(.09)         $1.57          $(1.37)

M.  Insurance Assessments
    ---------------------
The Group accrues a liability for insurance related assessments in accordance with Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." As of December 31, 2002, 2001 and 2000 the liability for these assessments was $7,405, $6,582, and $4,278, respectively.
N.  Earnings Per Share
    ------------------
Earnings per share of common stock is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.
O.  Statement of Cash Flows
    -----------------------
Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. Short-term investments are deemed to be cash equivalents.
P.  Use of Estimates
    ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of

Item 15.   Continued

revenues and expenses during the reporting period. Actual results could differ from those estimates.
   The insurance industry is subject to regulation that differs by state. A dramatic change in regulation in a given state may have a material adverse impact on the Corporation.


NOTE  2  --  Investments
Investment income is summarized as follows:

                                    2002           2001            2000
------------------------------------------------------------------------
Investment income from:
   Fixed maturities             $207,025       $208,042        $199,474
   Equity securities               8,634         10,676          11,234
   Short-term securities             777          3,188           5,352
------------------------------------------------------------------------
Total investment income          216,436        221,906         216,060
Investment expenses                9,303          9,521          10,998
------------------------------------------------------------------------
Net investment income           $207,133       $212,385        $205,062
========================================================================

    The gross realized gains and gross realized losses from sales of available-for-sale securities were as follows:

                                   Gross          Gross             Net
                                Realized       Realized         Realized
December 31                        Gains       (Losses)    Gains(Losses)
-------------------------------------------------------------------------
        2002                   $  92,346       $(47,154)        $ 45,192
        2001                     202,758        (19,818)         182,940
        2000                      18,728        (21,119)          (2,391)

    The increase in realized gains in 2002 and 2001 was due to the partial reallocation of the Corporation's equity portfolio to fixed income holdings. Significant appreciation in the equity holdings sold as part of the reallocation, contributed to the realized gains in 2002 and 2001.
    Changes in unrealized gains (losses) on investments in securities are summarized as follows:

                                    2002           2001            2000
------------------------------------------------------------------------
Unrealized gains (losses):
   Securities                   $(28,655)     $(208,531)       $123,924
   Deferred tax                   10,029         72,986         (43,374)
------------------------------------------------------------------------
Net unrealized gains (losses)   $(18,626)     $(135,545)       $ 80,550

    The amortized cost and estimated fair values of investments in debt and equity securities are as follows:

                                           Gross          Gross     Estimated
                         Amortized    Unrealized     Unrealized          Fair
2002                          Cost         Gains         Losses         Value
------------------------------------------------------------------------------
Securities:
  U.S. Government       $   26,121      $  2,963      $     (2)    $   29,082
  States,
    municipalities
    and political
    subdivisions            44,249         2,570           (31)        46,788
  Corporate securities   1,778,993       156,045       (25,457)     1,909,581
  Mortgage-backed
    securities:
    U.S. Government
      Agency                52,773         2,302            (2)        55,073
    Other                1,065,368        41,057        (7,175)     1,099,250
------------------------------------------------------------------------------
Total fixed maturities   2,967,504       204,937       (32,667)     3,139,774
Equity securities           92,574       230,240       (10,277)       312,537
Short-term investments      49,839             -             -         49,839
------------------------------------------------------------------------------
Total securities        $3,109,917      $435,177      $(42,944)    $3,502,150
==============================================================================

                                           Gross          Gross     Estimated
                         Amortized    Unrealized     Unrealized          Fair
2001                          Cost         Gains         Losses         Value
------------------------------------------------------------------------------
Securities:
  U.S. Government       $   27,775      $  1,611      $     (5)    $   29,381
  States,
    municipalities
    and political
    subdivisions            30,057         1,271             -         31,328
  Corporate securities   1,577,939        47,945       (22,325)     1,603,559
  Mortgage-backed
    securities:
    U.S. Government
      Agency                56,307           243          (488)        56,062
    Other                1,037,920        26,649       (12,795)     1,051,774
------------------------------------------------------------------------------
Total fixed maturities   2,729,998        77,719       (35,613)     2,772,104
Equity securities          110,206       381,580        (2,798)       488,988
Short-term investments      54,785             -             -         54,785
------------------------------------------------------------------------------
Total securities        $2,894,989      $459,299      $(38,411)    $3,315,877
==============================================================================

                                           Gross          Gross     Estimated
                         Amortized    Unrealized     Unrealized          Fair
2001                          Cost         Gains         Losses         Value
------------------------------------------------------------------------------
Securities:
  U.S. Government       $   54,290      $  1,530      $   (212)    $   55,608
  States,
    municipalities
    and political
    subdivisions            78,049         1,322          (128)        79,243
  Corporate securities   1,233,418        40,427       (18,994)     1,254,851
  Mortgage-backed
    securities:
    U.S. Government
      Agency                25,764           199          (136)        25,827
    Other                1,078,854        26,388        (7,117)     1,098,125
------------------------------------------------------------------------------
Total fixed maturities   2,470,375        69,866       (26,587)     2,513,654
Equity securities          168,779       598,840       (12,700)       754,919
Short-term investments      59,679             -             -         59,679
------------------------------------------------------------------------------
Total securities        $2,698,833      $668,706      $(39,287)    $3,328,252
==============================================================================

Item 15.   Continued

    The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by length of time the securities have continuously been in an unrealized loss position at December 31, 2002:

                         Amortized           Fair          Unrealized
                              Cost          Value                Loss
-----------------------------------------------------------------------
Fixed maturities:
   0-6 months             $178,279       $167,589            $(10,690)
   7-12 months              54,514         51,168              (3,346)
   Greater than 12
     months                153,490        134,859             (18,631)
-----------------------------------------------------------------------
     Total                $386,283       $353,616            $(32,667)

                         Amortized           Fair          Unrealized
                              Cost          Value                Loss
-----------------------------------------------------------------------
Equities:
   0-6 months              $28,885        $26,612           $  (2,273)
   7-12 months              13,379         11,122              (2,257)
   Greater than 12
      months                21,733         15,986              (5,747)
-----------------------------------------------------------------------
      Total                $63,997        $53,720            $(10,277)

    Certain securities were determined to have other than temporary declines in market value and were written down through realized investment losses. The before-tax realized loss was impacted by the write-down of securities for other than temporary declines in market value by $10,891, $11,951, and $16,720 in 2002, 2001 and 2000, respectively.
    Gross gains of $15,716, $39,821 and $14,179 and gross losses of $40,909, $35,160 and $35,858 were realized on the sales of debt securities in 2002, 2001 and 2000, respectively.
    The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2002, 2001 and 2000, these investments had a fair value of $59,007, $55,222, and $50,863, respectively.
    The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                              Amortized                Fair
                                                   Cost               Value
----------------------------------------------------------------------------
Due in one year or less                      $   12,047          $   11,712
Due after one year through five years           378,683             405,360
Due after five years through ten years          978,118           1,054,139
Due after ten years                             480,515             514,240
Mortgage-backed securities:
   U.S. Government Agency                        52,773              55,073
   Other                                      1,065,368           1,099,250
----------------------------------------------------------------------------
Total fixed maturities                       $2,967,504          $3,139,774
============================================================================

NOTE 3 -- Fair Value of Financial Instruments
The carrying amounts of the Corporation's financial instruments includes cash and short-term investments which approximate fair value at December 31, 2002, 2001 and 2000. The Corporation believes that the fair value of notes payable for 2001 and 2000 approximates the carrying value due to the market based variable interest rates associated with the debt. The fair value of the convertible debt is based on quoted market prices and was $186,492 million at December 31, 2002, compared to the carrying value of $198,288.


NOTE  4  --  Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are summarized as follows:


                                    2002           2001            2000
------------------------------------------------------------------------
Deferred, January 1             $166,759       $175,071        $177,745
Additions:
Commissions and brokerage        254,523        237,435         249,940
Salaries and employee benefits    57,652         57,559          61,067
Other                             78,565         72,344          80,834
------------------------------------------------------------------------
Deferral of expense              390,740        367,338         391,841
------------------------------------------------------------------------
Amortization to expense          376,223        375,650         394,515
------------------------------------------------------------------------
Deferred, December 31           $181,276       $166,759        $175,071
========================================================================

NOTE 5  --  Income Tax
The effective income tax rate is less than the statutory corporate tax rate of 35% for 2002, 2001 and 2000 for the following reasons:

                                    2002           2001            2000
------------------------------------------------------------------------
Tax at statutory rate            $(2,347)      $ 44,236        $(45,396)
Tax exempt interest                 (852)          (875)         (5,578)
Dividends received deduction
   (DRD)                          (2,187)        (2,677)         (1,399)
Proration of DRD and tax
   exempt interest                   229            275           1,012
Loss on disposition of
   subsidiary stock                    -        (16,100)              -
Other                               (658)         2,949             908
------------------------------------------------------------------------
   Actual tax expense
      (benefit)                  $(5,815)      $ 27,808        $(50,453)
========================================================================

    The loss on disposition of subsidiary stock in 2001 was a non-recurring tax benefit related to the sale of a minority interest in stock of the Ohio Casualty of New Jersey, Inc. subsidiary.
    On December 31, 2002, the Corporation had net operating loss carryforwards of $22,110, which originated in 2000. The carryforwards will expire, if unused, in 2020.
    The components of the net deferred tax asset (liability) were as follows:

Item 15.   Continued


                                    2002           2001            2000
------------------------------------------------------------------------
Unearned premium proration     $  34,138      $  34,260       $  36,640
Accrued expenses                  35,526         39,228          42,515
NOL and AMT carryforward          22,634          9,612          23,250
Postretirement benefits           35,850         33,873          32,905
Discounted loss and loss
   expense reserves               74,991         85,579          80,647
------------------------------------------------------------------------
Total deferred tax assets        203,139        202,552         215,957
------------------------------------------------------------------------
Deferred policy acquisition
   costs                         (63,447)       (58,366)        (61,275)
Unrealized gains on
   investments                  (137,281)      (147,310)       (220,295)
------------------------------------------------------------------------
Total deferred tax liabilities  (200,728)      (205,676)       (281,570)
------------------------------------------------------------------------
Net deferred tax asset
   (liability)                 $   2,411      $  (3,124)      $ (65,613)
========================================================================

    The Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary.


NOTE 6  --  Employee Benefits
The Corporation has a non-contributory defined benefit retirement plan, a contributory health care plan, a life and disability insurance plan and a savings plan covering substantially all employees. A short-term disability plan was implemented in 2002. Benefit expenses are as follows:


                                    2002           2001            2000
------------------------------------------------------------------------
Employee benefit costs:
   Pension plan                  $   159        $(3,826)        $(2,816)
   Health care                    18,160         15,569          16,718
   Life and disability
     insurance                     1,743            773             741
   Savings plan                    2,835          2,867           2,787
------------------------------------------------------------------------
      Total                      $22,897        $15,383         $17,430
========================================================================

    The pension cost (benefit) is determined as follows:


                                    2002           2001            2000
------------------------------------------------------------------------
Service cost earned during
   the year                     $  6,662      $   6,334        $  6,556
Interest cost on projected
   benefit obligation             17,951         17,359          17,167
Expected return on plan assets   (22,914)       (24,010)        (23,348)
Amortization of unrecognized
   net asset                      (1,735)        (2,946)         (2,946)
Amortization of accumulated
   gains                               -           (762)           (444)
Amortization of unrecognized
   prior service cost                195            199             199
------------------------------------------------------------------------
Net pension cost (benefit)      $    159      $  (3,826)       $ (2,816)
========================================================================

    Changes in the benefit obligation during the year:


                                    2002           2001            2000
------------------------------------------------------------------------
Benefit obligation at
   beginning of year            $247,613       $224,556        $229,094
------------------------------------------------------------------------
Service cost                       6,662          6,334           6,556
Interest cost                     17,951         17,359          17,167
Actuarial loss (gain)             15,124          6,352         (12,176)
Benefits paid                    (16,531)       (16,020)        (16,085)
Amendments                            54              -               -
Curtailments                           -          9,032               -
------------------------------------------------------------------------
Benefit obligation at
   end of year                  $270,873       $247,613        $224,556
========================================================================

    Changes in pension plan assets during the year:


                                    2002           2001            2000
------------------------------------------------------------------------
Fair value of plan assets
   at beginning of year         $257,119       $273,469        $277,588
------------------------------------------------------------------------
Actual return on plan assets      (5,709)        (1,319)         11,850
Benefits paid                    (16,309)       (15,031)        (15,969)
------------------------------------------------------------------------
Fair value of plan assets
   at end of year               $235,101       $257,119        $273,469
========================================================================

    Pension plan funding at December 31:


                                    2002           2001            2000
------------------------------------------------------------------------
Funded status                   $(35,772)       $ 9,506         $48,913
Unrecognized net gain (loss)     (40,523)         3,284          37,558
Unrecognized net assets                -          1,735           5,892
Unrecognized prior service
   cost                           (1,531)        (1,672)         (1,896)
------------------------------------------------------------------------
Accrued pension asset           $  6,282        $ 6,159         $ 7,359
========================================================================
Expected long-term return on
   plan assets                      8.50%          8.50%           9.00%
Discount rate on plan benefit
   obligations                      7.00%          7.50%           8.00%
Expected future rate of salary
   increases                        4.00%          5.25%           5.25%

    For the Company's defined benefit plan, the fair value of plan assets was less than the accumulated benefit obligation as of October 1, 2002, resulting in the recognition of a minimum pension liability of approximately $16.2 million of which $1.5 million is recognized as an intangible asset. The remaining $14.7 million before tax represents other comprehensive loss reported in the December 31, 2002 Statement of Shareholders' Equity. As of December 31, 2001 and 2000, the fair value of plan assets exceeded the accumulated benefit obligation for the plan.
    Pension benefits are based on credited service years and final average compensation for the five consecutive calendar years of highest salary during the last ten years of service immediately prior to termination or retirement or, if greater, the average annual compensation paid during the 60 consecutive month period immediately preceding termination or retirement. Such retirement benefits are calculated considering the individual's Social Security

Item 15.   Continued

covered compensation. The pension plan measurement date is October 1, 2002, 2001 and 2000. Plan assets at December 31, 2002 include $17,314 of the Corporation's common stock at market value compared to $27,142 and $18,066 at December 31, 2001 and 2000, respectively. The Plan holds 1,336,964, 1,684,464 and 1,684,464 shares of the Corporation's common stock at December 31, 2002, 2001 and 2000, respectively. Plan assets also include investments in mutual funds, common stock, corporate bonds, common/collective trusts, separate accounts, U.S. government securities and other investments.
    The Corporation's postretirement benefit cost at December 31:


                                    2002           2001            2000
------------------------------------------------------------------------
Service cost                     $ 2,821         $1,946          $2,333
Interest cost                      7,580          6,703           6,563
Amortization of unrecognized
   prior service costs               174            215             240
------------------------------------------------------------------------
Net periodic postretirement
   benefit cost                  $10,575         $8,864          $9,136
========================================================================

    Changes in the postretirement benefit obligation during the year:


                                    2002           2001            2000
------------------------------------------------------------------------
Benefit obligation at
   beginning of year             $85,160        $86,973         $92,239
------------------------------------------------------------------------
Service cost                       2,821          1,946           2,333
Interest cost                      7,580          6,703           6,563
Plan participants'
   contributions                  (5,935)        (5,361)         (5,719)
Increase due to actuarial
   loss (gain), change in
   discount rate, or other
   assumptions                    18,607         (5,101)         (8,443)
------------------------------------------------------------------------
Benefit obligation at end
   of year                      $108,233        $85,160         $86,973
========================================================================

    Accrued postretirement benefit liability at December 31:


                                    2002           2001            2000
------------------------------------------------------------------------
Accumulated postretirement
   benefit obligation           $108,233        $85,160         $86,973
Unrecognized net (loss)
   gain                           (4,414)         9,116           8,847
Unrecognized prior service
   (cost) benefit                 (1,392)         2,505          (1,806)
------------------------------------------------------------------------
Accrued postretirement
   benefit liability            $102,427        $96,781         $94,014
========================================================================

    Postretirement benefit weighted average rate assumptions at January 1:


                                    2002           2001            2000
------------------------------------------------------------------------
Medical trend rate                    10%             8%              8%
Dental trend rate                      5%             5%              5%
Ultimate health care trend rate        5%             5%              5%
Discount rate                       7.00%          7.50%           8.00%

    The above medical trend rates for 2002, 2001 and 2000 were assumed to decrease to the ultimate rate of 5% in nine years. The postretirement benefit plan measurement date is January 1 for 2002, 2001 and 2000.
    Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $14,622 and increase the postretirement benefit cost for 2002 by $1,753. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $12,882 and decrease the postretirement benefit cost for 2002 by $1,500.
    The Corporation's health care plan is a predominately managed care plan. Retired employees continue to be eligible to participate in the health care and life insurance plans. Employee contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are approximately 3,000 active employees and 1,710 retired employees covered by these plans.
    During the second quarter of 2001, the Corporation adopted a special early retirement program. The special early retirement program was available to approximately 330 employees. Of the employees eligible to retire under the program, 147 accepted. The special early retirement program resulted in a one-time before-tax charge of $6,016, or $3,971 after tax to 2001 results.
    Employees may contribute a percentage of their compensation to a savings plan. A portion of employee contributions is matched by the Corporation and invested based upon the investment direction chosen by the employee. The Corporation contributed $2,761, $2,813 and $2,802 in 2002, 2001 and 2000, respectively for the employee match.


NOTE 7  -  Stock Options and Warrants
The Corporation has several incentive programs that are utilized to facilitate the Corporation's long-term financial success which are described below. The Corporation is authorized under provisions of the 1999 Broad-based Employee Stock Option Plan to grant options to purchase 1,500,000 shares of the Corporation's common stock to full time employees and certain part time employees at a price not less than the fair market value of the shares on dates the options are granted. The 2002 Stock Incentive Plan was established by the Corporation and is available to Officers and Directors of the Corporation. Concurrent with the establishment of the 2002 Stock Incentive Plan, the remaining options available for grant under the 1993 Stock Incentive Program were rolled over to the 2002 plan. Shares authorized for grant under the 2002 plan total 3,000,000 plus the shares transferred from the 1993 Stock Incentive

Item 15.   Continued

Program which total 327,458. Options are no longer available to grant under the 1993 plan.
    The options granted under the 2002 program may be either incentive or non-qualified options as defined by the Internal Revenue Code; the difference in the option plans affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options granted under the 1999 program are nonqualified options. The options under both plans are exercisable at any time after the vesting requirements are met. The options under the 1999 plan are non-transferable whereas the options under the 2002 plan are transferable pending certain conditions as defined in the plan documents. Option expiration dates are ten years from the grant date. Options vest under the 1999 plan at 50% per year for two consecutive years from the date of the grant. Vesting under the 2002 plan ranges from six months to three years. The options also have accelerated vesting periods for participant retirement, death, or disability, subject to a holding period of twelve months for the 1999 program. The holding period for the 2002 plan is three months for retirement and twelve months for death or disability.
    As of December 31, 2002, there are 172,550 and 3,148,109 remaining options available to be granted for the 1999 and 2002 Stock Incentive Programs, respectively.
    In addition, the 2002 Stock Incentive Program provides for the grant of Stock Appreciation Rights. Stock Appreciation Rights provide the recipient with the right to receive payment in cash or stock equal to appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 2002, there were no outstanding stock appreciation rights.
    In 2002, 2001 and 2000, the Corporation also granted stock options to purchase 400,000, 600,000 and 570,000 shares, respectively, of the Corporation's common stock to key executive employees and directors in accordance with Market Place Rules available under NASDAQ Stock Market regulations. The options were granted as either incentive options or nonqualified options. Option expiration dates are ten years from the grant date. The stock options granted vest at either 50% per year for two consecutive years, or at 33% per year for three consecutive years.
    The following table summarizes information about the stock-based compensation plan as of December 31, 2002, 2001 and 2000, and changes that occurred during the year:

                          2002                   2001                    2000
                    ------------------------------------------------------------------
                               Weighted               Weighted                Weighted
                    Shares        Avg       Shares       Avg        Shares       Avg
                    (000)      Exercise      (000)    Exercise       (000)    Exercise
                    -------------------     ------------------      ------------------
Outstanding
  Beginning
  of year            4,230      $12.87       3,212     $13.91        1,324     $20.28
    Granted          1,088       15.85       1,352      10.96        2,679      12.05
    Exercised         (611)      12.42         (34)     12.27            -
    Forfeited         (216)      17.83        (300)     15.56         (791)     18.25
                     ------                  ------                  ------
Outstanding end
  of year            4,491      $13.40       4,230     $12.87        3,212     $13.91
                     =====                   =====                   =====
Options
  exercisable
  at year end        2,479      $13.41       1,690     $14.64          590     $19.28

Avg Remaining
  Contractual Life    8.00 yrs                8.37 yrs                8.73 yrs

Weighted-Avg fair
  Value of options
  Granted during
  the year           $8.36                   $5.73                   $3.15

    The following table summarizes the status of stock options outstanding and exercisable at December 31, 2002:

                           --------------------------------------------------------
                           Stock Options Outstanding      Stock Options Exercisable
                           -------------------------      -------------------------
                                    Weighted-
Range of                               Avg                               Weighted-
Exercise                            Remaining     Avg                       Avg
Prices Per                Shares   Contractual  Exercise     Shares      Exercise
Share                      (000)   Life (Yrs.)    Price       (000)        Price
-----------------------------------------------------------------------------------
$8.60 -  $8.60               12        8.31     $ 8.60          12        $ 8.60
$8.99 -  $8.99              594        8.42       8.99         188          8.99
$9.19 - $11.20              635        8.21      10.18         345         10.01
$11.46 - $11.46              10        8.46      11.46           3         11.46
$12.38 - $12.38           1,189        7.16      12.38       1,190         12.38
$12.82 - $13.26             563        9.31      13.21         131         13.13
$13.45 - $16.51             592        8.70      14.99         171         14.64
$17.06 - $17.70             474        8.57      17.67          49         17.42
$18.42 - $23.47             410        6.14      20.68         378         20.83
$23.63 - $23.63              12        5.41      23.63          12         23.63
-----------------------------------------------------------------------------------
$8.60 - $23.63            4,491        8.00     $13.40       2,479        $13.41
===================================================================================

    Under the provision of FAS 123 the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 1.8% for 2002, 1.8% for 2001 and 4.5% for 2000, expected volatility of 54.98% for 2002, 53.01% for 2001 and 31.1% for 2000, risk free interest rate of 4.74% for 2002, 5.10% for 2001 and 5.87% for 2000, and expected life of eight years. Had the Corporation adopted FAS 123, the amount of before-tax compensation expense that would have been recognized in 2002, 2001 and 2000 was $6,193, $5,795 and $4,367, respectively. The Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

Item 15.  Continued


                                    2002           2001            2000
------------------------------------------------------------------------
Net income (loss)
   As Reported:                 $   (891)       $98,580        $(79,249)
   Pro Forma:                     (5,426)       $94,402        $(82,457)
Basic and diluted earnings
  per share
   As Reported:                    $(.01)         $1.64          $(1.32)
   Pro Forma:                      $(.09)         $1.57          $(1.37)

    In connection with the 1998 acquisition of substantially all of the Commercial Lines Division of Great American Insurance Companies (GAI), an insurance subsidiary of the American Financial Group, Inc. (AFG), the Corporation issued warrants to AFG to purchase six million shares of Ohio Casualty Corporation common stock. The warrants provide for the purchase of the Corporation's common stock at $22.505 per share and expire in November 2003. The warrants may be settled through physical or net share settlement and thus have been recorded as equity in the financial statements at their estimated fair value. Estimated fair value was determined based on a third party appraisal of the warrants.


NOTE 8  --  Reinsurance
A reconciliation of direct to net premiums, on both a written and earned basis and a reconciliation of incurred losses is as follows:


                             Direct      Assumed         Ceded            Net
------------------------------------------------------------------------------
2002
----
  Premiums written       $1,536,098     $ 16,308     $(103,778)    $1,448,628
  Premiums earned         1,535,912       14,526      (100,062)     1,450,377
  Losses incurred         1,081,237       28,329      (206,835)       902,731

2001
----
  Premiums written       $1,551,030     $ 15,139      $(93,984)    $1,472,185
  Premiums earned         1,510,859       84,984       (89,664)     1,506,179
  Losses incurred           959,334      149,800      (107,544)     1,001,590

2000
----
  Premiums written       $1,419,054     $208,021     $(121,682)    $1,505,393
  Premiums earned         1,341,864      314,080      (122,923)     1,533,021
  Losses incurred           919,305      235,716       (38,750)     1,116,271

The following components of the reinsurance recoverable asset are:


                                    2002           2001            2000
------------------------------------------------------------------------
Reserve for unearned
  premiums                      $ 43,397       $ 39,681        $ 35,361
Reserve for losses               331,400        151,111          83,897
Reserve for loss adjustment
  expenses                        23,527         17,626          12,291
Allowance for reinsurance
  recoverable                       (530)             -               -
Reinsurance recoveries on paid
  losses                          22,076         29,270          17,084
------------------------------------------------------------------------
Reinsurance recoverable         $419,870       $237,688        $148,633
========================================================================


NOTE 9  -- Other Contingencies and Commitments
Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Corporation's balance sheet. The total amount of unpaid annuities was $20,438, $21,509 and $22,505 at December 31, 2002, 2001 and
2000, respectively.
    The Corporation leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2007 and provide for renewal options ranging from one to five years. The leases provide for increases in future minimum annual rental payments based on such measures as defined increases in the Consumer Price Index, increases in operating expenses, and pre-negotiated rates. Also, the agreements generally require the Corporation to pay executory costs (utilities, real estate taxes, insurance, and repairs). Lease expense and related items totaled $5,770, $6,500, and $5,900 during 2002, 2001 and 2000, respectively.
    The following is a schedule by year of future minimum rental payments required under the operating lease agreements:


         Year Ending
         December 31             Amount
---------------------------------------------
             2003               $   5,374
             2004                   3,838
             2005                   1,120
             2006                   1,038
             2007                      74
---------------------------------------------
     Total rental payments        $11,444
=============================================

    Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in 2002, 2001, or 2000.
    In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc.
(OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, the Group member OCNJ agreed to pay Proformance $40,600 to assume its renewal obligations. The amount was taken as a charge in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the next three years. If this criteria is not met, OCNJ will have a contingent liability of up to $15,600 to be paid to Proformance to maintain this

Item 15.   Continued

premiums-to-surplus ratio. As of December 31, 2002, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable the liability will be incurred and, therefore, has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.
    In the normal course of business, the Corporation and its subsidiaries are involved in lawsuits related to their operations. In each of the matters, the Corporation believes the ultimate resolution of such litigation will not result in any material adverse impact to operations or financial condition of the Corporation.


NOTE 10  --  Losses and Loss Reserves
The following table presents a reconciliation of liabilities for losses and loss adjustment expenses:


                                    2002           2001            2000
------------------------------------------------------------------------
Balance as of January 1,
  net of reinsurance
  recoverables of $168,737,
  $96,188 and $85,126         $1,981,985     $1,907,331      $1,823,329
Incurred related to:
  Current year                 1,045,361      1,145,545       1,237,319
  Prior years                     84,451         58,489          56,846
------------------------------------------------------------------------
                               1,129,812      1,204,034       1,294,165

Paid related to:
  Current year                   423,634        520,232         596,114
  Prior years                    608,909        609,148         614,049
------------------------------------------------------------------------
Total paid                     1,032,543      1,129,380       1,210,163
------------------------------------------------------------------------

Balance as of December 31,
  net of reinsurance
  recoverables of $354,396,
  $168,737 and $96,188        $2,079,254     $1,981,985      $1,907,331
========================================================================

    The 2002, 2001 and 2000 incurred loss and loss adjustment expenses for prior years changed due to an increase in severity as losses developed. For the year 2002, this was concentrated in the general liability and commercial auto product lines of the Commercial Lines operating segment and in personal auto product line of the Personal Lines operating segment. Approximately $62,200 before tax was recognized in the third quarter of 2002 which relates primarily to increased severity on construction defect claims. The 2001 change was concentrated in the workers' compensation and general liability product lines whereas the 2000 change was concentrated primarily in the workers' compensation and general liability product lines. These developments have been considered in establishing the December 31, 2002 loss and loss adjustment expense reserves reflected on the balance sheet.
    The following table presents before-tax catastrophe losses incurred and the respective impact on the statutory loss ratio:


                                    2002           2001            2000
------------------------------------------------------------------------
Incurred losses                  $20,826        $34,577         $36,181
Statutory loss
  ratio effect                       1.4%           2.3%            2.4%

    In 2002, 2001 and 2000 there were 25, 19 and 24 catastrophes, respectively. The largest catastrophe in each year was $7,500, $17,800 and $7,095 in incurred losses. Additional catastrophes with over $1,000 in incurred losses numbered six, four and nine in 2002, 2001 and 2000.
The additional catastrophes with over $1,000 in incurred losses in 2001 included $3,000 net of reinsurance losses related to the September 11, 2001 terrorist attacks.
    The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results.
    Inflation has historically affected operating costs, premium revenues and investment yields as business expenses have increased over time. The long-term effects of inflation are considered when estimating the ultimate liability for losses and loss adjustment expenses. The liability is based on historical loss development trends which are adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. It is not adjusted to reflect the effect of discounting.
    Reserves for asbestos-related illnesses and toxic waste cleanup claims cannot be estimated with traditional loss reserving techniques. In establishing liabilities for claims for asbestos-related illnesses and for toxic waste cleanup claims, management considers facts currently known and the current state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, there is uncertainty regarding the extent of remediation. Accordingly, additional liability could develop. Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. For 2002, 2001 and 2000, respectively, total case, incurred but not reported and loss adjustment expense reserves were $64,286, $53,497 and $42,813. Asbestos reserves were $35,870, $31,792 and $15,921 and environmental reserves were $28,416, $21,705 and $26,892 for those respective years. The increase in 2001 asbestos reserves related to additional claim development.


NOTE 11  --  Earnings Per Share
Basic and diluted earnings per share are summarized as follows:

Item 15.   Continued


                                    2002           2001            2000
------------------------------------------------------------------------
Net income (loss)               $   (891)       $98,580        $(79,249)
Average common shares
  outstanding - basic             60,494         60,076          60,075
Basic income (loss) per
  average share                    $(.01)         $1.64          $(1.32)
========================================================================
Average common shares
  outstanding                     60,494         60,076          60,075
Effect of dilutive securities        790            133               -
------------------------------------------------------------------------
Average common shares
  outstanding - diluted           61,284         60,209          60,075
Diluted income (loss) per
  average share                    $(.01)         $1.64          $(1.32)
========================================================================

    At December 31, 2002, 6,000,000 purchase warrants and 860,860 stock options were not included in earnings per share calculations for 2002 as they were antidilutive. The convertible debt impact of 8,897,504 shares calculated based on the "if converted" method were also not included in the earnings per share calculation for 2002 as they were antidilutive.


NOTE 12  --  Quarterly Financial Information (Unaudited)


2002                          First        Second        Third        Fourth
-----------------------------------------------------------------------------
Premiums and finance
  charges earned           $361,007      $364,708     $356,959      $367,793
Net investment income        50,902        50,700       51,767        53,764
Investment gains realized    22,831         9,491       (5,539)       18,409
Net income (loss)            26,873        13,064      (69,935)       29,107
Basic net income (loss)
  per share                    0.45          0.21        (1.15)         0.48
Diluted net income (loss)
  per share                    0.44          0.21        (1.14)         0.48

2001                          First        Second        Third        Fourth
-----------------------------------------------------------------------------
Premiums and finance
  charges earned           $383,496      $376,574     $374,327      $372,281
Net investment income        51,280        52,120       53,068        55,917
Investment gains realized    12,613        42,419       71,033        56,875
Net income (loss)            (4,095)       16,651       44,228        41,796
Basic net income (loss)
  per share                   (0.07)         0.28         0.74          0.70
Diluted net income (loss)
  per share                   (0.07)         0.28         0.73          0.69


NOTE 13  --  Comprehensive Income
Other comprehensive income consists of changes in unrealized gains (losses) on securities and a minimum pension liability and are detailed below:


                                    2002           2001            2000
------------------------------------------------------------------------
Unrealized gains (losses)
  arising during the period,
  net of taxes                  $ 35,581       $   (678)       $152,472

Less:  Reclassification
  adjustment for gains
  included in net income,
  net of taxes                    54,207        134,867          71,922
Minimum pension liability,
  net of taxes                    (9,573)             -               -
------------------------------------------------------------------------
Comprehensive income (loss),
  net of taxes                  $(28,199)     $(135,545)       $ 80,550
========================================================================


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


Commercial Lines Segment            2002           2001            2000
------------------------------------------------------------------------
Net premiums written            $762,189       $689,596        $721,681
  % Increase (decrease)           10.5%          (4.4)%           0.1%
Net premiums earned              725,633        707,635         739,698
  % Increase (decrease)            2.5%          (4.3)%           5.0%
Underwriting loss
  (before tax)                  (123,102)      (107,828)       (215,193)
Loss ratio                        60.8%          64.5%           78.6%
Loss expense ratio                18.0%          15.3%           13.2%
Underwriting expense ratio        36.3%          36.4%           38.2%
Combined ratio                   115.1%         116.2%          130.0%


Specialty Lines Segment             2002           2001            2000
------------------------------------------------------------------------
Net premiums written            $179,879       $136,085        $107,255
  % Increase                      32.2%          26.9%            4.6%
Net premiums earned              158,435        130,559         104,384
  % Increase                      21.4%          25.1%            1.7%
Underwriting gain
  (before tax)                         1          9,880          19,841
Loss ratio                        39.0%          42.0%           30.0%
Loss expense ratio                11.0%          10.4%            5.4%
Underwriting expense ratio        44.1%          38.4%           44.4%
Combined ratio                    94.0%          90.8%           79.8%

Item 15.   Continued


Personal Lines Segment              2002           2001            2000
------------------------------------------------------------------------
Net premiums written            $506,559       $646,504        $676,457
  % Decrease                     (21.6)%         (4.4)%         (11.4)%
Net premiums earned              566,309        667,985         688,939
  % Decrease                     (15.2)%         (3.0)%          (7.8)%
Underwriting loss
  (before tax)                   (62,008)      (120,740)        (89,268)
Loss ratio                        70.5%          73.4%           73.1%
Loss expense ratio                14.0%          12.1%           10.8%
Underwriting expense ratio        29.6%          33.7%           29.6%
Combined ratio                   114.1%         119.2%          113.5%


Total Property & Casualty           2002           2001            2000
------------------------------------------------------------------------
Net premiums written          $1,448,628     $1,472,185      $1,505,393
  % Decrease                      (1.6)%         (2.2)%          (5.1)%
Net premiums earned            1,450,377      1,506,179       1,533,021
  % Decrease                      (3.7)%         (1.8)%          (1.4)%
Underwriting loss
  (before tax)                  (185,109)      (218,688)       (284,620)
Loss ratio                        62.2%          66.5%           72.8%
Loss expense ratio                15.7%          13.4%           11.6%
Underwriting expense ratio        34.9%          35.4%           34.8%
Combined ratio                   112.8%         115.3%          119.2%
Impact of catastrophe losses
  on combined ratio                1.4%           2.3%            2.4%


All Other Segment                   2002           2001            2000
------------------------------------------------------------------------
Revenues                         $ 1,161        $ 8,036        $  4,146
Expenses                           7,689         14,159          14,366
------------------------------------------------------------------------
Net loss                         $(6,528)       $(6,123)       $(10,220)

Reconciliation of
Revenues                            2002           2001            2000
------------------------------------------------------------------------
Net premiums earned for
  reportable segments         $1,450,377     $1,506,179      $1,533,021
Investment income                205,794        211,017         201,812
Realized gain (loss)              53,011        198,298          (5,904)
Miscellaneous income                  86            382             444
------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)   1,709,268      1,915,876       1,729,373
Property and casualty
  statutory to GAAP
  adjustment                      (7,637)       (21,909)          3,150
------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)        1,701,631      1,893,967       1,732,523
Other segment revenues             1,161          8,036           4,146
------------------------------------------------------------------------
Total revenues                $1,702,792     $1,902,003      $1,736,669
========================================================================

Reconciliation of
 Loss (before tax)                  2002           2001            2000
------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)            $(185,109)     $(218,688)      $(284,620)
Statutory to GAAP adjustment     (62,554)       (35,091)        (28,175)
------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                  (247,663)      (253,779)       (312,795)
Net investment income            207,133        212,385         205,062
Realized gain (loss)              45,192        182,940          (2,391)
Other loss                       (11,368)       (15,158)        (19,578)
------------------------------------------------------------------------
Income (loss) from continuing
  operations before income
  taxes                        $  (6,706)     $ 126,388       $(129,702)
========================================================================


NOTE 15  --  Agent Relationships
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Periodically, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. During the first quarter of 2000, the Group made the strategic decision to discontinue its relationship with Managing General Agents. The result was a write-down of the agent relationships asset by $42,170. In 2002, 2001 and 2000, the Corporation further wrote down the agent relationships asset by $69,510, $10,966 and $3,801, respectively, for additional agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 21 years. Amortization expense for the periods 2003 through 2007 is expected to approximate $8.0 million before tax per year.
    Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.


NOTE 16  --  Statutory Accounting Information
The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred acquisition costs, reinsurance, assets not admitted for statutory reporting, agent relationships and the treatment of deferred federal income taxes.


                                    2002           2001            2000
------------------------------------------------------------------------
Statutory net income (loss)     $ 75,148       $172,513       $ (81,223)
Statutory policyholders'
  surplus                        725,748        767,503         812,133

    The Ohio Casualty Insurance Company (the Company), domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory

Item 15.   Continued

accounting practices encompass all accounting practices not so prescribed.
    For statutory purposes, agent relationships related to the GAI acquisition were taken as a direct charge to surplus.
    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the former Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new principles provide guidance for areas where statutory accounting had been silent and changed former statutory accounting in some areas.
The Group implemented the Codification guidance effective January 1, 2001. The cumulative effect of adopting Codification reduced statutory policyholders' surplus by $21,694 on January 1, 2001.
    The NAIC has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset structure and product mix of the company. As of December 31, 2002, all insurance companies in the Group exceeded the necessary capital.
    The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2002, approximately $112,467 of statutory surplus is not subject to restriction or prior dividend approval requirements. Additional restrictions may result from the minimum net worth and surplus requirements in the credit agreement.
    The Group paid dividends to policyholders of $5,644 in 2002, compared to $8,793 and $8,825 in 2001 and 2000, respectively.


NOTE 17  --  Debt
During 1997, the Corporation signed a credit facility that made available a $300.0 million revolving line of credit. The line of credit was used in 1997 to refinance the outstanding term loan balance the Corporation had at that time. In 1998, the line of credit was used for capital infusion into the property and casualty subsidiaries due to the GAI acquisition. The credit agreement contains financial covenants and provisions customary for such arrangements. Interest on the borrowings under the line of credit was calculated at a periodically adjustable rate. The interest rate was determined on various bases including prime rates, certificates of deposit rates and the London Interbank Offered Rate. Interest incurred and related fees on borrowings on the line of credit were $1,760, $13,549 and $16,075 in 2002, 2001 and 2000, respectively.
    In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance and terminate the outstanding credit facility. The issuance and related costs are being amortized over the life of the bonds and are being recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The Corporation made the first scheduled interest payment of $5.0 million in the third quarter 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of December 31, 2002, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


During the twelve                                      Redemption
months commencing                                        Price
------------------------------------------------------------------
March 23, 2005                                            102%
March 19, 2006                                            101%
March 19, 2007 until maturity of the notes                100%

    The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount plus accrued interest.
    On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $400 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees of $10 and facility fees of up to $160 annually. These fees are
                                     68

Item 15.   Continued

expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. The credit agreement will expire on March 15, 2005. Additionally, financial covenants and other customary provisions, as defined in the agreement, exist. The outstanding loan amount of the revolving line of credit was zero at December 31, 2002.
    During 1999, the Corporation signed a $6,500 low interest loan with the state of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of December 31, 2002, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $630 and expires in November 2009. The remaining balance at December 31, 2002 was $4,544.
    Total interest expense of $9,482, $11,708 and $15,632 was charged to income for the periods ending December 31, 2002, 2001 and 2000, respectively.


NOTE 18  --  Shareholders Rights Plan
In February 1998, the Board of Directors adopted an amended and restated Shareholders Rights Agreement (the Agreement). The Agreement is designed to deter coercive or unfair takeover tactics and to prevent a person(s) from gaining control of the Corporation without offering a fair price to all shareholders.
    Under the terms of the Agreement, each outstanding common share is associated with one half of one common share purchase right, expiring in 2009. Currently, each whole right, when exercisable, entitles the registered holder to purchase one common share of the Corporation at a purchase price of $125 per share.
    The rights become exercisable for a 60 day period commencing eleven business days after a public announcement that a person or group has acquired shares representing 20 percent or more of the outstanding shares of common stock, without the prior approval of the board of directors; or eleven business days following commencement of a tender or exchange of 20 percent or more of such outstanding shares of common stock.
    If after the rights become exercisable, the Corporation is involved in a merger, other business consolidation or 50 percent or more of the assets or earning power of the Corporation is sold, the rights will then entitle the rightholders, upon exercise of the rights, to receive shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right.
    The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.


NOTE 19  --  California Proposition 103
California voters passed Proposition 103 in 1998 in an attempt to legislate premium rates for that state. The proposition required premium rate rollbacks for 1989 California policyholders while allowing for a "fair" return for insurance companies. On October 25, 2000, the Group announced a settlement agreement for California Proposition 103 that was approved by the California Insurance Commissioner. Under the terms of the settlement, the members of the Group agreed to pay $17,500 in refunded premiums to eligible 1989 California policyholders. Accordingly, in October 2000, the Group reduced its recorded liability from $50,486 by $32,986 to $17,500. This decrease in the reserve resulted in an increase in operating income and net income for the third quarter 2000, and had no effect on the statutory combined ratio reported. The Group began to make payments in the first quarter of 2001. The Group escheated the remaining payments to the state of California in the fourth quarter of 2002. Therefore, no remaining liability existed at December 31, 2002.

Item 15.   Continued


Reports of Independent Accountants


The Board of Directors and Shareholders, Ohio Casualty Corporation


We have audited the accompanying consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Ernst & Young LLP
Cincinnati, Ohio
February 14, 2003






To the Board of Directors and Shareholders of Ohio Casualty Corporation



In our opinion, the consolidated financial statements as of December 31, 2000 and for the year then ended, listed in the index appearing under Item 15(a)(1) on page 52, present fairly, in all material respects, the financial position of Ohio Casualty Corporation and its subsidiaries at December 31,
 2000 and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 15(a)(2) on page 52, for the year ended December 31, 2000, present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 16, 2001

Item 15. Continued

(b)  Reports on Form 8-K or 8-K/A

     (a) The Corporation filed a Form 8-K on November 5, 2002 to report under Items 5 and 7, the filing of a press release announcing the Corporation's third quarter 2002 results; and a press release reporting there would be no changes in the current financial strength rating and outlook from the A. M. Best Company. Exhibits to the Form 8-K consisted of the press releases dated October 30, 2002 and November 4, 2002.


(c)  Exhibits.

     See Index to Exhibits on pages 83, 84 and 85 of this Form 10-K.

				  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					    OHIO CASUALTY CORPORATION
						    (Registrant)


March 27, 2003                           By:  /s/ Dan R. Carmichael
					      -------------------------------
					      Dan R. Carmichael
					      President
					      Chief Executive Officer
					      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 2003    /s/ Stanley N. Pontius
		  -----------------------------------------------------------
		  Stanley N. Pontius, Chairman of the Board

March 27, 2003    /s/ Dan R. Carmichael
		  -----------------------------------------------------------
		  Dan R. Carmichael, President, Chief Executive Officer and
		  Director

March 27, 2003    /s/ Terrence J. Baehr
		  -----------------------------------------------------------
		  Terrence J. Baehr, Director

March 27, 2003    /s/ Jack E. Brown
		  -----------------------------------------------------------
		  Jack E. Brown, Director

March 27, 2003    /s/ Catherine E. Dolan
		  -----------------------------------------------------------
		  Catherine E. Dolan, Director

March 27, 2003    /s/ Philip G. Heasley
		  -----------------------------------------------------------
		  Philip G. Heasley, Director

March 27, 2003    /s/ Stephen S. Marcum
		  -----------------------------------------------------------
		  Stephen S. Marcum, Director

March 27, 2003    /s/ Ralph S. Michael III
		  -----------------------------------------------------------
		  Ralph S. Michael III, Director

March 27, 2003    /s/ Howard L. Sloneker III
		  -----------------------------------------------------------
		  Howard L. Sloneker III, Senior Vice President and Director

March 27, 2003    /s/ Jan H. Suwinski
		  -----------------------------------------------------------
		  Jan H. Suwinski, Director

March 27, 2003    /s/ Donald F. McKee
		  -----------------------------------------------------------
		  Donald F. McKee, Executive Vice President and Chief
		  Financial Officer

				CERTIFICATION


I, Dan R. Carmichael, certify that:

	1.  I have reviewed this annual report on Form 10-K of Ohio Casualty
	    Corporation;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                            /s/Dan R. Carmichael
      --------------                            ----------------------------
						Dan R. Carmichael
						President and Chief Executive
						Officer

				 CERTIFICATION


I, Donald F. McKee, certify that:

	1.  I have reviewed this annual report on Form 10-K of Ohio Casualty
	    Corporation;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                            /s/Donald F. McKee
      --------------                            ----------------------------
						Donald F. McKee
						Executive Vice President and
						Chief Financial Officer

                                                                 Schedule I

                  Ohio Casualty Corporation and Subsidiaries
                      Consoliated Summary of Investments
                  Other than Investments in Related Parties
                               (In thousands)

December 31, 2002
                                                                     Amount
                                                                    shown in
                                                                     balance
Type of investment                            Cost        Value       sheet
----------------                              ----        -----     --------
Fixed maturities
 Bonds:
  United States govt. and
    govt. agencies with auth.           $   26,121   $   29,082   $   29,082
  States, municipalities and
    political subdivisions                  44,249       46,788       46,788
 Corporate securities                    1,778,993    1,909,581    1,909,581
 Mortgage-backed securities:
  U.S. government guaranteed                52,773       55,073       55,073
  Other                                  1,065,368    1,099,250    1,099,250
                                        ----------   ----------   ----------
       Total fixed maturities            2,967,504    3,139,774    3,139,774

Equity securities:
 Common stocks:
  Banks, trust and insurance
    companies                               23,638      104,297      104,297
  Industrial, miscellaneous and
    all other                               68,936      208,240      208,240

 Preferred stocks:
  Non-redeemable                                 -            -            -
  Convertible                                    -            -            -
                                        ----------   ----------   ----------
        Total equity securities             92,574      312,537      312,537

Short-term investments                      49,839       49,839       49,839
                                        ----------   ----------   ----------
        Total investments               $3,109,917   $3,502,150   $3,502,150
                                        ==========   ==========   ==========

                                                                  Schedule II

                           Ohio Casualty Corporation
                Condensed Financial Information of Registrant
                                (In thousands)

                                                          2002         2001         2000
                                                          ----         ----         ----
Condensed Balance Sheet:
  Investment in wholly-owned
   subsidiaries, at equity                          $1,197,765   $1,242,718   $1,269,563

  Investment in bonds/stocks, at fair value             40,734       18,870       34,767

  Cash and other assets                                 20,960       31,859       35,456
                                                    ----------   ----------   ----------
     Total assets                                    1,259,459    1,293,447    1,339,786

  Notes payable                                        198,288      210,173      220,798
  Other liabilities                                      2,468        3,242        2,397
                                                    ----------   ----------   ----------
     Total liabilities                                 200,756      213,415      223,195
                                                    ----------   ----------   ----------
  Shareholders' equity                              $1,058,703   $1,080,032   $1,116,591
                                                    ==========   ==========   ==========
Condensed Statement of Income:
  Dividends from subsidiaries                       $   24,993   $    5,175   $   59,571

  Equity in subsidiaries                               (19,345)     103,050     (128,681)

  Operating expenses                                    (6,539)      (9,645)     (10,139)
                                                    -----------  -----------  -----------
     Net income (loss)                              $     (891)  $   98,580   $  (79,249)
                                                    ===========  ==========   ===========
Condensed Statement of Cash Flows:
  Cash flows from operations
   Net distributed income                           $   18,454   $   (4,470)  $   49,432

  Other                                                  1,625        2,069      (16,255)
                                                    ----------   ----------   ----------
     Net cash provided (used in)
        operating activities                            20,079       (2,401)      33,177

  Investing
   Purchase of bonds/stocks                            (55,615)      (6,037)     (46,937)
   Sales of bonds/stocks                                30,541       19,392       69,525
                                                    ----------   ----------   ----------
     Net cash used in (provided by)
        investing activities                           (25,074)      13,355       22,588

  Financing
   Debt:
     Proceeds                                          201,250            -            -
     Payments                                         (205,629)     (10,625)     (20,648)
     Payment for deferred financing costs                 (400)           -            -
     Payment for issuance costs                         (7,337)           -            -

   Proceeds from exercise of stock options               7,498           75           67

   Dividends paid to shareholders                            -            -      (35,446)
                                                    ----------   ----------   ----------

     Net cash used in financing activities              (4,618)     (10,550)     (56,027)

  Net change in cash                                    (9,613)         404         (262)
                                                    ----------   ----------   ----------
  Cash, beginning of year                                9,977        9,573        9,835
                                                    ----------   ----------   ----------
  Cash, end of year                                 $      364   $    9,977   $    9,573
                                                    ==========   ==========   ==========

                                      76

                                                                 Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                               (In thousands)
                             December 31, 2002


                             Deferred    Future policy
                              policy       benefits                                  Net
                            acquisition   losses and     Unearned      Premium    investment
                               costs     loss expenses   premiums      revenue      income
                           ------------  -------------   --------      -------    ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Commercial Lines            $ 92,843    $1,712,466    $  370,018   $  725,633
 Specialty  Lines              33,211       231,558       116,439      158,435
 Personal Lines                55,222       489,626       182,250      566,309
Miscellaneous income                                                        90
Allowance for reinsurance
  recoverable
Investment                                                                        $205,794
                             --------    ----------    ----------   ----------    --------
Total property and
 casualty insurance          $181,276    $2,433,650    $  668,707   $1,450,467    $205,794

Premium finance                                                                         15

Corporation                                                                          1,324
                             --------    ----------    ----------   ----------    --------
 Total                       $181,276    $2,433,650    $  668,707   $1,450,467    $207,133


                             Benefits,   Amortization
                            losses and    of deferred     General
                               loss       acquisition    operating     Premiums
                             expenses        costs       expenses       written
                            ----------   ------------    ---------     --------
Segment
Property and
 casualty insurance:
Underwriting
 Commercial Lines          $  571,894    $  187,766    $  149,000     $  762,190
 Specialty  Lines              79,169        52,076        25,570        179,879
 Personal Lines               478,219       136,381        17,525        506,559
Miscellaneous income
Allowance for reinsurance
  recoveable                      530
Investment
                           ----------    ----------    ----------     ----------
Total property and
 casualty insurance        $1,129,812    $  376,223    $  192,095     $1,448,628

Premium finance                                                (7)

Corporation                                                11,375
                           ----------    ----------    ----------     ----------
 Total                     $1,129,812    $  376,223    $  203,463     $1,448,628
                           ==========    ==========    ==========     ==========

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

                                                                 Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                               (In thousands)
                             December 31, 2001


                             Deferred    Future policy
                              policy       benefits                                  Net
                            acquisition   losses and     Unearned      Premium    investment
                               costs     loss expenses   premiums      revenue      income
                           ------------  -------------   --------      -------    ----------
Segment
-------
Property and
 casualty insurance:
Underwriting
 Standard  Lines             $ 90,989    $1,467,331    $  331,948   $  707,635
 Specialty  Lines              21,095       188,340        88,782      130,559
 Personal Lines                54,675       495,051       246,009      667,985
Miscellaneous income                                                       389
Investment                                                                        $211,114
                             --------    ----------    ----------   ----------    --------
Total property and
 casualty insurance          $166,759    $2,150,722    $  666,739   $1,506,568    $211,114

Premium finance                                                            110         126

Corporation                                                                          1,145
                             --------    ----------    ----------   ----------    --------
 Total                       $166,759    $2,150,722    $  666,739   $1,506,678    $212,385


                             Benefits,   Amortization
                            losses and    of deferred     General
                               loss       acquisition    operating     Premiums
                             expenses        costs       expenses       written
                            ----------   ------------    ---------     --------
Segment
Property and
 casualty insurance:
Underwriting
 Standard  Lines           $  564,468    $  192,542    $   86,926     $  689,596
 Specialty  Lines              68,450        37,662        13,797        136,085
 Personal Lines               571,116       145,446        79,938        646,504
Miscellaneous income
Investment
                           ----------    ----------    ----------     ----------
Total property and
 casualty insurance        $1,204,034    $  375,650    $  180,661     $1,472,185

Premium finance                                               345              9

Corporation                                                14,925
                           ----------    ----------    ----------     ----------
 Total                     $1,204,034    $  375,650    $  195,931     $1,472,194
                           ==========    ==========    ==========     ==========

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

                                                                 Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                               (In thousands)
                             December 31, 2000


                             Deferred    Future policy
                              policy       benefits                                  Net
                            acquisition   losses and     Unearned      Premium    investment
                               costs     loss expenses   premiums      revenue      income
                           ------------  -------------   --------      -------    ----------
Segment
Property and
 casualty insurance:
Underwriting
 Standard  Lines             $ 97,985    $1,434,735    $  351,506   $  739,698
 Specialty  Lines              17,347        83,763        76,940      104,384
 Personal Lines                59,739       485,021       267,967      688,939
Miscellaneous income                                                       409
Investment                                                                        $202,002
                             --------    ----------    ----------   ----------    --------
Total property and
 casualty insurance          $175,071    $2,003,519    $  696,413   $1,533,430    $202,002

Premium finance                                               100          568         167

Corporation                                                                          2,893
                             --------    ----------    ----------   ----------    --------
 Total                       $175,071    $2,003,519    $  696,513   $1,533,998    $205,062


                             Benefits,   Amortization
                            losses and    of deferred     General
                               loss       acquisition    operating     Premiums
                             expenses        costs       expenses       written
                            ----------   ------------    ---------     --------
Segment
Property and
 casualty insurance:
Underwriting
 Standard  Lines           $  679,432    $  191,133    $  113,532     $  721,681
 Specialty  Lines              36,950        34,544        17,602        107,255
 Personal Lines               577,783       168,838        26,415        676,457
Miscellaneous income
Investment
                           ----------    ----------    ----------     ----------
Total property and
 casualty insurance        $1,294,165    $  394,515    $  157,549     $1,505,393

Premium finance                                               857            480

Corporation                                                19,285
                           ----------    ----------    ----------     ----------
 Total                     $1,294,165    $  394,515    $  177,691     $1,505,873
                           ==========    ==========    ==========     ==========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue.

                                                                 Schedule IV

                  Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                (In thousands)
                         December, 2002, 2001 and 2000

                                                                                           Percent of
                                                                                             amount
                                                       Ceded to      Assumed                 assumed
                                           Gross         other     from other       Net      to net
                                          amount       companies    companies     amount     amount
                                          ------       ---------   ----------     ------    ---------
Year Ended December 31, 2002

  Premiums
  Property and casualty insurance       $1,535,960     $103,640      $16,308   $1,448,628     1.1%
  Accident and health insurance                138          138            -            -       -
                                        ----------     --------      -------   ----------
  Total premiums                        $1,536,098     $103,778      $16,308   $1,448,628     1.1%

  Premium finance charges                                                               -
                                                                               ----------
  Total premiums and finance charges written                                    1,448,628
  Change in unearned premiums and finance charges                                   1,749
                                                                               ----------
  Total premiums and finance charges earned                                     1,450,377
  Miscellaneous income                                                                 90
                                                                               ----------
  Total premiums & finance charges earned                                      $1,450,467
                                                                               ==========
Year Ended December 31, 2001

  Premiums
  Property and casualty insurance       $1,550,873     $ 93,827      $15,139   $1,472,185     1.0%
  Accident and health insurance                157          157            -           -       -
                                        ----------     --------      -------   ----------
  Total premiums                         1,551,030       93,984       15,139    1,472,185     1.0%

  Premium finance charges                                                               9
                                                                               ----------
  Total premiums and finance charges written                                    1,472,194
  Change in unearned premiums and finance charges                                  34,092
                                                                               ----------
  Total premiums and finance charges earned                                     1,506,286
  Miscellaneous income                                                                392
                                                                               ----------
  Total premiums & finance charges earned                                      $1,506,678
                                                                               ==========
Year Ended December 31, 2000

  Premiums
  Property and casualty insurance       $1,418,876     $121,504     $208,021   $1,505,393    13.8%
  Accident and health insurance                178          178            -            -       -
                                        ----------     --------     --------   ----------
Total premiums                           1,419,054      121,682      208,021    1,505,393    13.8%

  Premium finance charges                                                             480
                                                                               ----------
  Total premiums and finance charges written                                    1,505,873
  Change in unearned premiums and finance charges                                  27,641
                                                                               ----------
  Total premiums and finance charges earned                                     1,533,514
  Miscellaneous income                                                                484
                                                                               ----------
  Total premiums & finance charges earned                                      $1,533,998
                                                                               ==========

                                      80

                                                                  Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                   Balance at                    Balance at
                                    beginning     Charged to       end of
                                    of period      expenses        period

Year ended December 31, 2002
   Reserve for bad debt              $ 8,400       $(4,100)       $ 4,300


Year ended December 31, 2001
   Reserve for bad debt              $10,700       $(2,300)       $ 8,400


Year ended December 31, 2000
   Reserve for bad debt              $ 9,338       $ 1,362        $10,700


                                                                  Schedule VI


                     Ohio Casualty Corporation and Subsidiaries
                  Consolidated Supplemental Information Concerning
                     Property and Casualty Insurance Operations
                                   (In thousands)

                                      Reserves for
                          Deferred    unpaid claims
                           policy       and claim     Discount                               Net
Affiliation with        acquisition    adjustment        of       Unearned     Earned    investment
   registrant              costs        expenses      reserves    premiums    premiums     income
----------------        -----------   -------------   --------    --------    --------   ----------
Property and casualty
  subsidiaries

Year ended December 31,
   2002                 $181,276      $2,433,650      $     -     $668,707   $1,450,467   $205,794
                        ========      ==========      =======     ========   ==========   ========

Year ended December 31,
   2001                 $166,759      $2,150,722      $     -     $666,739   $1,506,568   $211,114
                        ========      ==========      =======     ========   ==========   ========

Year ended December 31,
   2000                 $175,071      $2,003,519      $     -     $696,413   $1,533,430   $202,002
                        ========      ==========      =======     ========   ==========   ========



                            Claims and claim      Amortization     Paid
                           adjustment expenses    of deferred     claims
                           incurred related to       policy      and claim
Affiliation with           Current       Prior    acquisition   adjustment    Premiums
   registrant               year         years        costs      expenses      written
----------------           -------       -----    -----------   ----------    --------
Property and casualty
  subsidiaries

Year ended December 31,
   2002                  $1,045,361    $ 84,451    $376,223    $1,032,543   $1,448,628
                         ==========    ========    ========    ==========   ==========

Year ended December 35,
   2001                  $1,145,545    $58,489     $375,650    $1,129,380   $1,472,185
                         ==========    ========    ========    ==========   ==========

Year ended December 31,
   2000                  $1,237,319    $56,846     $394,515    $1,210,163   $1,505,393
                         ==========    ========    ========    ==========   ==========

				 Form 10-K
			 Ohio Casualty Corporation
			     Index to Exhibits


Exhibit 3     Articles of Incorporation, as amended.

Exhibit 3.1   Code of Regulations, as amended

Exhibit 10.1 Amended and Restated Ohio Casualty Corporation Director's Deferred Compensation Plan

Exhibit 10.2 The Ohio Casualty Insurance Company Supplemental Executive Savings Plan, amended effective June 1, 2002

Exhibit 10.3 The Ohio Casualty Insurance Company 2002 Officer Annual Incentive Program

Exhibit 10.4  The Ohio Casualty Insurance Company Benefit Equalization Plan

Exhibit 10.5 The Ohio Casualty Insurance Company Deferred Compensation Plan (Dan R. Carmichael)

Exhibit 10.6 Stock Option Agreement for Executive Vice President and Chief Financial Officer dated September 19, 2001

Exhibit 21    Subsidiaries of the Registrant

Exhibit 23 Consent of Independent Auditors to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8

Exhibit 23a Consent of Independent Accountants to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8

Exhibit 28 Information from Reports Furnished to State Insurance Regulation Authorities

Exhibit 99.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002


Exhibits incorporated by reference:

Exhibit 2 Asset Purchase Agreement between Ohio Casualty Corporation and Great American Insurance Company, filed as Exhibit 2 to the Registrant's SEC Form 10-Q on November 13, 1998

Exhibit 4 Amended and Restated Rights Agreement between the Registrant and First Chicago Trust Company of New York as Rights Agent dated as of February 19, 1998, filed as Exhibit 4(g) to the Registrant's SEC Form 8-A/A amendment no. 3 on March 5, 1998

				   Form 10-K
			    Ohio Casualty Corporation
			  Index to Exhibits, Continued


Exhibit 4a Certificate of Adjustment by the Registrant dated as of July 1, 1999, filed as Exhibit 9 to the Registrant's SEC Form 8-A/A amendment no. 4 on July 2, 1999

Exhibit 4b First amendment to the Amended and Restated Rights Agreement dated as of February 19, 1998, signed November 8, 2001, filed as
	     Exhibit 4b to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 4c Ohio Casualty Corporation Agent Share Plan, filed on Registrant's Form S-3 (333-39483) on June 18, 1997

Exhibit 4d Ohio Casualty Corporation's Registration Statement filed on Form S-3 (333-70761) on January 19, 1999

Exhibit 4e First Amendment to the Ohio Casualty Corporation's Registration Statement filed on Form S-3A (333-70761) on March 31, 1999

Exhibit 4f Second Amendment to the Ohio Casualty Corporation's Registration Statement filed on Form S-3A (333-70761) on May 11, 1999

Exhibit 4g Third Amendment to the Ohio Casualty Corporation's Registration Statement filed on Form S-3A (333-70761) on June 1, 1999

Exhibit 4h Ohio Casualty Corporation's Registration Statement filed on Form S-3 (333-88532) on May 17, 2002

Exhibit 4i First Amendment to the Ohio Casualty Corporation's Registration Statement filed on Form S-3A (333-88532) on June 4, 2002

Exhibit 10a Ohio Casualty Corporation amended 1993 Stock Incentive Program, filed as Exhibit 10.a1 to the Registrant's SEC Form 10-Q on
	     May 14, 1997

Exhibit 10b Coinsurance Life, Annuity and Disability Income Reinsurance Agreement between Employer's Reassurance Corporation and The Ohio Life Insurance Company dated as of October 2, 1995, filed as
	     Exhibit 10b to the Registrant's SEC Form 10-K on March 26, 1996

Exhibit 10c Employment Agreement with Dan R. Carmichael dated December 12, 2000, filed as Exhibit 10 to the Registrant's SEC Form 10-K on March 30, 2001

Exhibit 10d Employment Agreement with Donald F. McKee dated September 19, 2001, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on November 14, 2001

Exhibit 10e Change in Control Agreement with Howard L. Sloneker III, as amended, dated July 24, 2002, filed as Exhibit 10.2 to the Registration's SEC Form 10-Q on November 4, 2000

				   Form 10-K
			   Ohio Casualty Corporation
			 Index to Exhibits, continued


Exhibit 10f Information regarding Omitted Exhibits: (Schedule to Exhibit 10.2) concerning Change in Control Agreements entered into by and between the Corporation and each of the following executive officers: John E. Bade, Jr., John S. Busby, Debra K. Crane, Ralph G. Goode, Jeffrey L. Haniewich, Richard B. Kelly, John S. Kellington, Elizabeth M. Riczko and Thomas E. Schadler filed as
	     Exhibit 10.3 to the Registrant's SEC Form 10-Q on November 14,
	     2000

Exhibit 10g  Stock Option Agreement for Directors' year 2000 grant, filed as
	     Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 10h Stock Option Agreement for Chief Executive Officer year 2000 grant, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 15, 2000, (the same form used in 2001 and 2000)

Exhibit 10i Ohio Casualty Corporation 1999 Warrant Registration, filed on Registrant's Form S-3 (333-90231) on November 3, 1999, filed as
	     Exhibit 2 to the Registrant's SEC Form 10-Q on November 13, 1998

Exhibit 10j Replacement carrier agreement between Ohio Casualty of New Jersey, Inc. and Proformance Insurance Company and its parent, National Atlantic Holdings Corporation, filed as Exhibit 10k to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 10k First Amendment to Ohio Casualty Corporation 1999 Warrant Agreement between the registrant and Great American Insurance Company effective April 15, 2002, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10l  Ohio Casualty Corporation 2002 Stock Incentive Program, filed as
	     Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10m Ohio Casualty Corporation 2002 Employee Stock Purchase Plan, filed as Exhibit 10.3 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10n Credit Agreement dated as of July 31, 2002 between Ohio Casualty Corporation and LaSalle Bank National Association and certain other lenders, filed as Exhibit 10 to the Registrant's SEC Form 10-Q on August 14, 2002