Form 10-Q
period 2003-03-31
OHIO CASUALTY CORP
filed 2003-05-13
CIK 73952

==============================================================================
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 2003.
			   --------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from  to

			 Commission File Number 0-05544


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

					    Yes      X            No

     The aggregate market value as of May 1, 2003 of the voting stock held by non-affiliates of the registrant was $704,511,818.

     On May 1, 2003, there were 60,845,141 shares outstanding.





				Page 1 of 27
==============================================================================

				   INDEX


									Page
									----
PART I
   Item 1. Financial Statements                                           3
   Item 2. Management's Discussion and Analysis of
	   Financial Condition and Results of Operations                 12
   Item 3. Quantitative and Qualitative Disclosures
	   about Market Risk                                             23
   Item 4. Controls and Procedures                                       23

PART II
   Item 1. Legal Proceedings                                             23
   Item 2. Changes in Securities and Use of Proceeds                     23
   Item 3. Defaults Upon Senior Securities                               24
   Item 4. Submission of Matters to a Vote of Security Holders           24
   Item 5. Other Information                                             24
   Item 6. Exhibits and reports on Form 8-K                              24

Signature                                                                25
Certifications                                                           26

Exhibit 3 Code of Regulations of Ohio Casualty Corporation, as approved by the shareholders at the annual meeting on April 16, 2003
Exhibit 10 The Ohio Casualty Insurance Company 2003 Officer Annual Incentive Program
Exhibit 99.1  Certification of Chief Executive Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2  Certification of Chief Financial Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.   FINANCIAL STATEMENTS

		     Ohio Casualty Corporation & Subsidiaries
			   CONSOLIDATED BALANCE SHEETS

							   March 31,   December 31,
(Dollars in millions, except share data) (Unaudited)         2003          2002
-----------------------------------------------------------------------------------
Assets
Investments:
  Fixed maturities:
    Available-for-sale, at fair value                      $2,847.2      $3,139.8
      (amortized cost:  $2,672.8 and $2,967.5)
	Held-to-maturity, at amortized cost
	  (fair value:  $368.6)                               368.8            -
  Equity securities, at fair value
    (cost:  $84.3 and $92.6)                                  270.3         312.5
  Short-term investments                                       23.9          49.8
----------------------------------------------------------------------------------
	  Total investments                                 3,510.2       3,502.1
Cash                                                           20.8          12.4
Premiums and other receivables, net of allowance
  for bad debts of $4.5 and $4.3, respectively                328.7         324.7
Deferred policy acquisition costs                             178.8         181.3
Property and equipment, net of accumulated
  depreciation of $144.8 and $145.9, respectively              95.4          97.8
Reinsurance recoverable                                       464.9         419.9
Agent relationships, net of accumulated
  amortization of $35.4 and $34.1, respectively               156.5         161.3
Interest and dividends due or accrued                          40.0          46.0
Deferred income taxes                                           6.1           2.4
Other assets                                                   26.6          31.1
----------------------------------------------------------------------------------
	  Total assets                                     $4,828.0      $4,779.0
==================================================================================

Liabilities
Insurance reserves:
   Losses                                                  $2,012.2      $1,978.8
   Loss adjustment expenses                                   460.3         454.9
   Unearned premiums                                          675.9         668.7
Debt                                                          198.2         198.3
Other liabilities                                             413.2         419.6
----------------------------------------------------------------------------------
	 Total liabilities                                  3,759.8       3,720.3

Shareholders' Equity
Common stock, $.125  par value
  Authorized shares:   150,000,000
  Issued shares:  72,418,344; 72,418,344                        9.0           9.0
Common stock purchase warrants                                 21.1          21.1
Accumulated other comprehensive income                        235.4         246.2
Retained earnings                                             956.6         936.7
Treasury stock, at cost:
  (Shares:  11,659,377; 11,692,976)                          (153.9)       (154.3)
----------------------------------------------------------------------------------
      Total shareholders' equity                            1,068.2       1,058.7
----------------------------------------------------------------------------------
      Total liabilities and shareholders' equity           $4,828.0      $4,779.0
==================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		     Ohio Casualty Corporation & Subsidiaries
			 CONSOLIDATED STATEMENTS OF INCOME

							   Three Months
(Dollars in millions, except share data)                  Ended March 31,
(Unaudited)                                             2003          2002
----------------------------------------------------------------------------
Premiums and finance charges earned                    $349.3        $361.3
Investment income less expenses                          53.2          50.9
Investment gains realized, net                           19.3          22.8
----------------------------------------------------------------------------
	 Total revenues                                 421.8         434.7

Losses and benefits for policyholders                   208.8         211.8
Loss adjustment expenses                                 47.4          51.5
General operating expenses                               30.2          26.2
Amortization of agent relationships                       1.9           2.7
Write-down of agent relationships                         2.9           5.3
Amortization of deferred policy acquisition costs        97.5          92.2
Depreciation and amortization expense                     3.3           3.9
----------------------------------------------------------------------------
	 Total expenses                                 392.0         393.6
----------------------------------------------------------------------------
Income before income taxes                               29.8          41.1

Income tax expense:
   Current                                                7.7           1.2
   Deferred                                               2.2          13.0
----------------------------------------------------------------------------
	 Total income tax expense                         9.9          14.2
----------------------------------------------------------------------------

Net income                                             $ 19.9        $ 26.9
============================================================================

Average shares outstanding - basic                 60,728,489    60,186,697
============================================================================

Earnings per share - basic
Net income, per share                                  $ 0.33        $ 0.45
============================================================================

Average shares outstanding - diluted               60,968,486    61,061,794
============================================================================

Earnings per share - diluted
Net income, per share                                 $ 0.33         $ 0.44
============================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

			 Ohio Casualty Corporation & Subsidiaries
				CONSOLIDATED STATEMENTS OF
				  SHAREHOLDERS' EQUITY


								      Accumulated
					 Additional      Common          other                                  Total
(Dollars in millions, except    Common     paid-in   stock purchase  comprehensive  Retained      Treasury   shareholders'
share data) (Unaudited)          Stock     capital      warrants         income     earnings       stock        equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002                  $11.8      $ 4.1         $21.1          $274.4     $1,221.4      $(452.9)     $1,079.9

Net income                                                                              26.9                       26.9
Net change in unrealized gain
   net of deferred income tax
   benefit of $23.2                                                       (43.1)                                  (43.1)
													       ---------
Comprehensive loss                                                                                                (16.2)
Net issuance of treasury
   stock (192,205 shares)                    (0.1)                                      (0.1)         2.5           2.3
Retirement of treasury
   stock (22,000,000 shares)       2.8       (4.0)                                    (283.6)       290.4             -
-------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2002                   $ 9.0      $   -         $21.1          $231.3     $  964.6      $(160.0)     $1,066.0
=========================================================================================================================

Balance
January 1, 2003                  $ 9.0      $    -        $21.1          $246.2     $  936.7      $(154.3)     $1,058.7

Net income                                                                              19.9                       19.9
Net change in unrealized gain
   net of deferred income tax
   benefit of $5.8                                                        (10.8)                                  (10.8)
													       ----------
Comprehensive income                                                                                                9.1
Net issuance of treasury
   stock (33,599 shares)                                                                              0.4           0.4
--------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2003                   $ 9.0      $    -       $21.1           $235.4     $  956.6      $(153.9)     $1,068.2
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		  Ohio Casualty Corporation & Subsidiaries
		    CONSOLIDATED STATEMENTS OF CASH FLOWS

							   Three Months
							  Ended March 31,
(Dollars in millions)  (Unaudited)                    2003            2002
---------------------------------------------------------------------------
Cash flows from Operating Activities:
  Net income                                        $ 19.9          $ 26.9
    Adjustments to reconcile net income
    to cash from operations:
      Changes in:
	Insurance reserves                            46.0            18.1
	Income taxes                                  17.1            20.5
	Premiums and other receivables                (3.9)          (11.8)
	Deferred policy acquisition costs              2.5            (4.3)
	Reinsurance recoverable                      (45.0)           (0.3)
	Other assets                                   3.7             2.7
	Other liabilities                            (21.7)          (17.0)
      Amortization and write-down of agent
      relationships                                    4.8             8.0
      Depreciation and amortization                    3.5             4.1
      Investment gains                               (19.3)          (22.8)
---------------------------------------------------------------------------
	Net cash provided by operating activities      7.6            24.1
---------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchase of securities:
    Fixed maturity, available-for-sale              (300.6)         (335.4)
  Proceeds from sales of securities:
    Fixed maturity, available-for-sale               231.3           265.6
    Equity                                            28.6            42.1
  Proceeds from maturities and calls of
  securities:
    Fixed maturity, available-for-sale                13.1             0.6
    Equity                                             3.9               -
  Property and equipment:
    Purchases                                         (1.7)           (6.4)
    Sales                                              0.2             0.2
---------------------------------------------------------------------------
	Net cash used in investing activities        (25.2)          (33.3)
---------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Proceeds from the issuance of convertible
      note                                               -           201.3
      Payments                                        (0.2)         (205.2)
      Payment of issuance costs                          -            (7.2)
   Proceeds from exercise of stock options             0.3             2.3
---------------------------------------------------------------------------
	Net cash provided by (used in) financing
	activities                                     0.1            (8.8)
---------------------------------------------------------------------------

Net decrease in cash and cash equivalents            (17.5)          (18.0)
Cash and cash equivalents, beginning of period        62.2            92.3
---------------------------------------------------------------------------
Cash and cash equivalents, end of period            $ 44.7          $ 74.3
===========================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).


NOTE I - INTERIM ADJUSTMENTS

It is believed that all material adjustments necessary to present a fair statement of the results of the interim period covered are reflected in this report. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto in the Corporation's 2002 Annual Report to Shareholders.

NOTE II - STOCK OPTIONS

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

						March 31        March 31
($ in millions)                                   2003            2002
-------------------------------------------------------------------------
Net income
  As reported                                    $19.9           $26.9
  Compensation expense, net of tax                 1.4             1.3
						 -----           -----
  Pro forma                                      $18.5           $25.6
Basic EPS
  As reported                                     $.33            $.45
  Pro Forma                                       $.30            $.43
Diluted EPS
  As reported                                     $.33            $.44
  Pro Forma                                       $.30            $.42
=========================================================================

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in millions, except per share data):

						      Three months ended
							   March 31
						    2003             2002
						    ----             ----
Net income                                         $19.9            $26.9

Weighted average common shares
outstanding - basic (thousands)                   60,728           60,187

Basic earnings per weighted
average share                                       $.33             $.45
==========================================================================

Weighted average common shares
outstanding (thousands)                           60,728           60,187

Effect of dilutive securities (thousands)            240              875
--------------------------------------------------------------------------

Weighted average common shares
outstanding - diluted (thousands)                 60,968           61,062

Diluted earnings per weighted
average share                                       $.33             $.44
==========================================================================

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

			  Three Months Ended March 31
				($ in millions)

Commercial Lines Segment                       2003              2002
----------------------------------------------------------------------
Net premiums written                         $205.2            $192.8
  % Change                                      6.4%              8.1%
Net premiums earned                           189.8             174.2
  % Change                                      9.0%             (4.5)%
Underwriting loss (before tax)                (26.8)            (21.2)
Loss ratio                                     61.3%             54.2%
Loss expense ratio                             13.3%             18.0%
Underwriting expense ratio                     36.6%             36.1%
Combined ratio                                111.2%            108.3%


Specialty Lines Segment                        2003              2002
----------------------------------------------------------------------
Net premiums written                          $32.9             $39.5
  % Change                                    (16.7)%            31.4%
Net premiums earned                            38.4              29.9
  % Change                                     28.4%              3.7%
Underwriting gain (before tax)                  5.4               1.0
Loss ratio                                     23.8%             36.6%
Loss expense ratio                             17.9%              4.8%
Underwriting expense ratio                     51.5%             42.0%
Combined ratio                                 93.2%             83.4%


Personal Lines Segment                         2003              2002
----------------------------------------------------------------------
Net premiums written                         $114.1            $142.6
  % Change                                    (20.0)%           (12.4)%
Net premiums earned                           121.1             156.9
  % Change                                    (22.8)%            (7.7)%
Underwriting loss (before tax)                (10.4)             (7.5)
Loss ratio                                     68.4%             67.8%
Loss expense ratio                             12.6%             11.9%
Underwriting expense ratio                     29.3%             27.6%
Combined ratio                                110.3%            107.3%


Total Property & Casualty                      2003              2002
----------------------------------------------------------------------
Net premiums written                         $352.2            $374.9
  % Change                                     (6.1)%             1.0%
Net premiums earned                           349.3             361.0
  % Change                                     (3.2)%            (5.8)%
Underwriting loss (before tax)                (31.8)            (27.7)
Loss ratio                                     59.6%             58.7%
Loss expense ratio                             13.6%             14.3%
Underwriting expense ratio                     35.6%             33.5%
Combined ratio                                108.8%            106.5%
Impact of catastrophe losses on
  combined ratio                                3.1%              0.9%


All other                                      2003              2002
----------------------------------------------------------------------
Revenues                                       $1.8            $  (.5)
Expenses                                        2.6               1.3
----------------------------------------------------------------------
Net loss                                       $(.8)            $(1.8)


Reconciliation of Revenues                     2003              2002
----------------------------------------------------------------------
Net premiums earned for
  reportable segments                        $349.3            $361.0
Investment income                              51.5              50.7
Realized gains                                 16.4              22.5
----------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                  417.2             434.2
Property and casualty statutory
  to GAAP adjustment                            2.8               1.1
----------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                       420.0             435.3
Other segment revenues (expenses)               1.8               (.6)
----------------------------------------------------------------------
Total revenues                               $421.8            $434.7
======================================================================


Reconciliation of Underwriting
  loss (before tax)                            2003              2002
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                          $(31.8)           $(27.7)
Statutory to GAAP adjustment                   (7.8)             (2.4)
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                                (39.6)            (30.1)
Net investment income                          53.2              50.9
Realized gains                                 19.3              22.8
Other losses                                   (3.1)             (2.4)
----------------------------------------------------------------------
Income before income taxes                   $ 29.8            $ 41.2
======================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Periodically, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. In the first quarter of 2003, the Corporation wrote off the agent relationships asset by $2.9 million for agency cancellations and impairment. The first quarter 2002 included a write off of $5.3 million to the agent relationships asset for agency cancellations and impairment.
The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 21 years. Amortization expense for the periods 2003 through 2007 is expected to approximate $8.0 million before tax per year.

Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $50.3 million and $4.2 million at March 31, 2003, and $50.3 million and $3.7 million at December 31, 2002, respectively.

NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance and terminate an outstanding credit facility. The issuance and related costs are amortized over the life of the bonds and are recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, and began September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of March 31, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares in the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


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

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 million in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 million annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. The credit agreement will expire on March 15, 2005. Additionally, financial covenants and other customary provisions, as defined in the agreement, exist. The outstanding loan amount of the revolving line of credit was zero at March 31, 2003.

During 1999, the Corporation signed a $6.5 million low interest loan with the state of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of March 31, 2003, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $0.6 million and expires in November 2009. The remaining balance at March 31, 2003 was $4.4 million.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, the Group member OCNJ agreed to pay Proformance $40.6 million to assume its renewal obligations. Payments were made over the course of twelve months beginning in early 2002 with final payment made during the first quarter of 2003. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the next three years. If this criteria is not met, OCNJ will have a contingent liability of up to $15.6 million to be paid to Proformance to maintain this premiums-to-surplus ratio. As of March 31, 2003, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable the liability will be incurred and, therefore, has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.

In the normal course of business, the Corporation and its subsidiaries are involved in lawsuits related to their operations. In each of the matters, the Corporation believes the ultimate resolution of such litigation will not result in any material adverse impact to operations or financial condition of the Corporation.

NOTE IX - TREASURY STOCK
During the first quarter of 2003, the Corporation did not retire any shares of its treasury stock. In the first quarter of 2002, the Corporation retired 22 million shares of its treasury stock. The retirement did not have a net impact on total shareholders' equity.

NOTE X - INVESTMENTS
During the first quarter of 2003, the Corporation and the Group transferred $368.8 million of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so.

NOTE XI - SUBSEQUENT EVENT
On May 8, 2003 the Corporation filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission with respect to the issuance of up to $500 million of securities, including debt securities, common and preferred shares, warrants and share purchase contracts and units, as well as trust preferred securities or a combination of the above. This registration statement, when effective, will replace the Corporation's previously filed shelf and provide the Corporation greater flexibility and access to capital markets in the future. Although the Corporation has no intention currently to issue securities from the new filing, after the registration statement becomes effective, the Corporation may issue securities for general corporate purposes.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $19.9 million, or $.33 per share for the first quarter ending March 31, 2003, compared with $26.9 million, or $.44 per share in the same quarter of 2002.

Investment Results

First quarter consolidated before-tax investment income increased 4.5% to $53.2 million compared to $50.9 million for the same period last year.
During the first quarter of 2003, net investment income was positively impacted by a settlement of $1.25 million for the termination of an investment management agreement. The effective tax rate on investment income for the first quarter of 2003 was 33.1% compared with 32.9% for the comparable period in 2002.

For the first quarter 2003, consolidated before-tax realized gains were $19.3 million compared with $22.8 million for the first three months of 2002. The Corporation and the Group continued to reduce equity holdings in favor of investment grade fixed maturity investments in order to reduce the effect on statutory surplus of future stock market volatility. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Management uses the non-GAAP financial measure of net income before realized gains and losses to further evaluate current operating performance. Net income before realized gains and losses is reconciled to net income in the table below:

							Three months
						       Ended March 31
($ in millions)                                      2003          2002
---------------                                      ----          ----
Net income before realized gains and losses        $  7.4         $12.1
After-tax realized gains and losses                  12.5          14.8
						   ------         -----
Net income                                          $19.9         $26.9

For the first quarter 2003, consolidated after-tax realized gains positively impacted net income by $12.5 million compared with $14.8 million for the first three months of 2002. The Corporation and the Group did not sell any securities with a material realized loss during the first quarter of 2003 and 2002.

In the first quarter of 2003, management decided to transfer $368.8 million of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so.

The largest assets of the Corporation and the Group are their invested assets. Consequently, accounting policies related to investments are critical. See further discussion of investment accounting policies in the "Critical Accounting Policies" section on page 37 of the Corporation's 2002 Form 10-K. The Corporation and the Group continually evaluate all of their investments based on current economic conditions, credit loss experience and other developments. The Corporation and the Group evaluate the difference between the cost/amortized cost and estimated fair value of their investments to determine whether a decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If there is a decline in a security's fair value that is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Corporation and the Group. The amount of impairment charge before tax was $5.6 million in the first quarter of 2003, compared to $4.7 million in the first quarter of 2002.

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

The following table summarizes, for all available-for-sale securities, the total gross unrealized losses, not including gross unrealized gains, by investment category as of March 31, 2003 and December 31, 2002:

($ in millions)                     March 31, 2003         Dec 31, 2002
-----------------------------------------------------------------------
Fixed maturities                       $(27.4)                $(32.7)
Equities                                 (5.8)                 (10.2)
-----------------------------------------------------------------------
  Total unrealized loss                $(33.2)                $(42.9)

As part of the evaluation of the entire $33.2 million aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss, which is the difference between cost/amortized cost and estimated fair value. In the review for other than temporarily impaired securities as of March 31, 2003, management concluded that of this group of securities with a relatively higher degree of difference between cost/amortized cost and estimated fair value, 13 securities, with an aggregate unrealized loss of $11.0 million, were suffering only temporary declines in fair value. Of this unrealized loss amount, $4.4 million represented unrealized losses in the securities of Delta Airlines, Inc. All securities are monitored by portfolio managers who consider many factors such as a company's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. Should management subsequently conclude the decline in fair value is other-than-temporary, the book value of the security is written down to fair value with the realized loss recognized in the consolidated statements of income.

The following table summarizes, for all available-for-sale securities in an unrealized loss position, the gross unrealized loss by length of time the securities have continuously been in an unrealized loss position at March 31, 2003:

				    Amortized       Fair      Unrealized
($ in millions)                          Cost      Value            Loss
-------------------------------------------------------------------------
Fixed maturities
   0-6 months                          $191.6     $185.3          $(6.3)
   7-12 months                           67.3       57.5           (9.8)
   Greater than 12 months               108.0       96.7          (11.3)
-------------------------------------------------------------------------
      Total                            $366.9     $339.5         $(27.4)

Equity
   0-6 months                          $  2.6     $  2.4         $  (.2)
   7-12 months                           26.3       20.7           (5.6)
   Greater than 12 months                  .5         .5              -
-------------------------------------------------------------------------
      Total                             $29.4      $23.6          $(5.8)

Of the securities in an unrealized loss position as of March 31, 2003, the only material concentration by industry segment was in the airline industry. The amount of unrealized loss in this industry as of March 31, 2003 was $5.7 million.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities in an unrealized loss position at March 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


				Amortized         Estimated      Unrealized
($ in millions)                      Cost        Fair Value            Loss
---------------------------------------------------------------------------
Due in one year or less           $  9.1           $  8.2          $  (.9)
Due after one year through
   five years                       31.5             28.7            (2.8)
Due after five years through
   ten years                       117.9            106.7           (11.2)
Due after ten years                208.4            195.9           (12.5)
---------------------------------------------------------------------------
       Total                      $366.9           $339.5          $(27.4)

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company in 1998. Generally Accepted Accounting Principles
(GAAP) require the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the first quarter of 2003, the agent relationship impairment was $2.9 million, compared to first quarter 2002 impairment of $5.3 million. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are now projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents exceed the remaining current asset book value of $156.5 million.

The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in making these assumptions and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future and could be significant based on uncertainties such as which agents will experience events such as changes in revenue production or profitability.

Statutory Results

Management uses statutory financial criteria to analyze the Group's property and casualty results and statutory financial measures are required to be reported to insurance industry regulators. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio. All references to combined ratio or its components in the MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15 pages 67 and 68 of the Corporation's Form 10-K for the year ended December 31, 2002.

At March 31, 2003 and 2002, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $733.8 million and $778.7 million, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of March 31, 2003 and March 31, 2002 was 1.9 to 1.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes the increase (decrease) in property and casualty premium results on a gross and net basis compared with same period prior year results:

			  2003 increase (decrease) from 2002 ($ in millions)

			   Gross Premiums                   Net Premiums
			      Written                          Written
			   First Quarter                    First Quarter
			   --------------                   -------------
Business Units
--------------
Commercial Lines Segment      $ 13.1                            $ 12.3
Specialty Lines Segment          6.5                              (6.5)
Personal Lines Segment         (30.1)                            (28.5)
			      -------                           -------
All Lines                     $(10.5)                           $(22.7)

Agency cancellations, withdrawal from certain states and the exit from the New Jersey private passenger auto market led to the decreases in personal lines gross and net premiums written for the current quarter. The Commercial Lines increase was driven by renewal price increases which averaged 13.2% in the first quarter 2003 compared to 14.9% in the first quarter 2002.
Increased competition in several markets and more conservative underwriting partially offset the price increases for net premiums written. Increased reinsurance costs on commercial umbrella business drove the decline in net premiums written for Specialty Lines. Specialty Lines premiums on a gross basis, before reinsurance, increased 12.6% over first quarter 2002. Commercial umbrella, the largest Specialty Lines product, recognized a 20.5% average renewal price increase for the first quarter 2003, compared to 45.1% in the same period in 2002. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

All Lines Discussion

The combined ratio for the first quarter was 108.8%, an increase of 2.3 points from the first quarter 2002 combined ratio of 106.5%. Catastrophe losses increased 2.2 points over the first quarter 2002 contributing to the deterioration in this ratio. In addition to catastrophe losses, the first quarter 2003 included a higher frequency of non-catastrophe large property losses and higher costs related to New Jersey personal auto results. Non-catastrophe large property losses that exceeded $250,000 per loss negatively impacted the first quarter 2003 combined ratio by 2.4 points, which was 1.3 points worse than the same quarter in 2002. New Jersey personal auto results negatively impacted the current quarter All Lines combined ratio by 1.5 points compared to 1.2 points in the first quarter 2002 and 2.5 points for the full year 2002. The underwriting expense ratio increased 2.1 points as explained later in this MD&A. Also impacting the combined ratio were assessments for the Group's share of underwriting losses on residual market pools for workers' compensation. This negatively impacted first quarter 2003 combined ratio by .8 points versus .6 points in the same quarter in 2002 and ..2 points for the year 2002. The first quarter 2003 results included an increase in the estimate of losses not yet reported by the pools based on trends in reported results. The Group's reduction in workers' compensation premium writings are expected to mitigate the negative impact of assessments for the remainder of 2003. The above negative factors are partially offset by improvements to loss ratios and other areas relating to better pricing and improved underwriting.

The loss adjustment expense ratio for the first three months of 2003 was 13.6%. The ratio was .7 points lower than the first quarter 2002 loss adjustment expense ratio of 14.3%. The decrease was primarily the result of efforts to more effectively manage claims legal expenses. During the first quarter of 2003, the Group announced a reorganization of its claims operations, including a reduction in staff, which was effective in March 2003. The reduction will result in a net savings of approximately $1.8 million in 2003, after a first quarter 2003 charge of approximately $1.0 million for severance pay and other related expenses.

The first quarter catastrophe losses were $10.7 million and accounted for 3.1 points on the combined ratio. This compares with $3.3 million and a .9 point catastrophe impact on the combined ratio for the same period in 2002. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the first quarter of 2003, there were 5 additional catastrophes with the largest catastrophe generating $4.2 million in incurred losses as compared with 3 additional catastrophes in the first quarter of 2002 with the largest catastrophe generating $2.0 million in incurred losses. For additional disclosure of catastrophe losses, refer to
Item 15, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on page 65 of the Corporation's 2002 Form 10-K.

The loss and loss adjustment expense (LAE) ratios, which measure losses and LAE as a percentage of net earned premiums, were impacted by .8 points in 2003 by adjustments to estimated losses related to prior years' business compared to 1.2 points in 2002. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. In total, this increase in provisions for prior accident years' losses and LAE recognized during the year 2003 was $2.7 million before tax compared to $4.2 million in the first quarter of 2002.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

							First Quarter
($ in millions)                                     2003            2002
--------------------------------------------------------------------------
Statutory net liabilities, beginning of period    $2,078.7        $1,982.0
Increase in provision for prior
   accident year claims                               $2.7            $4.2
Increase in provision for prior
   accident year claims as % of premiums earned        0.8%            1.2%

The first quarter 2003 underwriting expense ratio, which measures underwriting expenses as a percentage of net written premiums, was 35.6% or
2.1 points higher than 33.5% for the first quarter of 2002 and .7 points higher than the full year 2002 ratio of 34.9%. Although the Corporation continues to monitor and manage expenses closely, the expense ratio increased in the current quarter resulting from higher expenses related to investment in technology, the impact of lower net premiums written and increased premium related taxes and assessments.

The Group's internally developed software for policy administration and rating, known as P.A.R.I.S.sm, is expected to be rolled out for all Commercial Lines products in 2003. Information systems personnel costs were incurred during the first quarter 2003 to maintain the software and were expensed as incurred. During the first quarter of 2002, similar costs were capitalized as the software was in the application development phase. This shift from development to maintenance caused the majority of the increase in software expenses. This higher expense plus amortization of expenses capitalized in prior years totaled $4.2 million. This increase in expenses related to investment in technology increased the first quarter 2003 underwriting expense ratio by 1.1 points over the first quarter 2002.

The Group's remaining non-commission and non-tax related underwriting expenses of $49.4 million in the first quarter 2003 decreased $4.0 million, compared to the first quarter 2002. This positive impact on the expense ratio was largely offset by lower net premiums written in the calculation of the underwriting expense ratio. The impact of the decline in net premiums written on these expenses was .9 points. This group of expenses is comprised primarily of personnel related items and reflects the continued decline in the employee count.

During the first quarter 2003, premium related taxes and assessment payments for the current quarter were higher than similar taxes and assessments in the first quarter of last year. The payments were primarily related to state insurance funds such as guaranty funds and workers' compensation second injury funds. The increased premium related taxes and assessments increased the underwriting expense ratio by .7 points for the first quarter 2003 compared to the same quarter a year ago.

The table below summarizes the variance between the first quarter 2002 and the first quarter 2003 expense ratio:

							   Variance from
							   First Qtr 2002
							   --------------
Underwriting expense ratio - first quarter 2002                 33.5%
Additional expenses related to investment in technology          1.1%
Impact of decrease in net premiums written                       0.9%
Impact of premium related taxes and assessments                  0.7%
Impact of all other underwriting expense ratio items            (0.6)%
								------
Underwriting expense ratio - first quarter 2003                 35.6%

The employee count continues to decline. As of March 31, 2003, the employee count was 2,859, compared with 3,233 at March 31, 2002 and approximately 3,000 at December 31, 2002.

Segment Discussion

The Corporation's organizational structure is based on three operating units:
Commercial Lines, Specialty Lines and Personal Lines.

Commercial Lines Segment

Commercial Lines combined ratio for the first quarter of 2003 increased 2.9 points to 111.2% from 108.3% in the first quarter of 2002. The increase in the 2003 combined ratio was due to a higher frequency of both catastrophes and other large property losses as well as increases to the workers' compensation loss ratio related to the National Workers' Compensation Pool. The impact of the residual market pool for workers' compensation was 1.8 points in the first quarter in 2003 compared to 1.5 points during the first quarter of 2002. The first quarter 2003 Commercial Lines loss ratio of 61.3% increased 7.1 points from the loss ratio of 54.2% in the first quarter of 2002. The Commercial Lines average renewal price increases for direct premiums written was 13.2% in the current quarter compared to 14.9% in the first quarter of 2002.

The general liability combined ratio decreased in the first quarter of 2003 to 125.3%, from 144.4% in the same period of 2002. This line of business was impacted in 2002 by additions to construction defect related reserves and increased estimates of legal costs on claims from prior years. Construction defect claims filed under general liability insurance policies involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments and office buildings. These claims usually involve multiple parties and carriers. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is uncertainty as to the ultimate liability. The 2003 accident year combined ratio for general liability was 113.8%, 11.5 points lower than the calendar year results.

Workers' compensation combined ratio for the first three months of 2003 was 134.8%, compared with 131.4% during the same period last year. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers' Compensation Pool contributed to the unfavorable first quarter results in both 2003 and 2002. The impact of the National Workers' Compensation residual market pool added 8.4 and 6.9 points to the workers' compensation combined ratio for March 31, 2003 and 2002, respectively.

Specialty Lines Segment

Specialty Lines combined ratio for the first quarter of 2003 was 93.2%, compared with 83.4% in the same period of 2002. The Specialty Lines combined ratio increased 9.8 points in the first quarter 2003 due almost entirely to the ceded premium accrual relating from the reinstatement of prior years' reinsurance layers which added 8.4 points in the current quarter. Renewal price increases in the umbrella line of business averaged 20.5% in the first quarter of 2003, compared with 45.1% for the same quarter in 2002. Net premiums written for the first quarter 2003 for Specialty Lines were $32.9 million, compared to $39.5 million in the same period of 2002. Increased reinsurance costs on commercial umbrella business drove the decline in net premiums written as Specialty Lines premiums before reinsurance increased 12.6%. Higher reinsurance costs were driven by the inclusion of the ceding commission, by increased reinsurance rates per dollar of premium, and an accrual of ceded premiums related to reinstatement of previous reinsurance contracts.

Personal Lines Segment

The Personal Lines combined ratio increased to 110.3% in the first quarter of 2003 from 107.3% in the first three months of 2002. The increase was driven by poor New Jersey private passenger auto results which added 4.4 points to the Personal Lines combined ratio in the first quarter of 2003 compared to
2.5 points in the first quarter of 2002.

The combined ratio for homeowners increased 7.0 points to 114.5% from 107.5% and impacted the Personal Lines combined ratio by 1.8 points in the first quarter 2003. The increase in the homeowners combined ratio resulted from an increased number of large claims. Catastrophe losses added 8.6 points to the first quarter of 2003 homeowners combined ratio compared to 8.3 points for the first quarter 2002.

Private passenger auto recorded a 2003 three-month combined ratio of 108.0%, increasing from 106.8% in the first quarter of 2002. New Jersey results added 7.1 and 4.0 points to the private passenger auto combined ratios for first quarter 2003 and 2002, respectively. The first quarter 2003 private passenger auto loss ratio decreased 1.0 point to 66.5% from 67.5% in the same quarter of 2002. New Jersey results added 5.6 and 4.6 points to these private passenger auto loss ratios in the first quarter 2003 and 2002, respectively. The product line's results continue to benefit from the implementation of insurance scoring, elimination of unprofitable business, the withdrawal from the New Jersey market and targeted underwriting.

The following table presents combined ratios for both calendar year and accident year 2003 and 2002 as of March 31, 2003:

Statutory Combined Ratios
				   Calendar Year   Accident Year
				    Year to Date    Year to Date   Calendar    Accident
(By operating segment, including      March 31,       March 31,      Year        Year
selected major product lines)           2003           2003(a)       2002       2002(a)
----------------------------------------------------------------------------------------
Commercial Lines Segment               111.2%          109.7%       115.1%      103.2%
   Workers' compensation               134.8%          125.8%       129.2%      121.4%
   Commercial auto                     106.0%          103.6%       110.2%      100.8%
   General liability                   125.3%          113.8%       171.3%      113.2%
   CMP, fire & inland marine           101.1%          105.9%        95.8%       95.8%

Specialty Lines Segment                 93.2%          103.3%        94.0%       93.8%
   Commercial umbrella                 100.3%          111.1%        97.7%       97.7%
   Fidelity & surety                    73.5%           80.4%        81.7%       85.3%

Personal Lines Segment                 110.3%          107.1%       114.1%      110.8%
   New Jersey personal auto            289.9%          125.0%       154.8%      139.0%
   Other personal lines                105.9%          105.0%       107.9%      106.6%
   Other personal auto                 100.9%          102.6%       107.1%      105.7%
   Homeowners                          114.5%          115.9%       110.3%      111.2%
---------------------------------------------------------------------------------------
      Total All Lines                  108.8%          108.0%       112.8%      105.5%
=======================================================================================

 (a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is March 31, 2003. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At March 31, 2003, the available-for-sale fixed maturity portfolio of the Corporation and the Group had a market value of $2.8 billion, which consisted of 96.4% investment grade securities. The available-for-sale fixed maturity portfolio includes non-investment grade securities and non-rated securities that had a fair value of $102.4 million and comprised 3.6% of the available-for-sale fixed maturity portfolio. This compares to a fair value of $105.3 million at December 31, 2002. These securities comprised 3.4% of the available-for-sale fixed maturity portfolio at December 31, 2002. The held-to-maturity fixed maturity portfolio of the Corporation and the Group is accounted for at amortized cost which was $368.8 million at March 31, 2003 and consists entirely of investment grade securities. The Corporation and the Group classify securities as below investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's) and upon other rating agencies, including the National Association of Insurance Commissioners, when a security is not rated by either S&P or Moody's. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $44.9 million at March 31, 2003 and $45.8 million at December 31, 2002.

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

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at March 31, 2003 and December 31, 2002:

				  Amortized       Fair       Unrealized
(in millions)                          Cost      Value             Loss
-----------------------------------------------------------------------
March 31, 2003                       $52.1       $47.1        $ (5.0)
December 31, 2002                    $73.0       $60.9        $(12.1)

The investment portfolio of the Corporation and the Group include non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to give the most accurate price. The carrying value of this portfolio at March 31, 2003 was $303.9 million compared to $319.4 million at December 31, 2002.

The consolidated fixed maturity portfolio of the Corporation and the Group has an intermediate duration and a laddered maturity structure. The Corporation and the Group always remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At March 31, 2003, the Corporation and the Group's equity portfolios were 7.7%, or $270.3 million, of the total investment portfolio. The Corporation and the Group mark the value of their equity portfolios to fair market value on their balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2003, the equity portfolio consisted of stocks in 45 separate entities in 35 different industries. As of March 31, 2003, 23.3% of the Corporation's equity portfolio was invested in five companies and the largest single position was 5.3% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2002.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and loss adjustment expenses. The accounting policies related to the loss and loss adjustment expense reserves are considered critical. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Actual losses and loss adjustment expenses may change with further developments. These reserves amounted to $2.5 billion at March 31, 2003 and $2.4 billion at December 31, 2002. As of March 31, 2003, the reserves by operating segment were as follows: $1.6 billion in Commercial Lines, $0.4 billion Specialty Lines and $0.5 billion Personal Lines.

Results for the first quarter 2003 were negatively impacted by losses and loss adjustment expenses for prior accident years totaling $2.7 million before tax on an All Lines basis. For the Commercial Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during first quarter 2003 were $2.8 million before tax and were concentrated in the general liability and workers' compensation product lines. Comparable Commercial Lines amounts for first quarter 2002 were $7.7 million and were also concentrated in the workers' compensation and general liability product lines.

For the Specialty Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during first quarter 2003 were $(3.9) million and were concentrated in the commercial umbrella product line. Comparable amounts for first quarter 2002 were $(3.9) million. In 2002, this was concentrated in the commercial umbrella and bond product lines.

For the Personal Lines operating segment there were $3.8 million losses or loss adjustment expenses for prior accident years recorded during first quarter 2003. Comparable amounts for first quarter 2002 were $0.4 million.

The losses and loss adjustment expenses on prior accident years totaling $2.7 million for the first quarter 2003 reflect an update to estimates for reserves based on new information during the first quarter of 2003, resulting in recognition during 2003. Each quarter a thorough loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims. As more information becomes available and claims are settled in subsequent periods, the estimated liabilities are adjusted upward or downward.

Reserve development in the first quarter 2003 occurred as follows: $(20.7) million for accident year 2002, $8.9 million for accident year 2001 and $14.5 million for accident years 2000 and prior. Reserve development in the first quarter 2002 occurred as follows: $(20.3) million for accident year 2001, $(14.9) million for accident year 2000 and $39.4 million for accident years 1999 and prior.

Losses and loss adjustment expenses for prior accident years were recognized during the year 2003 due to new information that caused a revision to prior estimates for loss and loss reserves as described above. There is considerable uncertainty in these estimates for reasons such as: the external environment including coverage litigation, judicial decisions, legislative changes, claimants and juries attitudes with respect to settlements; claim frequency and severity; the emergence of unusual types or sizes of claims; changes in underwriting quality of the book of business over time; and changes in claims handling which affects the payment rate or case reserve adequacy.

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

Cash Flow

Net cash generated by operations was $7.6 million for the first three months of the year compared with $24.1 million for the same period in 2002. An increase in payments to reinsurers for premium cessions and contingent commission bonus payments to agents as well as final payment of the replacement carrier fee for New Jersey private passenger auto business all contributed to the deterioration of cash generated by operations. Net cash used in investing was $25.2 million in 2003 compared with $33.3 million during the first quarter of 2002. Current operational liquidity needs of the Group are expected to be met by scheduled bond maturities, dividend payments, interest payments and cash balances. Cash provided by financing operations was $.1 million in the first three months of 2003 compared with cash used of $8.8 million in the first quarter of 2002. The 2002 cash includes the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $201.3 million.

Debt

As of March 31, 2003, the Corporation had $205.6 million of principal outstanding on debt that includes a $4.4 million low interest loan with the state of Ohio. During the year 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million.
The issuance and related costs are amortized over the life of the notes and are recorded as related fees. The liability for debt is reported on the balance sheet net of the unamortized fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the price per share of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. If all outstanding notes are converted, the total outstanding common shares would increase by 8.9 million shares. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of March 31, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


During the twelve                                     Redemption
months commencing                                       Price
-----------------------------------------------------------------
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

On July 31, 2002 the Corporation also entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit agreement also includes a minimum statutory surplus requirement for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. Additionally, other covenants and customary provisions are included in the agreement. The credit agreement expires on March 15, 2005. The Corporation has not drawn on the revolver as of March 31, 2003.

To further strengthen its financial position, the Corporation did not pay any shareholder dividends during the first quarter of 2003 or at any time during 2002.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. Dividend payments to the Corporation from the Company are limited to approximately $112.5 million during 2003 without prior approval of the Ohio Insurance Department based on 100% of the Company's net income for the year ended December 31, 2002. Additional restrictions may result from the minimum net worth and surplus requirements contained in the credit agreement.

Rating Agencies

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating. On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating on the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, S&P indicated that financial strength rating would be reviewed for possible downgrade. S&P revised its outlook to negative from stable based upon the Corporation's announcement of third quarter 2002 results. On April 30, 2003, S&P affirmed its "BBB" financial strength rating for the Group and maintained its negative outlook. On March 13, 2002, Moody's Investor Services (Moody's) assigned its "Baa2" rating to the Corporation's convertible notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the

Corporation's convertible notes. On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's convertible notes and placed a stable outlook on its rating. On November 5, 2002, Fitch, affirmed its "BBB-" rating on the Corporation's convertible notes and placed a stable outlook on its rating. On September 6, 2002, A.M. Best Company affirmed the Group's financial strength rating of "A-" and assigned a positive outlook. In addition, A.M. Best Company assigned an initial rating of "bbb" to Ohio Casualty Corporation's convertible notes.

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

ITEM 4. Controls and Procedures

	(a) The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

	(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II

ITEM 1. Legal Proceedings -

	There are no material pending legal proceedings against the Corporation or its subsidiaries other than litigation arising in connection with settlement of insurance claims as described on page 11 in the Corporation's 2002 Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

	At the annual meeting on April 16, 2003, shareholders voted on board of director seats.

	Elected for terms expiring in 2006 included:
	  William P. Boardman  For  54,549,812;  Withheld    597,127
	  Jack E. Brown        For  54,542,196;  Withheld    604,743
	  Robert A. Oakley     For  54,581,892;  Withheld    565,047
	  Jan H. Suwinski      For  53,595,544;  Withheld  1,551,395

	The other directors whose term of office continued after the meeting were: Terrence J. Baehr, Dan R. Carmichael, Catherine E. Dolan, Philip G. Heasley, Stephen S, Marcum, Ralph S. Michael III and Stanley N. Pontius.

	At the annual meeting on April 16, 2003, shareholders approved an amendment to the Company's Code of Regulations to change requirements for meetings of shareholders and directors. The amendment was approved with a final vote of:
	  For  45,048,938;  Against  9,811,917;  Abstain  286,084

	At the annual meeting on April 16, 2003, shareholders approved an amendment to the Company's Code of Regulations to eliminate the requirement that directors be holders of at least 100 shares. The amendment was approved with a final vote of:
	  For  53,493,838;  Against  1,392,971;  Abstain  260,130

	At the annual meeting on April 16, 2003, shareholders approved an amendment to the Company's Code of Regulations to make changes to the stated duties and responsibilities of the Company's officers. The amendment was approved with a final vote of:
	  For  53,196,749;  Against  1,375,579;  Abstain  574,611

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K -

    I.  Reports on Form 8-K:

	The Corporation filed a Form 8-K on February 5, 2003 to report under Items 5 and 7, the filing of a press release announcing the Corporation's fourth quarter 2002 results; and a press release announcing that Howard L. Sloneker III would not seek re-election as a member of the Board of Directors of Ohio Casualty Corporation. Exhibits to the Form 8-K consisted of the press releases dated February 5, 2003.

    II. Exhibits:

	  3 Code of Regulations of Ohio Casualty Corporation, as approved by the shareholders at the annual meeting on April 16, 2003

	  10     The Ohio Casualty Insurance Company 2003 Officer Annual
		 Incentive Program

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

					   OHIO CASUALTY CORPORATION
				       --------------------------------
						  (Registrant)









May 13, 2003                           /s/ Donald F. McKee
				       ---------------------------------
				       Donald F. McKee, Executive Vice
				       President and Chief Financial Officer
				       (on behalf of Registrant and as
				       Principal Accounting Officer)

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


Date:  May 13, 2003                         /s/Dan R. Carmichael
					    -------------------------------
					    Dan R. Carmichael
					    President and Chief Executive
					    Officer

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


Date:  May 13, 2003                          /s/ Donald F. McKee
					     -----------------------------
					     Donald F. McKee
					     Executive Vice President and
					     Chief Financial Officer