Form 10-Q
period 2003-06-30
OHIO CASUALTY CORP
filed 2003-08-12
CIK 73952

==============================================================================
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2003.
			   -------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                 to
				     --------------    -------------


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

					  Yes    X           No

    The aggregate market value as of August 1, 2003 of the voting stock held by non-affiliates of the registrant was $807,152,615.

    On August 1, 2003, there were 60,888,913 shares outstanding.




				Page 1 of 26
==============================================================================

				    INDEX


								      Page
								      ----
PART I
    Item 1.  Financial Statements                                       2

    Item 2.  Management's Discussion and Analysis of Financial
	     Condition and Results of Operations                       13

    Item 3.  Quantitative and Qualitative Disclosures about
	     Market Risk                                               25

    Item 4.  Controls and Procedures                                   25


PART II
    Item 1.   Legal Proceedings                                         25

    Item 2.   Changes in Securities and Use of Proceeds                 25

    Item 3.   Defaults Upon Senior Securities                           25

    Item 4.   Submission of Matters to a Vote of Security Holders       25

    Item 5.   Other Information                                         25

    Item 6.   Exhibits and reports on Form 8-K                          25

Signature                                                               26

Exhibit 31.1  Certification of Chief Executive Officer of Ohio
	      Casualty Corporation in accordance with Section 302
	      of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification of Chief Financial Officer of Ohio
	      Casualty Corporation in accordance with Section 302
	      of the Sarbanes-Oxley Act of 2002

Exhibit 32.1  Certification of Chief Executive Officer of Ohio
	      Casualty Corporation in accordance with Section 906
	      of the Sarbanes-Oxley Act of 2002

Exhibit 32.2  Certification of Chief Financial Officer of Ohio
	      Casualty Corporation in accordance with Section 906
	      of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.   FINANCIAL STATEMENTS

		    Ohio Casualty Corporation & Subsidiaries
			   CONSOLIDATED BALANCE SHEETS


(Dollars in millions, except share                     June 30,      December 31,
data) (Unaudited)                                        2003            2002
---------------------------------------------------------------------------------
Assets
Investments:
  Fixed maturities:
    Available for sale, at fair value
      (amortized cost: $2,678.3 and $2,967.5)         $2,911.4        $3,139.8
    Held-to-maturity, at amortized cost
      (fair value: $378.3)                               372.6               -
  Equity securities, at fair value
    (cost:  $84.1 and $92.6)                             307.7           312.5
  Short-term investments, at fair value                   21.2            49.8
--------------------------------------------------------------------------------
	Total investments                              3,612.9         3,502.1
Cash                                                      19.7            12.4
Premiums and other receivables, net of
  allowance for bad debts of $5.0 and $4.3,
  respectively                                           359.0           324.7
Deferred policy acquisition costs                        179.5           181.3
Property and equipment, net of accumulated
  depreciation of $147.5 and $145.9, respectively         93.2            97.8
Reinsurance recoverable                                  486.4           419.9
Agent relationships, net of accumulated amortization
  of $35.8 and $34.1, respectively                       148.9           161.3
Interest and dividends due or accrued                     43.3            46.0
Deferred income taxes                                        -             2.4
Other assets                                              62.6            31.1
--------------------------------------------------------------------------------
       Total assets                                   $5,005.5        $4,779.0
================================================================================

Liabilities
Insurance reserves:
   Losses                                             $2,046.5        $1,978.8
   Loss adjustment expenses                              466.0           454.9
   Unearned premiums                                     706.8           668.7
Debt                                                     198.2           198.3
Deferred income taxes                                     30.0               -
Other liabilities                                        416.7           419.6
--------------------------------------------------------------------------------
       Total liabilities                               3,864.2         3,720.3

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000,000
   Issued shares:  72,418,344; 72,418,344                  9.0             9.0
Common stock purchase warrants                            21.1            21.1
Accumulated other comprehensive income                   296.1           246.2
Retained earnings                                        967.5           936.7
Treasury stock, at cost:
   (Shares:  11,546,981; 11,692,976)                    (152.4)         (154.3)
--------------------------------------------------------------------------------
       Total shareholders' equity                      1,141.3         1,058.7
--------------------------------------------------------------------------------
       Total liabilities and shareholders' equity     $5,005.5        $4,779.0
================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		     Ohio Casualty Corporation & Subsidiaries
			CONSOLIDATED STATEMENTS OF INCOME

								      Three Months
								      Ended June 30,
(Dollars in millions, except share data) (Unaudited)              2003              2002
------------------------------------------------------------------------------------------
Premiums and finance charges earned                           $  351.2          $  364.7
Investment income less expenses                                   51.4              50.7
Investment gains realized, net                                     6.8               9.5
------------------------------------------------------------------------------------------
     Total revenues                                              409.4             424.9

Losses and benefits for policyholders                            213.7             223.9
Loss adjustment expenses                                          41.4              53.6
General operating expenses                                        29.3              24.5
Amortization of agent relationships                                1.9               2.7
Write-down of agent relationships                                  5.8               2.4
Amortization of deferred policy acquisition costs                 96.7              92.9
Depreciation and amortization expense                              3.4               4.3
-----------------------------------------------------------------------------------------
     Total expenses                                              392.2             404.3
-----------------------------------------------------------------------------------------
Income before income taxes                                        17.2              20.6

Income tax  expense:
   Current                                                         2.8               4.2
   Deferred                                                        3.4               3.3
-----------------------------------------------------------------------------------------
     Total income tax  expense                                     6.2               7.5
-----------------------------------------------------------------------------------------

Net income                                                    $   11.0          $   13.1
=========================================================================================

Average shares outstanding - basic                          60,835,215        60,441,597
=========================================================================================

Earnings per share - basic:
Net income, per share                                         $   0.18          $   0.22
=========================================================================================

Average shares outstanding - diluted                        61,169,556        61,495,531
=========================================================================================

Earnings per share - diluted:
Net income, per share                                         $   0.18          $   0.21
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		     Ohio Casualty Corporation & Subsidiaries
			CONSOLIDATED STATEMENTS OF INCOME

								       Six Months
								      Ended June 30,
(Dollars in millions, except share data) (Unaudited)              2003              2002
------------------------------------------------------------------------------------------
Premiums and finance charges earned                           $  700.5          $  725.7
Investment income less expenses                                  104.6             101.6
Investment gains realized, net                                    26.1              32.3
------------------------------------------------------------------------------------------
     Total revenues                                              831.2             859.6

Losses and benefits for policyholders                            422.5             435.7
Loss adjustment expenses                                          88.8             105.0
General operating expenses                                        59.5              50.7
Amortization of agent relationships                                3.8               5.5
Write-down of agent relationships                                  8.7               7.6
Amortization of deferred policy acquisition costs                194.2             185.1
Depreciation and amortization expense                              6.7               8.3
-----------------------------------------------------------------------------------------
     Total expenses                                              784.2             797.9
-----------------------------------------------------------------------------------------
Income before income taxes                                        47.0              61.7

Income tax  expense:
   Current                                                        10.5               5.5
   Deferred                                                        5.6              16.3
-----------------------------------------------------------------------------------------
     Total income tax  expense                                    16.1              21.8
-----------------------------------------------------------------------------------------

Net income                                                    $   30.9          $   39.9
=========================================================================================

Average shares outstanding - basic                          60,782,147        60,314,333
=========================================================================================

Earnings per share - basic:
Net income, per share                                         $   0.51          $   0.66
=========================================================================================

Average shares outstanding - diluted                        61,067,946        61,287,100
=========================================================================================

Earnings per share - diluted:
Net income, per share                                         $   0.51          $   0.65
=========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

			 Ohio Casualty Corporation & Subsidiaries
				CONSOLIDATED STATEMENTS OF
				  SHAREHOLDERS' EQUITY


								      Accumulated
					 Additional      Common          other                                  Total
(Dollars in millions, except    Common     paid-in   stock purchase  comprehensive  Retained      Treasury   shareholders'
share data) (Unaudited)          Stock     capital      warrants         income     earnings       stock        equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002                  $11.8      $ 4.1         $21.1          $274.4     $1,221.4      $(452.9)     $1,079.9

Net income                                                                              39.9                       39.9
Net change in unrealized gain
   net of deferred income tax
   benefit of $15.0                                                       (27.9)                                  (27.9)
													       ---------
Comprehensive income                                                                                               12.0
Net issuance of treasury
   stock (503,668 shares)                    (0.1)                                      (0.2)         6.6           6.3
Retirement of treasury
   stock (22,000,000 shares)      (2.8)      (4.0)                                    (283.6)       290.4             -
-------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2002                    $ 9.0      $   -         $21.1          $246.5     $  977.5      $(155.9)     $1,098.2
=========================================================================================================================

Balance
January 1, 2003                  $ 9.0      $   -         $21.1          $246.2     $  936.7      $(154.3)     $1,058.7

Net income                                                                              30.9                       30.9
Net change in unrealized gain
   net of deferred income tax
   expense of $(26.8)                                                      49.9                                    49.9
													       ----------
Comprehensive income                                                                                               80.8
Net issuance of treasury
   stock (145,995 shares)                                                               (0.1)         1.9           1.8
--------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2003                    $ 9.0      $   -        $21.1           $296.1     $  967.5      $(152.4)     $1,141.3
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		     Ohio Casualty Corporation and Subsidiaries
		       CONSOLIDATED STATEMENTS OF CASH FLOWS

								     Six Months
								    Ended June 30,
(Dollars in millions) (Unaudited)                                2003           2002
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operations
      Net income                                              $  30.9        $  39.9
      Adjustments to reconcile net income to cash
      from operations:
	 Changes in:
	    Insurance reserves                                  116.9          117.3
	    Income taxes                                          2.2           25.5
	    Premiums and other receivables                      (34.3)         (28.1)
	    Deferred policy acquisition costs                     1.8           (9.1)
	    Reinsurance recoverable                             (66.5)         (70.3)
	    Other assets                                          2.1            1.2
	    Other liabilities                                   (13.5)         (32.1)
	 Amortization and write-down of agent relationships      12.4           13.1
	 Depreciation and amortization                            7.5            7.8
	 Investment gains                                       (26.1)         (32.3)
--------------------------------------------------------------------------------------
	    Net cash provided by operating activities            33.4           32.9
--------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                       (564.2)        (651.7)
      Fixed maturity, held-to-maturity                           (6.0)             -
      Equity                                                     (5.9)             -
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                        434.6          482.6
      Equity                                                     31.6           66.4
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                         49.1           27.8
      Fixed maturity, held-to-maturity                            0.8              -
      Equity                                                      6.8              -
   Property and equipment
      Purchases                                                  (3.9)         (12.2)
      Sales                                                       1.3            0.2
--------------------------------------------------------------------------------------
	 Net cash used from investing activities                (55.8)         (86.9)
--------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Debt:
      Proceeds from the issuance of convertible notes               -          201.3
      Payments                                                   (0.3)        (205.3)
      Payments of issuance costs                                    -           (7.3)
   Proceeds from exercise of stock options                        1.4            6.2
--------------------------------------------------------------------------------------
	 Net cash generated (used) in financing activities        1.1           (5.1)
--------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       (21.3)         (59.1)
Cash and cash equivalents, beginning of period                   62.2           92.3
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $  40.9        $  33.2
======================================================================================

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


NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002, the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. We recommend that you read these unaudited Consolidated Financial Statements together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE II - STOCK OPTIONS

The Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25," Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted FAS 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

				       Three months ended      Six months ended
					    June 30                June 30
($ in millions)                         2003         2002      2003        2002
-------------------------------------------------------------------------------
Net income
  As reported                          $11.0        $13.1     $30.9       $39.9
  Add:  Stock-based employee
     compensation reported in
     net income, net of related
     tax effect                            -           0.1       0.1        0.1
  Deduct:  Total stock-based employee
     compensation, net of related
     tax effects                         1.4           1.2       2.9        2.5
				       -----         -----     -----      -----
  Pro forma                            $ 9.6         $12.0     $28.1      $37.5
Basic EPS
  As reported                           $.18          $.22      $.51       $.66
  Pro Forma                             $.16          $.20      $.46       $.62
Diluted EPS
  As reported                           $.18          $.21      $.51       $.65
  Pro Forma                             $.16          $.19      $.46       $.61

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in millions, except per share data):

				       Three months ended        Six months ended
					    June 30                  June 30
($ in millions)                         2003         2002        2003        2002
---------------                         ----         ----        ----        ----
Net income                            $  11.0      $  13.1     $  30.9     $  39.9

Weighted average common
  shares outstanding - basic
  (thousands)                          60,835       60,442      60,782      60,314

Basic earnings per weighted
  average share                       $  0.18      $  0.22     $  0.51     $  0.66
==================================================================================
Weighted average common shares
   outstanding (thousands)             60,835       60,442      60,782      60,314

Effect of dilutive securities
  (thousands)                             335        1,054         286         973
----------------------------------------------------------------------------------
Weighted average common shares
  outstanding - diluted (thousands)    61,170       61,496      61,068      61,287

Diluted earnings per weighted
   average share                      $  0.18      $  0.21     $  0.51     $  0.65
==================================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial Lines, Specialty Lines, and Personal Lines. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income and premium financing.

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

			   Six Months Ended June 30
				($ in millions)


Commercial Lines Segment                      2003                2002
---------------------------------------------------------------------------
Net premiums written                        $415.1              $399.0
  % Change                                     4.0%                9.5%
Net premiums earned                          381.1               353.3
  % Change                                     7.9%               (1.7)%
Underwriting loss (before tax)               (55.6)              (40.3)
Loss ratio                                    62.3%               55.6%
Loss expense ratio                            13.1%               16.4%
Underwriting expense ratio                    36.0%               34.9%
Combined ratio                               111.4%              106.9%


Specialty Lines Segment                       2003                2002
--------------------------------------------------------------------------
Net premiums written                        $ 76.1               $84.8
  % Change                                   (10.3)%              26.5%
Net premiums earned                           79.0                68.7
  % Change                                    15.0%                6.9%
Underwriting gain (before tax)                14.1                 1.0
Loss ratio                                    22.2%               37.5%
Loss expense ratio                            15.5%                9.0%
Underwriting expense ratio                    46.1%               42.2%
Combined ratio                                83.8%               88.7%

Personal Lines Segment                        2003                2002
--------------------------------------------------------------------------
Net premiums written                        $236.9              $266.3
  % Change                                   (11.1)%             (19.2)%
Net premiums earned                          240.4               303.7
  % Change                                   (20.8)%              (9.6)%
Underwriting loss (before tax)               (20.5)              (25.9)
Loss ratio                                    69.4%               70.2%
Loss expense ratio                            11.1%               13.5%
Underwriting expense ratio                    28.4%               28.3%
Combined ratio                               108.9%              112.0%

Total Property & Casualty                     2003                2002
--------------------------------------------------------------------------
Net premiums written                        $728.1              $750.1
  % Change                                    (2.9)%              (1.4)%
Net premiums earned                          700.5               725.7
  % Change                                    (3.5)%              (4.5)%
Underwriting loss (before tax)               (62.0)              (65.2)
Loss ratio                                    60.2%               60.0%
Loss expense ratio                            12.7%               14.5%
Underwriting expense ratio                    34.6%               33.3%
Combined ratio                               107.5%              107.8%
Impact of catastrophe losses
  on combined ratio                            3.6%                1.8%


All other                                     2003                2002
--------------------------------------------------------------------------
Revenues                                     $ 2.4              $  (.2)
Expenses                                       5.9                 5.1
--------------------------------------------------------------------------
Net loss before income taxes                 $(3.5)              $(5.3)


Reconciliation of Revenues                    2003                2002
--------------------------------------------------------------------------
Net premiums earned for
  reportable segments                       $700.5              $725.8
Investment income                            102.3               101.1
Realized gains                                24.4                33.7
--------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                 827.2               860.6
Property and casualty statutory
  to GAAP adjustment                           1.6                 (.8)
--------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                      828.8               859.8
Other segment revenues (expenses)              2.4                 (.2)
--------------------------------------------------------------------------
Total revenues                              $831.2              $859.6
==========================================================================


Reconciliation of Underwriting
  loss (before tax)                           2003                2002
--------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                         $(62.0)             $(65.2)
Statutory to GAAP adjustment                  (3.3)               11.2
--------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                               (65.3)              (54.0)
Net investment income                        104.6               101.6
Realized gains                                26.1                32.3
Write-down and amortization of
  agent relationships                        (12.5)              (13.1)
Other losses                                  (5.9)               (5.1)
--------------------------------------------------------------------------
Income before income taxes                  $ 47.0              $ 61.7
==========================================================================

				      9

			  Three Months Ended June 30
				($ in millions)


Commercial Lines Segment                     2003                2002
--------------------------------------------------------------------------
Net premiums written                       $209.9              $206.2
  % Change                                    1.8%               11.1%
Net premiums earned                         191.3               179.2
  % Change                                    6.8%                1.2%
Underwriting loss (before tax)              (28.8)              (19.1)
Loss ratio                                   63.4%               57.1%
Loss expense ratio                           12.8%               14.7%
Underwriting expense ratio                   35.4%               33.8%
Combined ratio                              111.6%              105.6%


Specialty Lines Segment                      2003                2002
--------------------------------------------------------------------------
Net premiums written                        $43.2               $45.3
  % Change                                   (4.6)%              22.6%
Net premiums earned                          40.6                38.7
  % Change                                    4.9%               16.9%
Underwriting gain (before tax)                8.7                   -
Loss ratio                                   20.6%               38.3%
Loss expense ratio                           13.3%               12.1%
Underwriting expense ratio                   42.1%               42.3%
Combined ratio                               76.0%               92.7%


Personal Lines Segment                       2003                2002
--------------------------------------------------------------------------
Net premiums written                       $122.8              $123.7
  % Change                                    (.7)%             (25.8)%
Net premiums earned                         119.3               146.8
  % Change                                  (18.7)%             (11.6)%
Underwriting loss (before tax)              (10.1)              (18.4)
Loss ratio                                   70.5%               72.8%
Loss expense ratio                            9.6%               15.3%
Underwriting expense ratio                   27.6%               29.0%
Combined ratio                              107.7%              117.1%


Total Property & Casualty                    2003                2002
--------------------------------------------------------------------------
Net premiums written                       $375.9              $375.2
  % Change                                     .2%               (3.6)%
Net premiums earned                         351.2               364.7
  % Change                                   (3.7)%              (3.1)%
Underwriting loss (before tax)              (30.2)              (37.5)
Loss ratio                                   60.8%               61.4%
Loss expense ratio                           11.8%               14.7%
Underwriting expense ratio                   33.6%               33.2%
Combined ratio                              106.2%              109.3%
Impact of catastrophe losses
  on combined ratio                           4.0%                2.8%


All other                                    2003                2002
--------------------------------------------------------------------------
Revenues                                   $   .6              $   .2
Expenses                                      3.0                 2.8
--------------------------------------------------------------------------
Net loss before income taxes                $(2.4)              $(2.6)

Reconciliation of Revenues                   2003                2002
-------------------------------------------------------------------------
Net premiums earned for
  reportable segments                      $351.2              $364.7
Investment income                            50.8                50.4
Realized gains                                8.0                11.2
--------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)                410.0               426.3
Property and casualty statutory
  to GAAP adjustment                         (1.2)               (1.7)
--------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                     408.8               424.6
Other segment revenues                         .6                  .3
--------------------------------------------------------------------------
Total revenues                             $409.4              $424.9


Reconciliation of Underwriting
  loss  (before tax)                         2003                2002
--------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                        $(30.2)             $(37.5)
Statutory to GAAP adjustment                  (.1)                5.8
--------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                              (30.3)              (31.7)
Net investment income                        51.4                50.7
Realized gains                                6.8                 9.5
Write-down and amortization of
  agent relationships                        (7.7)               (5.1)
Other losses                                 (3.0)               (2.8)
--------------------------------------------------------------------------
Income before income taxes                 $ 17.2              $ 20.6
==========================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Periodically, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. In the second quarter of 2003, the Corporation wrote off the agent relationships asset by $5.8 million for agency cancellations and impairment. The second quarter 2002 included a write-down of $2.4 million to the agent relationships asset for agency cancellations and impairment. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 21 years. Amortization expense for the periods 2003 through 2007 is expected to approximate $8.0 million before tax per year.

Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $50.7 million and $5.1 million at June 30, 2003, and $50.3 million and $3.7 million at December 31, 2002, respectively.

NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance and terminate an outstanding credit facility. The issuance and related costs are amortized over the life of the bonds and are recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, and began September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of June 30, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares in the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):

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

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 million in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 million annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. The credit agreement will expire on March 15, 2005. Additionally, financial covenants and other customary provisions, as defined in the agreement, exist. The outstanding loan amount of the revolving line of credit was zero at June 30, 2003.

During 1999, the Corporation signed a $6.5 million low interest loan with the state of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of June 30, 2003, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $0.6 million and expires in November 2009. The remaining balance at June 30, 2003 was $4.2 million.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ), a Group member, entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, OCNJ agreed to pay Proformance $40.6 million to assume its renewal obligations. Payments were made over the course of twelve months beginning in early 2002 with final payment made during the first quarter of 2003. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the next three years. If this criteria is not met, OCNJ will have a contingent liability of up to $15.6 million to be paid to Proformance to maintain this premiums-to-surplus ratio. As of June 30, 2003, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable the liability will be incurred and, therefore, has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.

In the normal course of business, the Corporation and its subsidiaries are involved in lawsuits related to their operations. In each of the matters, the Corporation believes the ultimate resolution of such litigation will not result in any material adverse impact to operations or financial condition of the Corporation.

NOTE IX - INVESTMENTS
During the first quarter of 2003, the Corporation and the Group transferred $368.8 million of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so.

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51 which states certain criteria for use in consolidating another entity. The Corporation has evaluated Interpretation No. 46 and does not believe it will have a material impact on the financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The Corporation has evaluated FAS 150 and does not believe it will have a material impact on the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $30.9 million, or $0.51 per share for the six months ending June 30, 2003, compared with net income of $39.9 million, or $0.65 per share in the same period of 2002. For the second quarter of 2003, the net income was $11.0 million, or $0.18 per share, compared with net income of $13.1 million, or $0.21 per share in the same quarter of 2002.

Investment Results

Year-to-date 2003 consolidated before-tax investment income was $104.6 million increasing from $101.6 million for the same period last year. The investment income effective tax rate for the first six months of 2003 and 2002 was 33.4%. Second quarter consolidated before-tax investment income was $51.4 million, compared with $50.7 million for the same period last year.
The investment income effective tax rate for the second quarter of 2003 was 33.7%, compared with 33.9% in the second quarter of 2002.

Year-to-date 2003 consolidated before-tax realized gains were $26.1 million, compared with $32.3 million for the same period in 2002. For the second quarter 2003, consolidated before-tax realized gains were $6.8 million compared with $9.5 million for the second quarter of 2002. During 2002 and first quarter of 2003, the Corporation and the Group continued to reduce equity holdings in favor of investment grade fixed maturity investments in order to reduce the effect on statutory surplus of future stock market volatility. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Management uses the non-GAAP financial measure of net income before realized gains and losses to further evaluate current operating performance. Net income before realized gains and losses is reconciled to net income in the table below:

					Three months ended      Six months ended
					     June 30                 June 30
($ in millions)                          2003        2002       2003        2002
---------------                          ----        ----       ----        ----
Net income before realized gains
  losses                                $ 6.6       $ 6.9      $13.9       $18.9
After-tax realized gains and losses       4.4         6.2       17.0        21.0
					-----       -----      -----       -----
Net income                              $11.0       $13.1      $30.9       $39.9

For the second quarter 2003, consolidated after-tax realized gains positively impacted net income by $4.4 million compared with $6.2 million for the second quarter of 2002. The Corporation and the Group did not realize a material loss on any securities sold during the second quarter of 2003. During the second quarter of 2002, the Corporation and the Group recognized $4.3 million in realized losses on the sale of securities in the communication industry. These losses are attributable to the sale of Worldcom and Adelphia fixed maturity securities.

In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so. At June 30, 2003, the amortized cost of the held to maturity portfolio was $372.6 million.

Invested assets are a majority of the assets of the Corporation and the Group. Consequently, accounting policies related to investments are critical. See further discussion of investment accounting policies in the "Critical Accounting Policies" section on page 37 of the Corporation's 2002 Form 10-K. The Corporation and the Group continually evaluate all of their investments based on current economic conditions, credit loss experience and other developments. The Corporation and the Group evaluate the difference between the cost/amortized cost and estimated fair value of their investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Corporation and the Group. The amount of impairment charge before tax was $2.5 million in the second quarter of 2003, compared to $6.8 million in the second quarter of 2002, and $8.1 million and $11.5 million for year to date 2003 and 2002, respectively.

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

The following table summarizes, for all available-for-sale securities, the total gross unrealized losses, not including gross unrealized gains, by investment category as of June 30, 2003 and December 31, 2002:

($ in millions)                 June 30, 2003       Dec 31, 2002
-----------------------------------------------------------------
Fixed maturities                   $(15.2)             $(32.7)
Equities                             (2.7)              (10.2)
-----------------------------------------------------------------
   Total unrealized loss           $(17.9)             $(42.9)

As part of the evaluation of the entire $17.9 million aggregate unrealized loss on the investment portfolio, management performed a more intensive review of those securities which had a relatively high degree of unrealized loss, which is the difference between cost/amortized cost and estimated fair value. At June 30, 2003, 8 securities with an aggregate unrealized loss of $4.9 million were determined to be in this category. Management concluded that all of these securities were suffering temporary declines in fair value. Of this unrealized loss amount, $2.2 million represented unrealized losses in the securities of Delta Airlines, Inc. All securities are monitored by portfolio managers who consider many factors such as a company's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss recognized in the consolidated statements of income.

For all available-for-sale securities in an unrealized loss position, the following table summarizes the length of time the securities have continuously been in an unrealized loss position at June 30, 2003:

			     Amortized          Fair      Unrealized
($ in millions)                   Cost         Value            Loss
--------------------------------------------------------------------
Fixed maturities
   0-6 months                   $135.5        $130.6          $  4.9
   7-12 months                    46.3          41.2             5.1
   Greater than 12 months         61.9          56.7             5.2
---------------------------------------------------------------------
      Total                     $243.7        $228.5           $15.2

						Fair      Unrealized
($ in millions)                   Cost         Value            Loss
---------------------------------------------------------------------
Equity
   0-6 months                   $  4.1        $  3.7          $   .4
   7-12 months                    13.3          12.1             1.2
   Greater than 12 months         11.8          10.7             1.1
---------------------------------------------------------------------
      Total                     $ 29.2        $ 26.5          $  2.7

Of the securities in an unrealized loss position as of June 30, 2003, the only material concentration by industry segment was in the airline industry. The amount of unrealized loss in this industry as of June 30, 2003, was $3.1 million.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities in an unrealized loss position at June 30, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			       Amortized        Estimated      Unrealized
($ in millions)                     Cost       Fair Value            Loss
--------------------------------------------------------------------------
Due in one year or less           $  4.0           $  3.9          $   .1
Due after one year through
   five years                       16.9             14.2             2.7
Due after five years through
   ten years                        67.3             61.4             5.9
Due after ten years                155.5            149.0             6.5
--------------------------------------------------------------------------
      Total                       $243.7           $228.5          $ 15.2

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company in 1998. Generally Accepted Accounting Principles
(GAAP) require the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the second quarter of 2003, the agent relationship impairment was $5.8 million, compared to second quarter 2002 impairment of $2.4 million. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining current asset book value of $148.9 million. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions.

Statutory Results

Management uses statutory financial criteria to analyze the Group's property and casualty results and insurance industry regulators require the Group to report statutory financial measures. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio. All references to combined ratio or its components in the MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15 pages 67 and 68 of the Corporation's Form 10-K for the year ended December 31, 2002.

At June 30, 2003 and 2002, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $782.7 million and $763.2 million, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of June 30, 2003 was 1.8 to 1 compared to 1.9 to 1 at June 30, 2002.

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

The table below summarizes the increase (decrease) in property and casualty premium results on a gross and net basis compared with same period prior year results:

			   2003 increase (decrease) from 2002 ($ in millions)
			  Gross Premiums Written          Net Premiums Written
			    Second        Year             Second       Year
			    Quarter      To Date           Quarter     To Date
			    -------      -------           -------     -------
Operating Segment
-----------------
Commercial Lines            $  4.3        $ 17.5            $ 3.7       $ 16.1
Specialty Lines               11.3          17.8             (2.2)        (8.7)
Personal Lines                (1.5)        (31.7)             (.8)       (29.4)
			    -------       -------           ------      -------
All Lines                   $ 14.1        $  3.6            $  .7       $(22.0)

For the six months ended June 30, 2003, net premiums written declined 2.9% due to agency cancellations and withdrawals from certain states, more than offsetting premium growth in active states. Personal Lines net premiums written declined .7% from the second quarter 2002 and 11.1% from six months ended 2002. The quarter over quarter decrease is the result of management decisions to cancel certain agents and withdraw from other selected markets. These withdrawal decisions impacted Personal Lines premiums by approximately $10.0 million in the second quarter 2003. The Commercial Lines increase was driven by renewal price increases and new business production offset in part by the Group's restriction and non-renewal of certain classes of business as well as by increased competition. Commercial Lines renewal price increases averaged 10.9% in the second quarter 2003 compared to 14.5% in the second quarter 2002. For the first six months, average prices increased 11.5% and 15.5% in 2003 and 2002, respectively. Increased reinsurance costs on commercial umbrella business drove the decline in net premiums written for Specialty Lines. Specialty Lines premiums on a gross basis, before reinsurance, increased 19.1% over second quarter 2002 and increased 16.1% over the six months ended June 2002. Commercial umbrella, the largest Specialty Lines product, recognized a 22.4% average renewal price increase for the second quarter 2003, compared to 41.7% in the same period in 2002. Average renewal price increases were 22.7% for the six months ended June 30, 2003, compared to 44.1% in the same period of 2002. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

All Lines Discussion

The combined ratio for the second quarter was 106.2%, a decrease of 3.1 points from the second quarter 2002 combined ratio of 109.3%. The combined ratio was 107.5% compared to 107.8% for the six months ended June 30, 2003 and 2002, respectively. Catastrophe losses negatively impacted the second quarter 2003 combined ratio by 1.2 points more than the second quarter 2002 ratio. New Jersey personal auto results positively impacted the second quarter All Lines combined ratio by .3 points and for the first six months negatively impacted the ratio by .6 points. New Jersey personal auto results negatively impacted the All Lines combined ratio by 3.8 points in the second quarter 2002 and 2.5 points for the full year 2002. Commercial auto had a combined ratio for the quarter of 101.7%, a 4.8 point improvement over the same period last year, despite the negative effects of an increase in large losses. The underwriting expense ratio increased .4 points as explained later in this MD&A.

The loss adjustment expense ratio for the second quarter of 2003 was 11.8%. The ratio was 2.9 points lower than the second quarter 2002 loss adjustment expense ratio of 14.7%. The year-to-date loss adjustment expense ratio was 12.7% for 2003 compared to 14.5% for 2002. The decrease was primarily the result of efforts to more effectively manage claims legal expenses. During the first quarter of 2003, the Group announced a reorganization of its claims operations, including a reduction in staff, which was effective in March 2003. The reduction will result in a net savings of approximately $1.8 million in 2003, after a first quarter 2003 charge of approximately $1.0 million for severance pay and other related expenses.

The second quarter catastrophe losses were $13.9 million and accounted for
4.0 points on the combined ratio. This compares with $10.3 million and a 2.8 point catastrophe impact on the combined ratio for the same period in 2002. The year-to-date catastrophe losses were $25.0 million and accounted for 3.6 points on the statutory combined ratio. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. Severe weather patterns can have a material adverse impact on the Corporation's results. During the second quarter of 2003, there were 4 catastrophes with the largest catastrophe generating $9.4 million in incurred losses as compared with 8 catastrophes in the second quarter of 2002 with the largest catastrophe generating $6.1 million in incurred losses. For additional disclosure of catastrophe losses, refer to Item 15, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on page 65 of the Corporation's 2002 Form 10-K.

The loss and loss adjustment expense (LAE) ratios, which measure losses and LAE as a percentage of net earned premiums, were negatively impacted by .5 points in the second quarter of 2003 by adjustments to estimated losses related to prior years' business. In the second quarter 2002, the negative impact was 2.5 points. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. In total, this increase in provisions for prior accident years' losses and LAE recognized during the second quarter of 2003 was $1.8 million before tax compared to $9.1 million in the second quarter of 2002.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

						 Three Months           Six Months
						Ended June 30          Ended June 30
($ in millions)                                2003       2002        2003       2002
---------------                                ----       ----        ----       ----
Statutory net liabilities, beginning
  of period                                  $2,095.8   $1,985.0    $2,078.7   $1,982.0
Increase in provision for prior
  accident year claims                           $1.8       $9.1        $4.5      $13.0
Increase in provision for prior accident
  year claims as % of premiums earned             0.5%       2.5%        0.6%       1.8%

The second quarter 2003 underwriting expense ratio, which measures underwriting expenses as a percentage of net written premiums, was 33.6% or ..4 points higher than 33.2% for the second quarter of 2002 and 1.3 points lower than the full year 2002 ratio of 34.9%. Management's focus on personnel related expenses decreased the ratio by .9 points compared to second quarter 2002. The total underwriting expense ratio increased in the current quarter due to higher expenses related to investment in technology, and increased sales related expenses. Total sales related expenses were near normal levels in the second quarter 2003, but the premium related taxes and assessments component was low in the second quarter of 2002 due to unusually low tax assessment expenses.

The Group's internally developed software for policy administration and rating, known as P.A.R.I.S.sm, is expected to be rolled out for all Commercial Lines products by the end of 2003. Information systems personnel costs were incurred during the second quarter 2003 to maintain the software and were expensed as incurred. During the second quarter of 2002, similar costs were capitalized as the software was in the application development phase. This shift from development to maintenance caused the majority of the increase in software expenses. This higher expense plus amortization of expenses capitalized in prior years totaled $2.9 million. This increase in expenses related to investment in technology increased the second quarter 2003 underwriting expense ratio by .8 points over the second quarter 2002.

The table below summarizes the variance between the second quarter 2002 and the second quarter 2003 expense ratio:

							      Variance from
							      Second Qtr 2002
							      ---------------
Underwriting expense ratio - second quarter 2002                   33.2%
Additional expenses related to investment in technology              .8%
Change in sales related expenses                                     .5%
Change in personnel related expenses                                (.9)%
								   -----
Underwriting expense ratio - second quarter 2003                   33.6%

The employee count continues to decline. As of June 30, 2003, the employee count was approximately 2,800, compared with 3,127 at June 30, 2002 and approximately 3,000 at December 31, 2002.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial Lines, Specialty Lines and Personal Lines.

Commercial Lines Segment

Commercial Lines combined ratio for the second quarter of 2003 increased 6.0 points to 111.6% from 105.6% in the second quarter of 2002. The year-to-date combined ratio was 111.4% compared with 106.9% for 2002. The increase in the 2003 combined ratio was due to a higher frequency of catastrophes and other large property losses. The second quarter 2003 Commercial Lines loss ratio of 63.4% increased 6.3 points from the loss ratio of 57.1% in the second quarter of 2002. The Commercial Lines average renewal price increases for direct premiums written was 10.9% in the current quarter compared to 14.5% in the second quarter of 2002.

The commercial multi-peril combined ratio increased in the second quarter of 2003 to 112.6%, from 88.9% in the same period of 2002. In the first half of 2003, the combined ratio for commercial multi-peril was 106.9%, up 16.5 points from 90.4% in 2002. Catastrophe losses for the first half of the year were 5.7 points above last year's level. This line of business was also impacted by additional large non-catastrophe losses in the first half of the year as well as adverse development on prior accident years. The 2003 accident year combined ratio for commercial multi-peril was 105.2%, 1.7 points lower than the calendar year results.

The general liability combined ratio increased in the second quarter of 2003 to 128.8%, from 118.5% in the same period of 2002. In the first half of 2003, the combined ratio for general liability was 127.0%, down 4.1 points from 131.1% in 2002. This line of business was impacted in 2003 and 2002 by additions to construction defect related reserves and increased estimates of legal costs on claims from prior years. Construction defect claims filed under general liability insurance policies involve allegations of defective work on construction projects, such as condominiums, apartment complexes, housing developments and office buildings. These claims usually involve multiple parties and carriers. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is uncertainty as to the ultimate liability. The 2003 accident year combined ratio for general liability was 115.7%, 11.3 points lower than the calendar year results.

Workers' compensation combined ratio for the second quarter of 2003 was 113.3%, compared with 130.1% during the same period last year. The year-to-date 2003 combined ratio was 124.1% compared to 130.7% in 2002. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers' Compensation Pool contributed to the unfavorable results in both 2003 and 2002. The impact of the National Workers' Compensation residual market pool added 8.3 points to the workers' compensation combined ratio for six months ended June 30, 2003 and added 4.9 points in the same period of 2002.

Specialty Lines Segment

Specialty Lines combined ratio for the second quarter of 2003 was 76.0%, compared with 92.7% in the same period of 2002. The combined ratio for the first six months was 83.8% compared to 88.7% in 2002. The Specialty Lines combined ratio decreased 16.7 points in the second quarter 2003 compared to the same period last year due to favorable development of prior accident year losses. Renewal price increases in the umbrella line of business averaged 22.4% in the second quarter of 2003, compared with 41.7% for the same quarter in 2002. Net premiums written for the second quarter 2003 for Specialty Lines were $43.2 million, compared to $45.3 million in the same period of 2002. Increased reinsurance costs on commercial umbrella business drove the decline in net premiums written as Specialty Lines premiums before reinsurance increased 19.1% in the second quarter of 2003 compared to the same period in 2002. The inclusion of ceding commissions in 2003 and increased reinsurance rates caused the higher reinsurance costs. The 2002 commercial umbrella reinsurance contract did not include the ceding commission feature.

Personal Lines Segment

The Personal Lines combined ratio decreased to 107.7% in the second quarter of 2003 from 117.1% in the second quarter of 2002. The year-to-date 2003 combined ratio was 108.9% compared to 112.0% in 2002. The second quarter's improvement was primarily related to the withdrawal from New Jersey private passenger auto which added 8.5 points to last year's second quarter Personal Lines combined ratio compared to a .9 point favorable impact in the second quarter of 2003.

The combined ratio for homeowners decreased to 113.0% from 119.5% in the second quarter 2002. The decrease in the homeowners combined ratio resulted from a restructuring of homeowner deductible programs as well as recently implemented rate increases and insurance scoring. Catastrophe losses added
17.9 points to the second quarter of 2003 homeowners combined ratio compared to 14.3 points for the second quarter 2002, and 13.5 points to the June 2003 year-to-date homeowners combined ratio, compared to 11.3 points in the same period in 2002.

Private passenger auto recorded a 2003 second quarter combined ratio of 108.9% decreasing from 117.1% in the second quarter of 2002. The second quarter's improvement was primarily related to the withdrawal from New Jersey private passenger auto markets which adversely impacted second quarter 2002 by 13.1 points compared to favorable impact of 1.4 points in the second quarter of 2003. The second quarter included 7.2 points of adverse development on prior accident years for states other than New Jersey. The year-to-date 2003 private passenger auto combined ratio decreased 3.1 points to 108.5% from 111.6% in the same period in 2002. The product line's results continue to benefit from the implementation of insurance scoring, elimination of unprofitable business, the withdrawal from the New Jersey market and targeted underwriting. The accident year combined ratio for personal auto other than New Jersey decreased 3.6 points year to date compared to the same period last year.

The following table presents combined ratios for both calendar year and accident year 2003 and 2002 as of June 30, 2003:


Statutory Combined Ratios
				    Calendar Year   Accident Year
				     Year to Date    Year to Date     Calendar      Accident
(By operating segment, including        June 30,        June 30,        Year          Year
selected major product lines)            2003           2003(a)         2002         2002(a)
---------------------------------------------------------------------------------------------
Commercial Lines Segment                111.4%          108.7%         115.1%        102.6%
   Workers' compensation                124.1%          119.7%         129.2%        119.3%
   Commercial auto                      103.8%          104.2%         110.2%         99.9%
   General liability                    127.0%          115.7%         171.3%        113.6%
   CMP, fire & inland marine            106.9%          105.2%          95.8%         93.5%

Specialty Lines Segment                  83.8%           96.8%          94.0%         92.2%
   Commercial umbrella                   91.8%          100.7%          97.7%         98.4%
   Fidelity & surety                     60.4%           82.7%          81.7%         74.6%

Personal Lines Segment                  108.9%          107.1%         114.1%        111.0%
   New Jersey personal auto             274.1%          211.9%         154.8%        138.4%
   Other personal lines                 107.2%          105.8%         107.9%        106.9%
   Other personal auto                  105.6%          102.8%         107.1%        106.4%
   Homeowners                           113.6%          116.7%         110.3%        111.1%
---------------------------------------------------------------------------------------------
      Total All Lines                   107.5%          106.9%         112.8%        105.1%
=============================================================================================

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is June 30, 2003. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At June 30, 2003, the available-for-sale fixed maturity portfolio of the Corporation and the Group had a market value of $2.9 billion, which consisted of 96.6% investment grade securities. The available-for-sale fixed maturity portfolio includes non-investment grade securities and non-rated securities that had a fair value of $98.6 million and comprised 3.4% of the available-for-sale fixed maturity portfolio. This compares to a fair value of $105.3 million at December 31, 2002. These securities comprised 3.4% of the available-for-sale fixed maturity portfolio at December 31, 2002. The held-to-maturity fixed maturity portfolio of the Corporation and the Group is accounted for at amortized cost, which was $372.6 million at June 30, 2003 and consists entirely of investment grade securities.

The Corporation and the Group classify securities as investment grade or non-investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the Corporation and the Group base the classification on other rating agencies, including the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $30.7 million at June 30, 2003 and $45.8 million at December 31, 2002.

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

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at June 30, 2003 and December 31, 2002:

				 Amortized       Fair      Unrealized
(in millions)                         Cost      Value            Loss
----------------------------------------------------------------------
June 30, 2003                        $56.8      $49.9           $ 6.9
December 31, 2002                    $73.0      $60.9           $12.1

The investment portfolio of the Corporation and the Group include non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to give the most accurate price. The carrying value of this portfolio at June 30, 2003 was $311.8 million compared to $319.4 million at December 31, 2002.

The consolidated fixed maturity portfolio of the Corporation and the Group has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4 years as of June 30, 2003. The Corporation and the Group always remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At June 30, 2003, the Corporation and the Group's equity portfolios were 8.5%, or $307.7 million, of the total investment portfolio. The Corporation and the Group mark the value of their equity portfolios to fair market value on their balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2003, the equity portfolio consisted of stocks in 46 separate entities in 36 different industries. As of June 30, 2003, 32.5% of the Corporation's equity portfolio was invested in five companies and the largest single position was 9.0% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2002.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and loss adjustment expenses. The accounting policies related to the loss and loss adjustment expense reserves are considered critical. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Actual losses and loss adjustment expenses may change with further developments. These reserves amounted to $2.5 billion at June 30, 2003 and $2.4 billion at December 31, 2002. As of June 30, 2003, the reserves by operating segment were as follows: $1.6 billion in Commercial Lines, $.4 billion in Specialty Lines and $.5 billion in Personal Lines.

Results for the three months and six months periods of 2003 and 2002 were impacted by losses and loss adjustment expenses for prior accident years as shown in the table below:

				    Three Months         Six Months
				       Ended                Ended
				      June 30              June 30          Year
				    2003     2002       2003     2002       2002
				    ----     ----       ----     ----       ----
Prior Accident Year Loss & LAE
by Segment (in millions)
------------------------------
Commercial Lines                   $ 7.6    $ 8.4     $ 10.4    $14.2      $73.9
Specialty Lines                     (6.3)    (2.9)     (10.2)    (7.1)      (2.2)
Personal Lines                       0.5      3.6        4.3      5.9       12.7
				   ------   ------    -------   ------     ------
   Total All Lines Accident
    Year Development               $ 1.8    $ 9.1     $  4.5    $13.0      $84.4


Prior Accident Year Loss & LAE
(in millions)
------------------------------
Accident Year 2002                $ (5.5)             $(26.2)
Accident Year 2001                  (1.6)  $(14.5)       7.3   $(34.9)    $(15.8)
Accident Year 2000 and Prior         8.9     23.6       23.4     47.9      100.2
				  -------  -------    -------  -------    -------
   Total Accident Year
    Development                    $ 1.8   $  9.1     $  4.5   $ 13.0     $ 84.4

For the Commercial Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during the first half of 2003 were concentrated in the commercial multiple peril and general liability product lines. Comparable Commercial Lines amounts for the first half of 2002 were concentrated in the workers' compensation and general liability product lines.

For the Specialty Lines operating segment, the reduction in losses and loss adjustment expenses for prior accident years recorded during the first half of 2003 and 2002 occurred in the bond and commercial umbrella product lines.

For the Personal Lines operating segment the losses and loss adjustment expenses for prior accident years recorded during the first half of 2003 and 2002 were concentrated in the private passenger auto product line.

The losses and loss adjustment expenses on prior accident years totaling $1.8 million for the second quarter 2003 reflect an update to estimates for reserves based on new information during the second quarter of 2003, resulting in recognition during 2003. Each quarter a thorough loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims. As more information becomes available and claims are settled in subsequent periods, the estimated liabilities are adjusted upward or downward.

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

Cash Flow

Net cash generated by operations was $33.4 million for the first six months of the year compared with $32.9 million for the same period in 2002. Net cash used in investing was $55.8 million in 2003 compared with $86.9 million during the first six months of 2002. Current operational liquidity needs of the Group are expected to be met by scheduled maturities of investments, dividend payments, interest payments and cash balances. Cash provided by financing operations was $1.1 million in the first six months of 2003 compared with cash used of $5.1 million in the first six months of 2002. The 2002 cash used included the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Debt

As of June 30, 2003, the Corporation had $205.5 million of principal outstanding on debt, including a $4.2 million low interest loan with the state of Ohio. During the year 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 that generated net proceeds of $194.0 million. The issuance and related costs are amortized over the life of the notes and are recorded as related fees. The liability for debt is reported on the balance sheet net of the unamortized fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the price per share of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. If all outstanding notes were converted, the total outstanding common shares would increase by 8.9 million shares. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of June 30, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):

During the twelve                           Redemption
months commencing                             Price
-----------------                           ----------
March 23, 2005                                 102%
March 19, 2006                                 101%
March 19, 2007 until maturity of the notes     100%

The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, if a change in control of the Corporation occurs anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount plus accrued interest.

On July 31, 2002, the Corporation also entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit agreement also includes a minimum statutory surplus requirement for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. Additionally, other covenants and customary provisions are included in the agreement. The credit agreement expires on March 15, 2005. The Corporation has not drawn on the revolver as of June 30, 2003.

As of June 30, 2003, the Corporation had cash and marketable fixed maturity investments totaling $45.5 million available for operating expenses, debt service and other purposes. In addition to its investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity.

Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies . Dividend payments to the Corporation from the Company are limited to approximately $112.5 million during 2003 without prior approval of the Ohio Insurance Department based on 100% of the Company's net income for the year ended December 31, 2002. Additional restrictions may result from the minimum surplus requirements contained in the credit agreement.

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

On March 13, 2002, Moody's Investor Services assigned its "Baa2" rating to the Corporation's convertible notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the Corporation's convertible notes. On June 16, 2003, Moody's Investor Services (Moody's) affirmed its "Baa3" rating on the convertible notes and affirmed the "A3" insurance financial strength ratings on the Group's intercompany pool. Moody's also placed a stable outlook on its rating. In addition, Moody's also assigned prospective ratings to the $500 million universal shelf registration filed on May 8, 2003. The prospective ratings for senior unsecured debt, subordinate debt and preferred stock were "Baa3", "Ba1" and "Ba2", respectively.

On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's convertible notes and placed a stable outlook on its rating. On November 5, 2002, Fitch, affirmed its "BBB-" rating on the Corporation's convertible notes and placed a stable outlook on its rating.

On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating to the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, S&P revised its outlook to negative from stable and indicated that the Group's financial strength rating would be reviewed for possible downgrade. On April 30, 2003, S&P affirmed its "BBB" financial strength rating for the Group and maintained its negative outlook. On May 13, 2003 S&P assigned prospective ratings to Ohio Casualty's universal shelf. The prospective ratings for senior unsecured debt, subordinate debt and preferred stock were "BB", "B+" and "B", respectively.

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

ITEM 4. Controls and Procedures

	(a) The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K

    I.  Reports on Form 8-K:

	The Corporation filed a Form 8-K on April 25, 2003 to report under
	Item 9, the filing of a press release announcing an expected range of first quarter 2003 earnings. Exhibits to the Form 8-K consisted of the press release dated April 25, 2003.

	The Corporation filed a Form 8-K on May 8, 2003 to report under
	Item 9, the filing of a press release announcing the Corporation's first quarter 2003 results and certain supplemental financial information. Exhibits to the Form 8-K consisted of the press release dated May 8, 2003.

	The Corporation filed a Form 8-K on May 8, 2003 to report under
	Items 5 and 12, the filing of the non-GAAP financial measures reconciliation to GAAP basis data on the Corporation's consolidated statement of income. Also reported under Item 5, the filing of a press release announcing a Universal Shelf Registration on Form S-3. Exhibits to the Form 8-K consisted of Consent of Independent Auditors and the press release dated May 8, 2003.

	The Corporation filed a Form 8-K on May 15, 2003 to report under
	Item 5, the filing of a press release announcing an estimated net catastrophe loss impact on second quarter earnings. Exhibits to the Form 8-K consisted of the press release dated May 15, 2003.

   II.  Exhibits:

	31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

	31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

	32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

	32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002




				  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					OHIO CASUALTY CORPORATION
				     --------------------------------
					      (Registrant)






August 12, 2003                      /s/Donald F. McKee
				     ---------------------------------
				     Donald F. McKee, Executive Vice
				     President and Chief Financial Officer
				     (on behalf of Registrant and as
				     Principal Accounting Officer)