Form 10-Q
period 2003-09-30
OHIO CASUALTY CORP
filed 2003-11-10
CIK 73952

==============================================================================
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.   20549

				   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarter ended September 30, 2003.
			    ------------------

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

					     Yes    X        No

    The aggregate market value as of November 3, 2003 of the voting stock held by non-affiliates of the registrant was $862,476,600.

    On November 3, 2003, there were 60,932,788 shares outstanding.



				Page 1 of 26
=============================================================================

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

Exhibit 31.1  Certification of Chief Executive Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification of Chief Financial Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1  Certification of Chief Executive Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2  Certification of Chief Financial Officer of
	      Ohio Casualty Corporation in accordance with
	      Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.   FINANCIAL STATEMENTS


		     Ohio Casualty Corporation & Subsidiaries
			    CONSOLIDATED BALANCE SHEETS

							    September 30,   December 31,
(Dollars in millions, except share data) (Unaudited)            2003            2002
-------------------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (amortized cost:   $2,772.8 and $2,967.5)            $ 2,971.7       $ 3,139.8
      Held-to-maturity, at amortized cost
	   (fair value: $358.9)                                    358.6               -
   Equity securities, at fair value
	  (cost:   $82.6 and $92.6)                                309.7           312.5
   Short-term investments, at fair value                            66.5            49.8
-------------------------------------------------------------------------------------------
	  Total investments                                      3,706.5         3,502.1
Cash                                                                17.9            12.4
Premiums and other receivables, net of allowance for bad
      debts of $5.0 and $4.3, respectively                         362.2           324.7
Deferred policy acquisition costs                                  175.0           181.3
Property and equipment, net of accumulated depreciation of
      $150.6 and $145.9, respectively                               93.1            97.8
Reinsurance recoverable                                            518.8           419.9
Agent relationships, net of accumulated amortization of
      $37.4 and $34.1, respectively                                145.9           161.3
Interest and dividends due or accrued                               39.6            46.0
Deferred income taxes                                                  -             2.4
Other assets                                                        29.1            31.1
-------------------------------------------------------------------------------------------
	 Total assets                                          $ 5,088.1       $ 4,779.0
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                      $ 2,096.5       $ 1,978.8
   Loss adjustment expenses                                        455.4           454.9
   Unearned premiums                                               723.0           668.7
Debt                                                               198.1           198.3
Deferred income taxes                                               27.7               -
Other liabilities                                                  448.1           419.6
-------------------------------------------------------------------------------------------
	 Total liabilities                                       3,948.8         3,720.3

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Common stock purchase warrants                                      21.1            21.1
Accumulated other comprehensive income                             276.6           246.2
Retained earnings                                                  984.6           936.7
Treasury stock, at cost:
   (Shares:  11,514,466; 11,692,976)                              (152.0)         (154.3)
-------------------------------------------------------------------------------------------
	 Total shareholders' equity                              1,139.3         1,058.7
-------------------------------------------------------------------------------------------
	 Total liabilities and shareholders' equity            $ 5,088.1       $ 4,779.0
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		      CONSOLIDATED STATEMENTS OF INCOME


									Three Months
								      Ended September 30,
(Dollars in millions, except share data) (Unaudited)                 2003            2002
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     360.4     $     357.0
Investment income less expenses                                     51.0            51.7
Investment gains realized, net                                       5.9            (5.5)
-------------------------------------------------------------------------------------------
	 Total revenues                                            417.3           403.2

Losses and benefits for policyholders                              220.0           250.3
Loss adjustment expenses                                            39.4            73.6
General operating expenses                                          28.0            31.5
Amortization of agent relationships                                  1.8             2.7
Write-down of agent relationships                                    1.1            54.0
Amortization of deferred policy acquisition costs                   97.3            94.3
Depreciation and amortization expense                                3.8             4.5
-------------------------------------------------------------------------------------------
	 Total expenses                                            391.4           510.9
-------------------------------------------------------------------------------------------
Income before income taxes                                          25.9          (107.7)

Income tax expense:
   Current                                                           0.6           (17.1)
   Deferred                                                          8.1           (20.7)
-------------------------------------------------------------------------------------------
	 Total income tax expense                                    8.7           (37.8)
-------------------------------------------------------------------------------------------

Net income                                                   $      17.2     $     (69.9)
===========================================================================================

Average shares outstanding - basic                            60,889,649      60,642,919
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.28     $     (1.15)
===========================================================================================

Average shares outstanding - diluted                          61,413,662      60,642,919
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.28     $     (1.15)
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		      CONSOLIDATED STATEMENTS OF INCOME


									Nine Months
								      Ended September 30,
(Dollars in millions, except share data) (Unaudited)                 2003            2002
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $   1,060.9     $   1,082.7
Investment income less expenses                                    155.6           153.3
Investment gains realized, net                                      32.0            26.8
-------------------------------------------------------------------------------------------
	 Total revenues                                          1,248.5         1,262.8

Losses and benefits for policyholders                              642.5           686.0
Loss adjustment expenses                                           128.2           178.6
General operating expenses                                          87.5            82.2
Amortization of agent relationships                                  5.6             8.2
Write-down of agent relationships                                    9.8            61.6
Amortization of deferred policy acquisition costs                  291.5           279.4
Depreciation and amortization expense                               10.5            12.8
-------------------------------------------------------------------------------------------
	 Total expenses                                          1,175.6         1,308.8
-------------------------------------------------------------------------------------------
Income before income taxes                                          72.9           (46.0)

Income tax expense:
   Current                                                          11.1           (11.6)
   Deferred                                                         13.7            (4.4)
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   24.8           (16.0)
-------------------------------------------------------------------------------------------

Net income                                                   $      48.1     $     (30.0)
===========================================================================================

Average shares outstanding - basic                            60,818,375      60,425,065
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.79     $     (0.50)
===========================================================================================

Average shares outstanding - diluted                          61,181,263      60,425,065
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.79     $     (0.50)
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		   Ohio Casualty Corporation and Subsidiaries
			  CONSOLIDATED STATEMENTS OF
			     SHAREHOLDERS' EQUITY

							Common      Accumulated
					  Additional    stock          other                                  Total
(Dollars in millions, except   Common      paid-in     purchase    comprehensive  Retained     Treasury    shareholders'
share data) (Unaudited)         stock      capital     warrants       income      earnings      stock         equity
--------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002              $    11.8     $    4.1     $   21.1     $  274.4     $1,221.4     $ (452.9)    $1,079.9

Net income                                                                           (30.0)                    (30.0)
Net change in unrealized gain
   net of deferred income tax
   benefit of $6.4                                                      (11.8)                                 (11.8)
													    ---------
Comprehensive income                                                                                           (41.8)
Net issuance of treasury
   stock (550,918 shares)                      (0.1)                                  (0.1)         7.3          7.1
Retirement of treasury stock
   (22,000,000 shares)            (2.8)        (4.0)                                (283.6)       290.4            -
--------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2002             $   9.0     $      -     $   21.1     $  262.6     $  907.7     $ (155.2)    $1,045.2
==========================================================================================================================

Balance
January 1, 2003                $   9.0     $      -     $   21.1     $  246.2     $  936.7     $ (154.3)    $1,058.7

Net income                                                                            48.1                      48.1
Net change in unrealized gain
   net of deferred income tax
   expense of $16.4                                                      30.4                                   30.4
													    ---------
Comprehensive income                                                                                            78.5
Net issuance of treasury
   stock (178,510 shares)                                                             (0.2)         2.3          2.1
--------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2003             $   9.0     $      -     $   21.1     $  276.6     $  984.6     $ (152.0)    $1,139.3
==========================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 57-70 of the Corporation's 2002 Form 10-K.

		 Ohio Casualty Corporation and Subsidiaries
		   CONSOLIDATED STATEMENTS OF CASH FLOWS

								       Nine Months
								   Ended September 30,
(Dollars in millions) (Unaudited)                                 2003            2002
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operations
      Net income                                                $  48.1        $  (30.0)
      Adjustments to reconcile net income to
      cash from operations:
	 Changes in:
	    Insurance reserves                                    172.5           190.7
	    Income taxes                                           19.5           (12.3)
	    Premiums and other receivables                        (37.5)            9.2
	    Deferred policy acquisition costs                       6.3           (12.8)
	    Reinsurance recoverable                               (98.9)          (74.3)
	    Other assets                                           (0.2)            5.8
	    Other liabilities                                      15.2           (26.0)
	 Amortization and write-down of agent relationships        15.4            69.8
	 Depreciation and amortization                             15.3            11.9
	 Investment gains                                         (32.0)          (26.8)
-----------------------------------------------------------------------------------------
	    Net cash provided by operating activities             123.7           105.2
-----------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                         (906.6)         (923.8)
      Fixed maturity, held-to-maturity                             (6.8)              -
      Equity                                                       (6.0)           (3.2)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                          687.2           667.6
      Equity                                                       35.6            66.9
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                           72.2            40.3
      Fixed maturity, held-to-maturity                             14.8               -
      Equity                                                       11.8               -
   Property and equipment:
      Purchases                                                    (6.6)          (16.0)
      Sales                                                         1.5             0.2
-----------------------------------------------------------------------------------------
	 Net cash used from investing activities                 (102.9)         (168.0)
-----------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Proceeds from the issuance of convertible notes                 -           201.3
      Payments                                                     (0.4)         (205.5)
      Payments of deferred financing costs                            -            (0.4)
      Payments of issuance costs                                      -            (7.3)
   Proceeds from exercise of stock options                          1.8             6.7
-----------------------------------------------------------------------------------------
	 Net cash generated (used) in financing activities          1.4            (5.2)
-----------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                          22.2           (68.0)
Cash and cash equivalents, beginning of period                     62.2            92.3
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $  84.4        $   24.3
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


NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002, the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2003 and 2002, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results of operations for the full year.

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


					 Three months ended           Nine months ended
					     September 30               September 30
($ in millions)                          2003          2002          2003           2002
-----------------------------------------------------------------------------------------
Net income (loss)
  As reported                           $17.2        $(69.9)        $48.1        $(30.0)
  Add:  Stock-based employee
    compensation reported in net
    income, net of related tax effect     0.0           0.1           0.1           0.2
  Deduct:  Total stock-based employee
    compensation, net of related tax
    effects                               1.6           1.1           4.5           3.6
					-----        -------        -----        -------
  Pro forma                             $15.6        $(70.9)        $43.7        $(33.4)
Basic EPS
  As reported                           $0.28        $(1.15)        $0.79        $(0.50)
  Pro Forma                             $0.26        $(1.17)        $0.72        $(0.55)
Diluted EPS
  As reported                           $0.28        $(1.15)        $0.79        $(0.50)
  Pro Forma                             $0.25        $(1.17)        $0.71        $(0.55)
========================================================================================


NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows (in millions, except per share data):


					 Three months ended           Nine months ended
					    September 30                  September
					 2003          2002           2003         2002
					 ----          ----           ----         ----
Net income (loss)                     $  17.2       $ (69.9)       $  48.1      $ (30.0)

Weighted average common shares
  outstanding - basic (thousands)      60,890        60,643         60,818       60,425

Basic earnings per weighted
  average share                       $  0.28       $ (1.15)       $  0.79      $ (0.50)
=========================================================================================
Weighted average common shares
  outstanding (thousands)              60,890        60,643         60,818       60,425

Effect of dilutive securities
  (thousands)                             524             -            363            -
-----------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted (thousands)     61,414        60,643         61,181       60,425

Diluted earnings per weighted
 average share                        $  0.28       $ (1.15)       $  0.79      $ (0.50)
==========================================================================================

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

			Nine Months Ended September 30
				($ in millions)

Commercial Lines Segment                   2003                2002
--------------------------------------------------------------------
Net premiums written                     $611.9             $ 579.9
  % Change                                  5.5%                9.7%
Net premiums earned                       578.8               535.3
  % Change                                  8.1%                0.3%
Underwriting loss (before tax)            (70.4)             (112.9)
Loss ratio                                 61.6%               61.6%
Loss expense ratio                         12.4%               19.9%
Underwriting expense ratio                 36.1%               36.5%
Combined ratio                            110.1%              118.0%


Specialty Lines Segment                    2003                 2002
---------------------------------------------------------------------
Net premiums written                     $124.5               $132.7
  % Change                                 (6.2)%               25.8%
Net premiums earned                       120.6                111.3
  % Change                                  8.4%                12.3%
Underwriting gain (loss)
  (before tax)                             18.8                (10.7)
Loss ratio                                 26.7%                43.2%
Loss expense ratio                         12.9%                14.8%
Underwriting expense ratio                 43.4%                43.4%
Combined ratio                             83.0%               101.4%


Personal Lines Segment                     2003                 2002
----------------------------------------------------------------------
Net premiums written                     $364.0               $388.2
  % Change                                 (6.2)%              (21.4)%
Net premiums earned                       361.6                436.0
  % Change                                (17.1)%              (12.9)%
Underwriting loss (before tax)            (31.4)               (40.9)
Loss ratio                                 70.0%                70.5%
Loss expense ratio                         11.3%                12.8%
Underwriting expense ratio                 27.1%                29.3%
Combined ratio                            108.4%               112.6%


Total Property & Casualty                  2003                 2002
----------------------------------------------------------------------
Net premiums written                   $1,100.4             $1,100.8
  % Change                                  0.0%                (2.5)%
Net premiums earned                     1,061.0              1,082.6
  % Change                                 (2.0)%               (4.5)%
Underwriting loss (before tax)            (83.0)              (164.5)
Loss ratio                                 60.5%                63.3%
Loss expense ratio                         12.1%                16.5%
Underwriting expense ratio                 34.0%                34.8%
Combined ratio                            106.6%               114.6%
Impact of catastrophe losses
  on combined ratio                         3.9%                 1.6%


All other                                  2003                 2002
---------------------------------------------------------------------
Revenues                                  $ 4.7                $  .6
Expenses                                    9.4                  8.6
---------------------------------------------------------------------
Net loss before income taxes              $(4.7)               $(8.0)


Reconciliation of Revenues                 2003                 2002
----------------------------------------------------------------------
Net premiums earned for reportable
  segments                             $1,061.0             $1,082.6
Investment income                         152.5                152.6
Realized gains                             27.7                 27.3
---------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)            1,241.2              1,262.5
Property and casualty statutory
  to GAAP adjustment                        2.6                  (.3)
---------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                 1,243.8              1,262.2
Other segment revenues                      4.7                   .6
---------------------------------------------------------------------
Total revenues                         $1,248.5             $1,262.8
=====================================================================


Reconciliation of Underwriting
  loss (before tax)                        2003                 2002
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                      $(83.0)             $(164.5)
Statutory to GAAP adjustment               (7.5)                16.0
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                            (90.5)              (148.5)
Net investment income                     155.6                153.3
Realized gains                             32.0                 26.8
Write-down and amortization of
  agent relationships                     (15.4)               (69.8)
Other losses                               (8.8)                (7.8)
---------------------------------------------------------------------
Income (loss) before income taxes       $  72.9             $  (46.0)
=====================================================================

		      Three Months Ended September 30
			       ($ in millions)

Commercial Lines Segment                   2003                2002
----------------------------------------------------------------------
Net premiums written                     $196.8              $180.9
  % Change                                  8.8%                9.8%
Net premiums earned                       197.7               181.9
  % Change                                  8.7%                4.3%
Underwriting loss (before tax)            (14.7)              (72.1)
Loss ratio                                 60.2%               73.2%
Loss expense ratio                         11.1%               26.4%
Underwriting expense ratio                 36.3%               40.2%
Combined ratio                            107.6%              139.9%


Specialty Lines Segment                    2003                2002
----------------------------------------------------------------------
Net premiums written                      $48.4              $ 47.9
  % Change                                  1.0%               24.5%
Net premiums earned                        41.6                42.7
  % Change                                 (2.6)%              22.1%
Underwriting gain (loss)
  (before tax)                              4.7               (11.7)
Loss ratio                                 35.3%               52.3%
Loss expense ratio                          8.0%               23.9%
Underwriting expense ratio                 38.9%               45.7%
Combined ratio                             82.2%              121.9%


Personal Lines Segment                     2003                2002
----------------------------------------------------------------------
Net premiums written                     $127.1              $121.9
  % Change                                  4.3%              (26.0)%
Net premiums earned                       121.2               132.3
  % Change                                 (8.4)%             (19.7)%
Underwriting loss (before tax)            (10.9)              (15.5)
Loss ratio                                 71.3%               71.2%
Loss expense ratio                         11.7%               11.6%
Underwriting expense ratio                 24.8%               31.4%
Combined ratio                            107.8%              114.2%


Total Property & Casualty                  2003                2002
----------------------------------------------------------------------
Net premiums written                     $372.3              $350.7
  % Change                                  6.2%               (4.7)%
Net premiums earned                       360.4               356.9
  % Change                                  1.0%               (4.6)%
Underwriting loss (before tax)            (20.9)              (99.3)
Loss ratio                                 61.1%               70.0%
Loss expense ratio                         10.9%               20.6%
Underwriting expense ratio                 32.7%               37.9%
Combined ratio                            104.7%              128.5%
Impact of catastrophe losses
  on combined ratio                         4.5%                1.0%


All other                                  2003                2002
----------------------------------------------------------------------
Revenues                                  $ 2.3              $  0.8
Expenses                                    2.9                 3.1
----------------------------------------------------------------------
Net loss before income taxes              $ (.6)             $ (2.3)


Reconciliation of Revenues                 2003                2002
----------------------------------------------------------------------
Net premiums earned for
  reportable segments                    $360.4              $356.9
Investment income                          50.4                51.4
Realized gains (losses)                     3.3                (6.4)
----------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)              414.1               401.9
Property and casualty statutory
  to GAAP adjustment                        1.0                  .5
---------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                   415.1               402.4
Other segment revenues                      2.2                  .8
---------------------------------------------------------------------
Total revenues                           $417.3              $403.2
=====================================================================


Reconciliation of Underwriting
  loss (before tax)                        2003                2002
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                      $(20.9)            $ (99.3)
Statutory to GAAP adjustment               (4.3)                4.8
----------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                            (25.2)              (94.5)
Net investment income                      51.0                51.7
Realized gains (losses)                     5.9                (5.5)
Write-down and amortization of
  agent relationships                      (2.9)              (56.7)
Other losses                               (2.9)               (2.7)
---------------------------------------------------------------------
Income (loss) before income taxes        $ 25.9             $(107.7)
=====================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation allocated the purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Quarterly, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. In the third quarter of 2003, the Corporation wrote off the agent relationships asset by $1.1 million for agency cancellations and impairment. The third quarter 2002 included a write-down of $54.0 million to the agent relationships asset for agency cancellations and impairment. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 20 years. Amortization expense for the periods 2003 through 2007 is expected to approximate $8.0 million before tax per year.

Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Unamortized software costs and accumulated amortization in the consolidated balance sheet were $51.2 million and $6.1 million at September 30, 2003, and $50.3 million and $3.7 million at December 31, 2002, respectively.

NOTE VII - CONVERTIBLE DEBT
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million. The net proceeds of the offering, along with $10.5 million of cash, were used to pay off the balance and terminate an outstanding credit facility. The issuance and related costs are amortized over the life of the bonds and are recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, and began September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of September 30, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares in the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


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

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 million in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 million annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. The credit agreement will expire on March 15, 2005. Additionally, financial covenants and other customary provisions, as defined in the agreement, exist. The outstanding loan amount of the revolving line of credit was zero at September 30, 2003.

During 1999, the Corporation signed a $6.5 million low interest loan with the state of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of September 30, 2003, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $0.6 million and expires in November 2009. The remaining balance at September 30, 2003 was $4.1 million.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ), a Group member, entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, OCNJ agreed to pay Proformance $40.6 million to assume its renewal obligations. Payments were made over the course of twelve months beginning in early 2002 with final payment made during the first quarter of 2003. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the next three years. If this criteria is not met, OCNJ will have a contingent liability of up to $15.6 million to be paid to Proformance to maintain this premiums-to-surplus ratio. As of September 30, 2003, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable the liability will be incurred and, therefore, has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for any future liability recognition.

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

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51 effective for financial statements issued for the first period ending after December 15, 2003 which states certain criteria for use in consolidating another entity. The Corporation has evaluated Interpretation No. 46 and does not believe it will have a material impact on the financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The provisions of FAS 150 do not have a material impact on the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group).

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $48.1 million, or $0.79 per share for the nine months ending September 30, 2003, compared with a net loss of $30.0 million, or $.50 per share in the same period of 2002. For the third quarter of 2003, the net income was $17.2 million, or $0.28 per share, compared with a net loss of $69.9 million, or $1.15 per share in the same quarter of 2002.

Investment Results

Year-to-date 2003 consolidated before-tax investment income was $155.6 million increasing from $153.3 million for the same period last year. The investment income effective tax rate for the first nine months of 2003 was 33.9%, compared with 33.3% in 2002. Third quarter consolidated before-tax investment income was $51.0 million, compared with $51.7 million for the same period last year. Investment income for the quarter included $5.3 million of interest received on a federal income tax settlement, largely offset by a $4.9 million change in accounting estimate for amortization relating primarily to interest only mortgage-backed securities and asset-backed securities. This change in accounting estimate is part of a conversion to a new investment accounting system. The investment income effective tax rate for the third quarter of 2003 was 35.1%, compared with 33.1% in the third quarter of 2002.

Year-to-date 2003 consolidated before-tax realized gains were $32.0 million, compared with $26.8 million for the same period in 2002. For the third quarter 2003, consolidated before-tax realized gains were $5.9 million, compared with a realized loss of $5.5 million for the third quarter of 2002. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of net income before realized gains and losses to further evaluate current operating performance. Net income before realized gains and losses is reconciled to net income in the table below:

					   Three months ended      Nine months ended
					      September 30           September 30
($ in millions)                             2003        2002       2003         2002
---------------                             ----        ----       ----         ----
Net income before realized gains losses    $13.4      $(66.3)     $27.3       $(47.4)
After-tax realized gains and losses          3.8        (3.6)      20.8         17.4
					   -----      -------     -----       -------
Net income (loss)                          $17.2      $(69.9)     $48.1       $(30.0)

For the third quarter 2003, consolidated after-tax realized gains positively impacted net income by $3.8 million compared with a negative impact of $3.6 million for the third quarter of 2002. The Corporation and the Group did not realize a material loss on any securities sold during the third quarter of 2003. During the third quarter of 2002, the Corporation and the Group recognized $3.1 million in realized losses on the sale of securities in the communication industry. These losses were largely attributable to the sale of Qwest Communications fixed maturity securities.

In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so. At September 30, 2003, the amortized cost of the held to maturity portfolio was $358.6 million.

Invested assets comprise a majority of the assets of the Corporation and the Group. Consequently, accounting policies related to investments are critical. See further discussion of investment accounting policies in the "Critical Accounting Policies" section on page 37 of the Corporation's 2002 Form 10-K. The Corporation and the Group continually evaluate all of their investments based on current economic conditions, reported earnings and other developments. The Corporation and the Group evaluate the difference between the cost/amortized cost and estimated fair value of their investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in the other comprehensive income component of shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Corporation and the Group. The amount of impairment charge before tax was $2.0 million in the third quarter of 2003, compared to $5.3 million in the third quarter of 2002, and $11.4 million and $16.8 million for year to date 2003 and 2002, respectively.

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

The following table summarizes, for all available-for-sale securities, the total gross unrealized losses, not including gross unrealized gains, by investment category as of September 30, 2003 and December 31, 2002:


($ in millions)               Sept. 30, 2003            Dec 31, 2002
----------------------------------------------------------------------
Fixed maturities                     $(16.7)                 $(32.7)
Equities                                (.6)                  (10.2)
--------------------------------------------------------------------
   Total unrealized loss             $(17.3)                 $(42.9)

As part of the evaluation of the entire aggregate unrealized loss on the investment portfolio, management performed a more intensive review of those securities which had a relatively high degree of unrealized loss, which is the difference between cost/amortized cost and estimated fair value. Management concluded that all of these securities were suffering temporary declines in fair value. All securities are monitored by portfolio managers who consider many factors such as a company's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss recognized in the consolidated statements of income.

For all available-for-sale securities in an unrealized loss position, the following table summarizes the length of time the securities have continuously been in an unrealized loss position at September 30, 2003:

				    Amortized        Fair     Unrealized
($ in millions)                          Cost       Value           Loss
-------------------------------------------------------------------------
Fixed maturities
   0-6 months                          $316.6      $306.2       $  (10.4)
   7-12 months                           31.2        28.6           (2.6)
   Greater than 12 months                45.3        41.6           (3.7)
-------------------------------------------------------------------------
       Total                           $393.1      $376.4         $(16.7)

						     Fair     Unrealized
($ in millions)                          Cost       Value           Loss
-------------------------------------------------------------------------
Equity
   0-6 months                            $1.1        $1.0           $(.1)
   7-12 months                              -           -              -
   Greater than 12 months                 5.5         5.0            (.5)
-------------------------------------------------------------------------
       Total                             $6.6        $6.0           $(.6)

The amortized cost and estimated fair value of available-for-sale fixed maturity securities in an unrealized loss position at September 30, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

				   Amortized        Estimated      Unrealized
($ in millions)                         Cost       Fair Value            Loss
------------------------------------------------------------------------------
Due in one year or less             $    4.0         $    3.1        $    (.9)
Due after one year through
  five years                            13.3             12.2            (1.1)
Due after five years through
  ten years                             62.8             60.6            (2.2)
Due after ten years                    313.0            300.5           (12.5)
------------------------------------------------------------------------------
     Total                            $393.1           $376.4          $(16.7)

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company in 1998. Generally Accepted Accounting Principles
(GAAP) requires the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the third quarter of 2003, the agent relationship impairment was $1.1 million, compared to third quarter 2002 impairment of $54.0 million. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining current asset book value of $145.9 million. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of the asset.

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

At September 30, 2003 and 2002, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $813.9 million and $679.9 million, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of September 30, 2003 was 1.8 to 1 compared to 2.1 to 1 at September 30, 2002.

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

The table below summarizes the increase (decrease) in property and casualty premium results on a gross and net basis compared with same period prior year results:

			       2003 increase (decrease) from 2002 ($ in millions)
			     Gross Premiums Written           Net Premiums Written
			       Third        Year              Third           Year
			      Quarter      To Date           Quarter        To Date
			      -------      -------           -------        -------
Operating Segment
Commercial Lines                $11.3       $ 28.7             $15.9         $ 32.0
Specialty Lines                   9.7         27.5               0.5           (8.2)
Personal Lines                    2.3        (29.3)              5.2          (24.2)
				-----       -------            -----         -------
All Lines                       $23.3       $ 26.9             $21.6         $ (0.4)

For the nine months ended September 30, 2003, net premiums written were flat compared to the comparable period. Agency cancellations and withdrawals from certain states essentially offset premium growth in active states. Personal Lines net premiums written increased 4.3% from the third quarter 2002 but declined 6.2% from nine months ended 2002. The Personal Lines increase in the third quarter was due to rate increases, increased renewal rates and higher new business production. The decline for the nine month period is the result of management decisions to cancel certain agents and withdraw from other selected markets. These decisions impacted Personal Lines premiums by approximately $52.5 million in 2003 and $12.1 million in third quarter 2003. The Commercial Lines increase was driven by renewal price increases and new business production, offset in part by the Group's restriction and non-renewal of certain classes of business as well as by increased competition. Commercial Lines renewal price increases averaged 10.1% in the third quarter 2003 compared to 14.8% in the third quarter 2002. For the first nine months, average renewal prices increased 11.8% and 16.4% in 2003 and 2002, respectively. Specialty Lines increased slightly in the third quarter 2003 despite increased reinsurance costs on commercial umbrella business. Specialty Lines premiums on a gross basis, before reinsurance, increased 14.7% over third quarter 2002 and increased 15.6% over the nine months ended September 2002. Commercial umbrella, the largest Specialty Lines product, recognized a 15.7% average renewal price increase for the third quarter 2003, compared to 42.2% in the same period in 2002. Average renewal price increases were

19.5% for the nine months ended September 30, 2003, compared to 44.4% in the same period of 2002. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

All Lines Discussion

The combined ratio for the third quarter was 104.7%, a decrease of 23.8 points from the third quarter 2002 combined ratio of 128.5%. The combined ratio was 106.6% compared to 114.6% for the nine months ended September 30, 2003 and 2002, respectively. The improvement in combined ratio for the quarter and year to date is largely related to less adverse development for prior years' losses and loss adjustment expenses (LAE). Catastrophe losses negatively impacted the third quarter 2003 combined ratio by 3.5 points more than the third quarter 2002 ratio.

The LAE ratio for the third quarter of 2003 was 10.9%. The ratio was 9.7 points lower than the third quarter 2002 loss adjustment expense ratio of 20.6%. The year-to-date loss adjustment expense ratio was 12.1% for 2003 compared to 16.5% for 2002. The prior year LAE ratio included reserve adjustments for prior years' losses, primarily related to construction defect claims. In addition to last year's adjustment, the decrease was primarily the result of efforts to more effectively manage claims legal expenses. During the first quarter of 2003, the Group announced a reorganization of its claims operations, including a reduction in staff, which was effective in March 2003. The reduction is expected to result in a net savings of approximately $1.8 million in 2003, after a first quarter 2003 charge of approximately $1.0 million for severance pay and other related expenses.

The third quarter catastrophe losses were $16.2 million and accounted for 4.5 points on the combined ratio. This compares with $3.7 million and a 1.0 point catastrophe impact on the combined ratio for the same period in 2002. The year-to-date catastrophe losses were $41.2 million and accounted for 3.9 points on the combined ratio. The effect of Hurricane Isabel was $9.4 million for the third quarter of 2003, which added 2.6 points to the combined ratio. The effect of future catastrophes, especially severe weather patterns, on the Corporation's results cannot be accurately predicted and can have a material adverse impact on the Corporation's results. During the third quarter of 2003, there were 9 catastrophes with the largest catastrophe generating $9.4 million in incurred losses as compared with 7 catastrophes in the third quarter of 2002 with the largest catastrophe generating $1.1 million in incurred losses. For additional disclosure of catastrophe losses, refer to Item 15, Losses and Loss Reserves in the Notes to the Consolidated Financial Statements on page 65 of the Corporation's 2002 Form 10-K.

The loss and LAE ratio, which measures losses and LAE as a percentage of net earned premiums, was negatively impacted in the third quarter of 2003 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. In total, this increase in provisions for prior accident years' losses and LAE recognized during the third quarter of 2003 was $5.2 million before tax, compared to $62.2 million before tax in the third quarter of 2002.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

					Three Months              Nine Months
				     Ended September 30        Ended September 30
($ in millions)                      2003          2002        2003          2002
---------------                      ----          ----        ----          ----
Statutory net liabilities,
  beginning of period             $2,102.9      $2,002.9    $2,078.7      $1,982.0
Increase in provision for prior
  accident year claims                $5.2         $62.2        $9.7         $75.2
Increase in provision for prior
  accident year claims as % of
  premiums earned                      1.4%         17.4%        0.9%          6.9%

The third quarter 2003 underwriting expense ratio, which measures underwriting expenses as a percentage of net written premiums, was 32.7% compared with 37.9% for the third quarter of 2002, and 2.1 points lower than the full year 2002 ratio of 34.8%. Management's focus on personnel related expenses decreased the ratio by 1.7 points compared to third quarter 2002. Lower commission expense and other sales related expenses decreased the ratio by 3.1 points and lower agent or premium balances charged off decreased the ratio by 1.2 points. Similar to previous quarters in 2003, the total underwriting expense ratio included higher expenses related to investment in technology.

The Group's internally developed software for policy administration and rating, known as P.A.R.I.S.sm, has been rolled out for the Commercial Lines segment. Information systems personnel costs were incurred during the third quarter 2003 to maintain the software and were expensed as incurred. During the third quarter of 2002, similar costs were capitalized as the software was in the application development phase. This shift from development to maintenance caused the majority of the increase in software expenses. This higher expense plus amortization of expenses capitalized in prior years totaled $2.9 million for the quarter. This increase in expenses related to investment in technology increased the third quarter 2003 underwriting expense ratio by .8 points over the third quarter 2002.

The table below summarizes the variance between the third quarter 2002 and the third quarter 2003 expense ratio:

							       Variance from
							      Third Qtr 2002

Underwriting expense ratio - third quarter 2002                    37.9%
Additional expenses related to investment in technology             0.8%
Lower sales related expenses                                       (3.1)%
Lower agent/premium balances charged off                           (1.2)%
Reduction in personnel related expenses                            (1.7)%
								  -------
Underwriting expense ratio - third quarter 2003                    32.7%

The employee count continues to decline. As of September 30, 2003, the employee count was 2,757, compared with 3,034 at September 30, 2002 and approximately 3,000 at December 31, 2002.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial Lines, Specialty Lines and Personal Lines.

Commercial Lines Segment

The Commercial Lines combined ratio for the third quarter of 2003 decreased
32.3 points to 107.6% from 139.9% in the third quarter of 2002. The year-to-date combined ratio was 110.1% compared with 118.0% in the same period of 2002. The 2002 combined ratio included adverse reserve development on prior years losses, primarily related to construction defect risks and was concentrated in the Commercial Lines general liability and commercial multi-peril product lines as well as in the Specialty Lines commercial umbrella product line. The third quarter 2003 Commercial Lines loss ratio included
3.2 points related to catastrophe losses compared to 0.6 points in the third quarter of 2002 and included higher than expected large non-catastrophe losses compared to last year. Catastrophe losses for the first nine months of the year were 2.6 points above last year's level. The Commercial Lines average renewal price increases for direct premiums written was 10.1% in the current quarter compared to 14.8% in the third quarter of 2002.

The commercial multi-peril, businessowners, fire and inland marine combined ratio increased in the third quarter of 2003 to 107.8%, from 106.0% in the same period of 2002. In the first nine months of 2003, the combined ratio for commercial multi-peril related product lines was 107.2%, up 11.4 points from 95.8% in 2002. These product lines were also impacted by additional large non-catastrophe losses in the first nine months of the year as well as adverse development on prior accident years. The 2003 accident year combined ratio for the commercial multi-peril related product lines was 104.7%, 2.5 points lower than the calendar year results.

The general liability combined ratio decreased in the third quarter of 2003 to 108.9%, from 325.4% in the same period of 2002. In the first nine months of 2003, the combined ratio for general liability was 120.8%, down 74.9 points from 195.7% in 2002. This product line was negatively impacted in 2002 by additions to construction defect related reserves and increased estimates of legal costs on claims from prior years. The 2003 accident year combined ratio for general liability was 111.5%, 9.3 points lower than the calendar year results.

The workers' compensation product line combined ratio for the third quarter of 2003 was 106.7%, compared with 126.8% during the same period last year. The year-to-date 2003 combined ratio was 118.4% compared to 129.3% in 2002. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers' Compensation Pool negatively impacted results in both 2003 and 2002. The impact of the National Workers' Compensation residual market pool added 5.4 points to the workers' compensation combined ratio for nine months ended September 30, 2003 and added 2.4 points in the same period of 2002.

Specialty Lines Segment

The Specialty Lines combined ratio for the third quarter of 2003 was 82.2%, a
39.7 point decrease compared with 121.9% in the same period of 2002. The combined ratio for the first nine months was 83.0%, compared to 101.4% in 2002. The third quarter 2002 results included increased reserves related to construction defect risks in the commercial umbrella product line. Renewal price increases in the commercial umbrella product line averaged 15.7% in the third quarter of 2003, compared with 42.2% for the same quarter in 2002. Net premiums written for the third quarter 2003 for Specialty Lines increased to $48.4 million, from $47.9 million in the same period of 2002 despite increased reinsurance costs on commercial umbrella business. Specialty Lines premiums before reinsurance increased 14.7% in the third quarter of 2003 compared to the same period in 2002.

Personal Lines Segment

The Personal Lines combined ratio improved to 107.8% in the third quarter of 2003 from 114.2% in the third quarter of 2002. This improvement is notable given the high volume of catastrophe losses in the quarter which added 8.2 points to the combined ratio in third quarter 2003, compared to 1.9 points in the prior year. The improvement in the combined ratio was driven by the withdrawal from New Jersey private passenger auto (NJPPA), a significant improvement in the non-catastrophe experience for homeowners, and a decline in the underwriting expense ratio. These improvements were partially offset by adverse development for personal auto other than New Jersey which added
2.4 points to the combined ratio for Personal Lines for the third quarter 2003. The year-to-date 2003 combined ratio was 108.4% compared to 112.6% in 2002.

The homeowners product line combined ratio improved to 116.1% from 118.8% in the third quarter 2002. The 2.7 point decline in the combined ratio resulted from improved operating costs as well as the impact of premium rate increases. Catastrophe losses added 23.2 points to the third quarter of 2003 homeowners combined ratio compared to 5.3 points for the third quarter 2002, and 16.6 points to the September 2003 year-to-date homeowners combined ratio, compared to 9.3 points in the same period in 2002.

The personal auto 2003 third quarter combined ratio was 107.8% decreasing from 113.0% in the third quarter of 2002. The current quarter's improvement for this product line was primarily related to the withdrawal from NJPPA markets which adversely impacted third quarter 2002 by 15.5 points compared to an adverse impact of 1.2 points in the third quarter of 2003. The third quarter 2003 included 3.8 points of adverse development on prior accident years for states other than New Jersey for personal auto. The year-to-date 2003 private passenger auto combined ratio decreased 3.5 points to 108.3% from 111.8% in the same period in 2002. The product line's results continue to benefit from the implementation of insurance scoring, elimination of unprofitable business, the withdrawal from the New Jersey market and targeted underwriting. The accident year combined ratio for personal auto other than New Jersey decreased 4.2 points year to date compared to the same period last year.

The following table presents combined ratios for both calendar year and accident year 2003 and 2002 as of September 30, 2003:


Statutory Combined Ratios
				    Calendar Year  Accident Year
				    Year to Date   Year to Date    Calendar    Accident
(By operating segment, including       Sept 30,       Sept 30,       Year        Year
selected major product lines)            2003         2003(a)        2002       2002(a)
----------------------------------------------------------------------------------------
Commercial Lines Segment                110.1%       107.7%         118.0%     101.8%
   Workers' compensation                118.4%       117.5%         129.3%     117.2%
   Commercial auto                      104.6%       104.5%         109.7%      99.1%
   General liability                    120.8%       111.5%         195.7%     112.1%
   CMP, BOP, fire & inland marine       107.2%       104.7%          95.8%      93.4%

Specialty Lines Segment                  83.0%        93.0%         101.4%      91.8%
   Commercial umbrella                   89.0%        96.3%         102.3%      97.8%
   Fidelity & surety                     66.0%        82.4%          96.8%      74.7%

Personal Lines Segment                  108.4%       106.3%         112.6%     110.9%
   New Jersey personal auto             449.6%       237.9%         150.1%     136.4%
   Other personal lines                 107.1%       105.8%         105.9%     107.1%
   Other personal auto                  106.0%       102.7%         101.3%     106.9%
   Homeowners                           114.3%       116.7%         114.9%     110.7%
--------------------------------------------------------------------------------------
      Total All Lines                   106.6%       105.7%         114.6%     104.6%
======================================================================================

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is September 30, 2003. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At September 30, 2003, the available-for-sale fixed maturity portfolio of the Corporation and the Group had a market value of $3.0 billion, which consisted of 96.6% investment grade securities. The available-for-sale fixed maturity portfolio includes non-investment grade securities and non-rated securities that had a fair value of $100.5 million and comprised 3.4% of the available-for-sale fixed maturity portfolio and 3.0% of the consolidated fixed maturity portfolio of the Corporation and the Group. This compares to a fair value of $105.3 million at December 31, 2002. These securities comprised 3.4% of the available-for-sale fixed maturity portfolio at December 31, 2002. The held-to-maturity fixed maturity portfolio of the Corporation and the Group is accounted for at amortized cost, which was $358.6 million at September 30, 2003 and consists entirely of investment grade securities.

The Corporation and the Group classify securities as investment grade or non-investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the Corporation and the Group base the classification on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $32.5 million at September 30, 2003 and $45.8 million at December 31, 2002.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured and subordinate to other debt. Investment grade securities are also subject to significant risks, including additional leveraging, changes in control of the issuer or worse than previously expected operating results. In most instances, investors are unprotected with respect to these risks, the negative effects of which can be substantial.

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at September 30, 2003 and December 31, 2002:


				     Amortized       Fair    Unrealized
(in millions)                             Cost      Value          Loss
------------------------------------------------------------------------
September 30, 2003                       $53.4      $50.1        $ (3.3)
December 31, 2002                        $73.0      $60.9        $(12.1)

The investment portfolio of the Corporation and the Group include non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at September 30, 2003 was $300.3 million compared to $319.4 million at December 31, 2002.

The consolidated fixed maturity portfolio of the Corporation and the Group has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4.5 years as of September 30, 2003. The Corporation and the Group remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At September 30, 2003, the Corporation and the Group's equity portfolios were $309.7 million, or 8.4% of the total investment portfolio. The Corporation and the Group mark the value of their equity portfolios to fair market value on their balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2003, the equity portfolio consisted of stocks in 44 separate entities in 35 different industries. As of September 30, 2003, 32.7% of the Corporation's equity portfolio was invested in five companies and the largest single position was 8.7% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2002.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and loss adjustment expenses. The accounting policies related to the loss and loss adjustment expense reserves are considered critical. Loss and loss adjustment expense reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Actual losses and loss adjustment expenses may change with further developments. These reserves amounted to $2.6 billion at September 30, 2003 and $2.4 billion at December 31, 2002. As of September 30, 2003, the reserves by operating segment were as follows: $1.6 billion in Commercial Lines, $0.5 billion in Specialty Lines and $0.5 billion in Personal Lines.

Results for the three months and nine months periods of 2003 and 2002 were impacted by losses and loss adjustment expenses for prior accident years as shown in the table below:

				Three Months Ended     Nine Months Ended
				   September 30           September 30        Year
				  2003      2002        2003       2002       2002
				------------------     -----------------      ----
Prior Accident Year Loss & LAE
by Segment (in millions)
------------------------------
Commercial Lines                 $ 3.7     $50.5      $ 14.1      $64.8      $73.9
Specialty Lines                   (1.9)     12.4       (12.1)       5.3       (2.2)
Personal Lines                     3.4      (0.7)        7.7        5.1       12.7
				 ------    ------     -------     -----      ------
   Total All Lines
    Accident Year Development    $ 5.2     $62.2      $  9.7      $75.2      $84.4

Prior Accident Year Loss & LAE
(in millions)
------------------------------
Accident Year 2002              $ (7.3)               $(33.5)
Accident Year 2001                (1.2)    $13.5         6.1     $(21.4)     $(15.8)
Accident Year 2000 and Prior      13.7      48.7        37.1       96.6       100.2
				-------    -----      -------    -------     -------
   Total Accident Year
     Development                $  5.2     $62.2      $  9.7      $75.2      $ 84.4

For the Commercial Lines operating segment, the losses and loss adjustment expenses for prior accident years recorded during the first nine months of 2003 were concentrated in the commercial multiple peril and general liability product lines. Comparable Commercial Lines amounts for the first nine months of 2002 were concentrated in the commercial auto, workers' compensation and general liability product lines.

For the Specialty Lines operating segment, the reduction in losses and loss adjustment expenses for prior accident years recorded during the first nine months of 2003 and 2002 occurred in the fidelity and surety and commercial umbrella product lines.

For the Personal Lines operating segment the losses and loss adjustment expenses for prior accident years recorded during the first nine months of 2003 and 2002 were concentrated in the personal auto product line.

The losses and loss adjustment expenses on prior accident years totaling $5.2 million for the third quarter 2003 reflect an update to estimates for reserves based on new information during the third quarter of 2003, resulting in recognition during 2003. Each quarter a thorough loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and loss adjustment expenses are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims. As more information becomes available and claims are settled in subsequent periods, the estimated liabilities are adjusted upward or downward.

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

Cash Flow

Net cash generated by operations was $123.7 million for the first nine months of the year compared with $105.2 million for the same period in 2002. Net cash used in investing was $102.9 million in 2003 compared with $168.0 million during the first nine months of 2002. In 2002, the Corporation and the Group sold equities as part of an investment management decision to reduce equity holdings in favor of investment grade bonds in order to reduce the potential for volatility in statutory surplus. Current operational liquidity needs of the Group are expected to be met by scheduled maturities of investments, dividend payments, interest payments and cash balances. Cash provided by financing operations was $1.4 million in the first nine months of 2003 compared with cash used of $5.2 million in the first nine months of 2002. The 2002 cash used included the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Debt

As of September 30, 2003, the Corporation had $205.3 million of debt outstanding including a $4.1 million low interest loan with the state of Ohio. During the year 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 that generated net proceeds of $194.0 million. The issuance and related costs are amortized over the life of the notes and are recorded as related fees. The liability for debt is reported on the balance sheet net of the unamortized fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the price per share of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. If all outstanding notes were converted, the total outstanding common shares would increase by 8.9 million shares. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of September 30, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):


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

On July 31, 2002, the Corporation also entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit agreement also includes a minimum statutory surplus requirement for The Ohio Casualty Insurance Company of $625.0 million through September 30, 2003, increasing to $650.0 million thereafter. Additionally, other covenants and customary provisions are included in the agreement. The credit agreement expires on March 15, 2005. The Corporation has not drawn on the revolver as of September 30, 2003.

As of September 30, 2003, the Corporation had cash and marketable fixed maturity investments totaling $41.0 million available for operating expenses, debt service and other purposes. In addition to its investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity.

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

On September 6, 2002, A.M. Best Company affirmed the Group's financial strength rating of "A-" and assigned a positive outlook. In addition, A.M. Best Company assigned an initial rating of "bbb" to Ohio Casualty Corporation's convertible notes. On August 22, 2003, A.M. Best Company revised its debt rating criteria and assigned a "bbb-" to the Ohio Casualty Corporation's convertible notes.

On March 13, 2002, Moody's Investor Services assigned its "Baa2" rating to the Corporation's convertible notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the Corporation's convertible notes. On June 16, 2003, Moody's Investor Services (Moody's) affirmed its "Baa3" rating on the convertible notes and affirmed the "A3" insurance financial strength ratings on the Group's intercompany pool. Moody's also placed a stable outlook on its rating. In addition, Moody's also assigned prospective ratings to the $500 million universal shelf registration filed on May 8, 2003. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "Baa3", "Ba1" and "Ba2", respectively.

On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's convertible notes and placed a stable outlook on its rating. On November 5, 2002, Fitch, affirmed its "BBB-" rating on the Corporation's convertible notes and placed a stable outlook on its rating.

On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating to the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, S&P revised its outlook to negative from stable and indicated that the Group's financial strength rating would be reviewed for possible downgrade. On April 30, 2003, S&P affirmed its "BBB" financial strength rating for the Group and maintained its negative outlook. On May 13, 2003 S&P assigned prospective ratings to Ohio Casualty's universal shelf. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "BB", "B+" and "B", respectively.

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

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K

  I.  Reports on Form 8-K:

      The Corporation filed a Form 8-K on August 7, 2003 to report under
      Item 9, the filing of a press release announcing the Corporation's second quarter 2003 results and certain Supplemental Financial Information. Exhibits to the Form 8-K consisted of the press release dated August 7, 2003 and Supplemental Financial Information.

      The Corporation filed a Form 8-K on September 11, 2003 to report under Item 5, a financial presentation to discuss the Corporation's Strategic Plan for 2004-2006. Exhibits to the Form 8-K consisted of the slide presentation materials of the Corporation dated September 12, 2003.

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

					    OHIO CASUALTY CORPORATION
					---------------------------------
						   (Registrant)






November 10, 2003                        /s/Donald F. McKee
					--------------------------------
					Donald F. McKee, Executive Vice
					President and Chief Financial
					Officer
					(on behalf of Registrant and as
					Principal Accounting Officer)