Form 10-K
period 2003-12-30
OHIO CASUALTY CORP
filed 2004-03-12
CIK 73952

==============================================================================

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C.   20549

				  FORM 10-K

   [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
					       Yes    X        No
						   -------         -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
					       Yes    X        No
						   -------         -------
    The aggregate market value as of June 30, 2003 of the voting stock held by non-affiliates of the registrant was $727,504,083 determined by multiplying the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

    On March 1, 2004 there were 61,136,858 common shares outstanding.

==============================================================================

		       Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2004, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

			     TABLE OF CONTENTS


									Page
									----
PART I
  Item 1.   Description of Business                                       4
  Item 2.   Properties                                                   19
  Item 3.   Legal Proceedings                                            19
  Item 4.   Submission of Matters to a Vote of Security Holders          19

PART II
  Item 5.   Market for Registrant's Common Equity, Related
	    Stockholder Matters and Issuer Purchases of
	    Equity Securities                                            20
  Item 6.   Selected Financial Data                                      21
  Item 7.   Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                          23
  Item 7A.  Quantitative and Qualitative Disclosures about
	    Market Risk                                                  53
  Item 8.   Financial Statements and Supplementary Data                  54
  Item 9.   Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure                          54
  Item 9A.  Controls and Procedures                                      55

PART III
  Item 10.  Directors and Executive Officers of the Registrant           55
  Item 11.  Executive Compensation                                       56
  Item 12.  Security Ownership of Certain Beneficial Owners and
	    Management and Related Stockholder Matters                   56
  Item 13.  Certain Relationships and Related Transactions               56
  Item 14.  Principal Accountant Fees and Services                       56

PART IV
  Item 15.  Exhibits, Financial Statement Schedules and Reports
	    on Form 8-K                                                  57

Signatures                                                               78

Index to Exhibits                                                        87
Exhibit 1e    Form of amended Change in Control Agreement
Exhibit 4     Amended and Restated Rights Agreement
Exhibit 4.1   Restated Agent Share Plan
Exhibit 21    Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Auditors to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8
Exhibit 28 Information from Reports Furnished to State Insurance Regulation Authorities
Exhibit 31.1  Certification of Chief Executive Officer of Ohio
	      Casualty Corporation in accordance with SEC Rule
	      13(a)-14(a)/15(d)-14(a)
Exhibit 31.2  Certification of Chief Financial Officer of Ohio
	      Casualty Corporation in accordance with SEC Rule
	      13(a)-14(a)/15(d)-14(a)
Exhibit 32.1  Certification of Chief Executive Officer of Ohio
	      Casualty Corporation in accordance with Section 1350
	      of the Sarbanes-Oxley Act of 2002
Exhibit 32.2  Certification of Chief Financial Officer of Ohio
	      Casualty Corporation in accordance with Section 1350
	      of the Sarbanes-Oxley Act of 2002

				   PART I

Item 1.  Description of Business

(a)   General Development of Business
Ohio Casualty Corporation (the Corporation) was incorporated in Ohio in 1969. With its predecessors, the Corporation has been engaged in the property and casualty insurance business since 1919. The Corporation has six direct and indirect subsidiaries which are collectively known as the Ohio Casualty Group (the Group). The Group writes both commercial and personal lines business and is actively writing business in over 40 states. The Group consists of:

- The Ohio Casualty Insurance Company (the Company);
- West American Insurance Company (West American);
- Ohio Security Insurance Company (Ohio Security);
- American Fire and Casualty Company (American Fire);
- Avomark Insurance Company (Avomark); and
- Ohio Casualty of New Jersey, Inc. (OCNJ).

On December 1, 1998, the Company acquired substantially all of the assets and certain liabilities of the commercial lines division of the Great American Insurance Company (GAI) and certain of its affiliates. The major lines of business included in the acquisition were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto.

During the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligation to renew private passenger auto business in New Jersey. This transaction allowed the Group to stop writing business in the New Jersey private passenger auto market beginning in March of 2002. In recent years, the market in New Jersey private passenger auto had become unprofitable due to state legal requirements which made it much more difficult to control both the volume of writings and underwriting selection. Under the terms of the transaction, OCNJ agreed to pay $40.6 million to a third party, Proformance Insurance Company (Proformance), to transfer its renewal obligations. The before-tax amount of $40.6 million was charged to income in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract stipulates that a premiums-to-surplus ratio of
2.5 to 1.0 must be maintained on the transferred business during the three-year period beginning March 2002. The final measurement date is December 31, 2004 and will include use of the statutory insurance expense exhibit which is due April 1, 2005. If this criteria is not met, OCNJ will have to pay up to an additional $15.6 million to Proformance. At December 31, 2003, the Group has evaluated the contingency based upon financial data provided by Proformance and concluded that a payment is not probable and has not recognized a liability in the consolidated financial statements. The Group will continue to monitor the contingency for any future liability recognition.

As part of its strategic planning process, the Corporation carefully evaluated its competitive environment. This analysis indicated that some insurance companies have achieved combined ratios in the 90% to 100% range. Also, the surplus positions of many of these firms appear to be strengthening, at the same time, investment income growth has been constrained by the low yields on new investments. In addition, the industry took less aggressive price increases in 2003 in most insurance product lines and had an increased focus on the quality of reinsurers. Recognizing that improved industry results may mean increased price competition, the Corporation has taken steps in 2003 to achieve improved profitability through expense reduction initiatives while maintaining quality underwriting and pricing.

Item 1.  Continued

In September 2003, the Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include the ability to generate above market real growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that will provide superior operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication.

(b)     Financial Information About Segments
The revenues and operating profit of each reportable segment for the three years ended December 31, 2003 are set forth in Item 15, Note 13, Segment Information, in the Notes to the Consolidated Financial Statements on pages 72 and 73 of this Form 10-K. The combined ratios and component ratios for each reportable segment for the three years ended December 31, 2003 are presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 36 of this Form 10-K.

	Segment Description

	Commercial Lines Segment
The Group's Commercial Lines segment, which accounted for 55.0% of net premiums written in 2003, includes primarily:

- commercial multi-peril insurance (CMP), which insures a business against risks from property, liability, crime and boiler and machinery explosion losses;
- commercial automobile insurance, which insures policyholders against third party liability related to the ownership and operation of motor vehicles used in the course of business and property damage to insured vehicles. These policies may provide uninsured motorist coverage, which provides coverage to insureds and their employees for bodily injury and property damage caused by an uninsured party;
- workers' compensation insurance, which provides coverage to employers for their obligations to provide workers' compensation benefits as required by applicable statutes, including medical payments, rehabilitation costs, lost wages, and disability and death benefits. These policies also provide coverage to employees for their liability exposures under the common law; and
- general liability insurance, which insures policyholders against third party liability for bodily injury and property damage, including liability for products sold and covers the cost of the defense of claims alleging such damages.

	Specialty Lines Segment
The Group's Specialty Lines segment, which accounted for 11.4% of net premiums written in 2003 includes primarily:

- commercial umbrella insurance, which indemnifies policyholders for liability and defense costs which exceed coverage provided by the underlying primary policies, typically commercial automobile and general liability policies, and provides coverage for some items not covered by underlying policies; and

Item 1. Continued

- fidelity and surety, which insure against dishonest acts of bonded employees and the non-performance of parties under contracts, respectively.

	Personal Lines Segment
The Group's Personal Lines segment, which accounted for the remaining 33.6% of net premiums written in 2003, includes primarily personal automobile and homeowners' insurance sold to individuals.

The following table shows the Group's total property and casualty net premiums written by operating segments and selected product lines for the periods indicated. Net premiums written include gross premiums less premiums ceded pursuant to reinsurance programs.


				      Statutory Net Premiums Written
OPERATING SEGMENTS and                ------------------------------
SELECTED PRODUCT LINES                         (in millions)
or MARKETS                             2003         2002            2001
----------------------                 ----         ----            ----
Commercial Lines                    $  792.6     $  762.2        $  689.6
  Workers' compensation                132.4        143.9           148.6
  Commercial auto                      228.3        213.4           186.7
  General liability                     83.4         84.5            79.0
  CMP, BOP, fire and inland marine     348.5        320.4           275.2

Specialty Lines                        164.9        179.9           136.1
  Commercial umbrella                  120.9        132.6            92.1
  Fidelity and surety                   43.9         45.6            38.7

Personal Lines                         484.1        506.5           646.5
  New Jersey personal auto              (1.1)        24.2           120.2
  Other personal lines                 485.2        482.3           526.3
    Other personal auto                293.8        297.1           330.8
    Homeowners                         157.2        153.7           162.0

       Total All Lines              $1,441.6     $1,448.6        $1,472.2

Property and casualty statutory net premiums written decreased $7.0 million in 2003 from 2002. This decrease resulted from Personal Lines withdrawal from selected markets, stricter underwriting guidelines for Commercial Lines, including the non-renewal of certain construction-defect related risks and workers' compensation risks in several states and higher reinsurance costs, primarily for the commercial umbrella product line.

The net premiums written decrease in 2002 from 2001 can be attributed primarily to the non-renewal of the Group's New Jersey private passenger auto business that began in March of 2002. As of year-end 2003 there are no remaining New Jersey private passenger auto policies.

Item 1. Continued

(c)   Narrative Description of Business

      Marketing and Distribution

The Group is represented by approximately 3,000 independent insurance agencies with over 5,100 agents. These agents also represent other unaffiliated companies which may compete with the Group. The six claim and seven underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2003, these agencies represented 16.2% of the Group's total agency force and wrote 38.3% of its book of business. The policies placed by key agents have consistently produced a lower statutory loss ratio for the Group than policies placed by other agents.

The Group targets small business customers for its Commercial Lines segment. The Group's typical Commercial Lines customer is a small business with minimal number of employees and a need to conveniently purchase a package of coverages. For the year 2003, this Commercial Lines customer group, categorized by commercial liability premium volume, included approximately 75% contractors/artisans, 10% mercantile, 9% building/premises, and 6% manufacturers. The Group believes this small business customer group offers an opportunity to achieve superior underwriting results through development and maintenance of strong agent and customer relationships and application of the Group's underwriting and pricing expertise.

The Group markets its Specialty Lines segment predominately to policyholders who have purchased commercial automobile and general liability policies and have a need for additional coverage under umbrella policies to cover costs which might exceed the underlying policies limits or are not covered under such policies.

The Group markets personal automobile insurance primarily to standard and preferred risk drivers. Standard and preferred risk drivers are those who have met certain criteria, including a driving record which reflects a low historical incidence of at-fault accidents and moving violations of traffic laws. The Group does not target "non-standard" risk drivers who fall outside these criteria.

Item 1. Continued

(d)  Financial Information about Geographic Areas

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated direct premiums written for the Group's ten largest states:

			     Ten Largest States
			   Direct Premiums Written
				(in millions)

			Percent                           Percent                             Percent
		 2003  of Total                    2002  of Total                      2001  of Total
		 ----  --------                    ----  --------                      ----  --------
New Jersey     $166.9    10.6     New Jersey     $186.6    12.1      New Jersey    $  265.0    17.1
Ohio            140.1     8.9     Ohio            142.7     9.3      Ohio             150.6     9.6
Pennsylvania    129.1     8.2     Pennsylvania    119.0     7.8      Kentucky         119.1     7.7
Kentucky        122.0     7.8     Kentucky        115.4     7.5      Pennsylvania     105.5     6.8
Illinois         81.1     5.2     Illinois         79.5     5.2      Illinois          79.0     5.1
North Carolina   77.7     4.9     North Carolina   75.2     4.9      North Carolina    70.9     4.6
Maryland         70.2     4.5     Indiana          63.2     4.1      Indiana           68.2     4.4
Texas            65.7     4.2     Maryland         61.8     4.0      Maryland          58.5     3.8
New York         63.3     4.0     New York         57.9     3.8      Texas             49.2     3.2
Indiana          60.9     3.9     Texas            55.9     3.6      New York          41.4     2.7
	       ------   -----                    ------   -----                    --------   -----
	       $977.0    62.2                    $957.2    62.3                    $1,007.4    65.0
               ======    ====                    ======    ====                    ========    ====

	Investments

The distribution of the Corporation's and the Group's invested assets is determined by a number of factors, including:
- rates of return;
- investment risks;
- insurance law requirements;
- diversification;
- liquidity needs;
- tax planning;
- general market conditions; and
- business mix and liability payout patterns.

Periodically, the investment portfolios are reallocated subject to the parameters set by the Investment Committee. Management evaluates the investment portfolio on a regular basis to determine the optimal investment strategy based upon the factors mentioned above. Throughout 2002 and 2001, equity securities were sold, many of which had substantially appreciated in value compared to earlier periods. This sale program was in response to a decision to reduce equity holdings in favor of investment grade fixed maturities.

Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk. As a result of improved underwriting profitability, the Corporation and the Group began gradually increasing funds invested in tax exempt fixed maturities in 2003. Tax exempt fixed maturity securities as a percentage of amortized cost, increased to 2.7% of the fixed

Item 1. Continued

maturity available-for-sale portfolio at December 31, 2003, versus 1.5% at December 31, 2002 and 1.1% at December 31, 2001. Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk.

The consolidated fixed maturity portfolio has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio at December 31, 2003 was approximately 4.6 years. The Corporation and the Group remain fully invested and do not build up large cash positions in anticipation of changes in interest rates. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

The following table sets forth the carrying values and other data of invested assets as of the end of the years indicated:

			Distribution of Invested Assets
				($ in millions)

			  Average               %                  %                  %
			  Rating      2003    Total      2002    Total      2001    Total
			  -------     ----    -----      ----    -----      ----    -----
U.S. Government:
 Available-for-sale        AAA     $   43.2     1.2   $   29.1     0.8   $   29.4     0.9
States, municipalities
and political
subdivisions:
 Investment grade:
   Available-for-sale       AA         79.1     2.1       45.0     1.3       29.6     0.9
 Below investment
 grade:
   Available-for-sale        -            -       -        1.8     0.1        1.7     0.1
Corporate securities:
 Investment grade:
   Available-for-sale        A      2,001.4    53.4    1,817.4    51.9    1,516.6    45.7
   Held-to-maturity         A+        167.7     4.5          -       -          -       -
 Below investment
 grade:
   Available-for-sale      BB-         84.0     2.2       92.2     2.6       87.0     2.6
Mortgage-backed
securities:
 Investment grade:
   Available-for-sale      AAA        799.8    21.3     1,143.0   32.6    1,102.2    33.2
 Held-to-maturity          AAA        188.4     5.0           -      -          -       -
 Below investment
 grade:
   Available-for-sale        B         14.7     0.4        11.3    0.3        5.6     0.2
				   --------   -----    --------  -----   --------   -----
Total fixed maturities              3,378.3    90.1     3,139.8   89.6    2,772.1    83.6

Equity securities                     329.0     8.8       312.5    9.0      489.0    14.7

Short-term investments                 40.4     1.1        49.8    1.4       54.8     1.7
				   --------   -----    --------  -----   --------   -----
Total securities                   $3,747.7   100.0    $3,502.1  100.0   $3,315.9   100.0
				   ========   =====    ========  =====   ========    =====

Total carrying value
 of securities                     $3,747.7            $3,502.1          $3,315.9
				   ========            ========          ========
Total amortized cost
 of securities                     $3,325.6            $3,109.9          $2,895.0
				   ========            ========          ========

Item 1. Continued

At December 31, 2003, the available-for-sale fixed maturity portfolio totaled $3,022.2 million, which consisted of 96.7% investment grade securities and 3.3% below investment grade securities. The market value of the below investment grade portfolio was $98.7 million at December 31, 2003. The held-to-maturity fixed maturity portfolio totaled $356.1 million (carried at amortized cost) at December 31, 2003 and consisted entirely of investment grade securities. Investments are classified as below investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the securities are classified based upon the ratings of other agencies, including the National Association of Insurance Commissioners. The market value of split-rated fixed maturity investments (i.e., those having an investment grade rating from one rating agency and a below investment grade from another rating agency) was $24.0 million at December 31, 2003.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significant because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured and subordinated to other debt. Investment grade securities are also subject to significant risks relating to the issuer, including additional leveraging, changes in control or worse than previously expected operating results. In most instances, investors are unprotected with respect to these risks, the effects of which can be substantial.

The following table shows yield, based on cost, of the fixed maturity portfolio as of the end of the years indicated:

				      2003      2002      2001
				      ----      ----      ----
   Investment grade                    6.3%      6.7%      7.3%
   Below investment grade              8.8%      9.5%      9.1%
   Total taxable                       6.4%      6.8%      7.5%
   Tax exempt                          5.0%      6.2%      6.5%


At December 31, 2003, the equity portfolio had a market value of $329.0 million, or 8.8% of the total invested assets. Equity securities are carried at fair value on the consolidated balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2003, the equity portfolio consisted of stocks in 44 separate entities in 35 industries. As of December 31, 2003, 32.3% of the equity portfolio was invested in five companies and the largest single position was 8.1% of the total equity portfolio. At December 31, 2002, the percentage represented by the top five holdings accounted for 33.0% of the total equity portfolio, and the largest single position was 10.4% of the total equity portfolio.

The portfolio strategy, with respect to common stocks, is to invest in companies whose stocks have below average valuations but above average growth prospects. The Corporation and the Group focus on large companies with dominant market positions, excellent profitability and strong balance sheets. Equity securities are marked to fair value on the consolidated balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The effects of future stock market volatility is managed by maintaining an appropriate ratio of equity securities to shareholders' equity and statutory surplus.

Item 1. Continued

    Liabilities for Unpaid Losses and Loss Adjustment Expenses

Liabilities for losses and loss adjustment expenses (LAE) are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. The effect of these adjustments may have a material adverse impact on the results of operations of the Group. The estimated liabilities include direct costs of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process.

The effect of catastrophes on the Group's results cannot be accurately predicted and may have a material adverse effect on the Group's results. In 2003, 2002 and 2001, the Group was impacted by 21, 25 and 19 catastrophes, respectively. The largest incurred catastrophe loss in each of these years was $11.5 million, $7.5 million and $17.8 million, respectively. Additional catastrophes with over $1 million in incurred losses numbered nine in 2003, six in 2002 and four in 2001. For additional discussion of catastrophe losses, please refer to Item 15, Note 9, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 71 and 72 of this Form 10-K.

In the normal course of business, the Group is involved in disputes and litigation regarding the terms of insurance contracts and the amount of liability under such contracts arising from insured events. The liabilities for losses and LAE include estimates of the amounts for which the Group may be liable upon settlement or other conclusion of such litigation.

Because of the inherent future uncertainties in estimating ultimate costs of settling claims, actual losses and LAE may deviate substantially from the amounts recorded in the Corporation's consolidated financial statements. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be accurately predicted since conditions, events and trends which led to historical loss and loss adjustment expense development and which serve as the basis for estimating ultimate claims cost may not occur in the future in exactly the same manner, if at all.

The anticipated effect of inflation is implicitly considered when estimating the liability for losses and LAE based on historical loss development trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends.

The following tables present an analysis of losses and LAE and related liabilities for the periods indicated. The first table represents the impact of current and prior accident years on calendar year losses and LAE. The second table displays the development of losses and LAE liabilities as of successive year-end evaluations for each of the past ten years. The accounting policies used to estimate liabilities for losses and LAE are described in Note 1J, Summary of Significant Accounting Policies and Note 9, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 63, 71 and 72 of this Form 10-K.

Item 1. Continued

     Reconciliation of Liabilities for Losses and Loss Adjustment Expenses
			       (in millions)

					   2003           2002          2001
					   ----           ----          ----
Net liabilities, balance as of
  January 1                            $2,079.3       $1,982.0      $1,907.3
Incurred related to:
    Current year                          993.3        1,045.4       1,145.5
    Prior years                            34.1           84.4          58.5
				       --------       --------      --------
      Total incurred                    1,027.4        1,129.8       1,204.0

Paid related to:
    Current year                          388.6          423.6         520.2
    Prior years                           586.9          608.9         609.1
				       --------       --------      --------
      Total paid                          975.5        1,032.5       1,129.3

Net liabilities, balance as of
  December 31                           2,131.2        2,079.3       1,982.0
Reinsurance recoverable                   496.6          354.4         168.7
				       --------       --------      --------
Gross liabilities, balance as of
  December 31                          $2,627.8       $2,433.7      $2,150.7
				       ========       ========      ========

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities
(In millions)

Year Ended December 31            1993         1994         1995         1996         1997
------------------------------   ------       ------       ------       ------       ------
Net liability as originally
  estimated:                   $   1,693.6  $   1,606.5  $   1,557.1  $   1,486.6  $   1,421.8

Life Operations Liability              0.7          1.0          3.9          3.7          0.1

P&C Operations Liability       $   1,692.9  $   1,605.5  $   1,553.2  $   1,482.9  $   1,421.7

Net cumulative payments as of:
  One year later                     533.6        510.2        486.2        483.6        449.8
  Two years later                    833.4        803.3        772.7        747.4        751.2
  Three years later                1,017.9        997.0        944.3        950.1        919.3
  Four years later                 1,147.3      1,106.4      1,080.4      1,058.3      1,016.9
  Five years later                 1,218.9      1,203.7      1,151.0      1,121.3      1,088.7
  Six years later                  1,288.1      1,257.3      1,198.3      1,171.2      1,137.6
  Seven years later                1,331.3      1,293.5      1,239.3      1,207.0
  Eight years later                1,363.1      1,329.0      1,271.2
  Nine years later                 1,393.0      1,357.4
  Ten years later                  1,418.8

Gross cumulative payments as of:
  One year later                     547.4        522.8        500.1        498.3        469.9
  Two years later                    859.1        827.2        798.1        781.9        775.4
  Three years later                1,051.9      1,030.7        988.7        983.4        950.4
  Four years later                 1,190.5      1,158.8      1,123.2      1,098.7      1,057.5
  Five years later                 1,278.6      1,254.5      1,200.6      1,171.2      1,131.5
  Six years later                  1,347.0      1,314.6      1,257.4      1,223.2      1,187.0
  Seven years later                1,396.5      1,359.9      1,300.6      1,265.3
  Eight years later                1,437.5      1,397.7      1,338.8
  Nine years later                 1,469.9      1,432.4
  Ten years later                  1,501.9



Year Ended December 31            1998         1999         2000         2001         2002         2003
------------------------------   ------       ------       ------       ------       ------       ------
Net liability as originally
  estimated:                   $   1,865.6  $   1,823.3  $   1,907.3  $   1,982.0  $   2,079.3  $   2,131.2

Life Operations Liability              0.1          -            -            -            -            -

P&C Operations Liability       $   1,865.5  $   1,823.3  $   1,907.3  $   1,982.0  $   2,079.3  $   2,131.2

Net cumulative payments as of:
  One year later                     640.2        614.0        609.1        608.9        586.7
  Two years later                    999.1        960.5      1,002.7      1,015.2
  Three years later                1,223.3      1,226.2      1,290.4
  Four years later                 1,385.2      1,399.5
  Five years later                 1,485.7
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                     654.2        636.5        647.1        636.8        674.9
  Two years later                  1,022.2      1,007.1      1,060.6      1,122.7
  Three years later                1,261.1      1,281.4      1,404.5
  Four years later                 1,426.5      1,492.0
  Five years later                 1,532.4
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Item 1.   Continued

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)
(In millions)

Year Ended December 31            1993         1994         1995         1996         1997
------------------------------   ------       ------       ------       ------       ------
Net liability re-estimated as of:

  One year later                   1,539.2      1,500.5      1,474.8      1,428.0      1,355.6
  Two years later                  1,510.9      1,501.5      1,441.1      1,403.1      1,386.4
  Three years later                1,515.1      1,486.5      1,445.7      1,439.0      1,400.7
  Four years later                 1,525.5      1,507.3      1,478.8      1,456.9      1,392.0
  Five years later                 1,551.0      1,546.8      1,497.6      1,448.0      1,441.7
  Six years later                  1,587.9      1,566.3      1,492.0      1,489.8      1,459.7
  Seven years later                1,609.6      1,560.9      1,532.2      1,504.2
  Eight years later                1,606.2      1,597.8      1,548.0
  Nine years later                 1,640.8      1,614.6
  Ten years later                  1,657.2

Decrease (increase) in
  original estimates:          $      35.7  $      (9.0) $       5.1  $     (21.3) $     (38.0)

Net liability as originally
   estimated:                  $   1,692.9  $   1,605.5  $   1,553.1  $   1,482.9  $   1,421.7

Reinsurance recoverable on
   unpaid losses and LAE              75.7         65.3         71.1         64.7         60.0

Gross liability as originally
   estimated:                  $   1,769.3  $   1,671.8  $   1,631.2  $   1,556.7  $   1,483.8

Life Operations Liability              0.7          1.0          7.0          9.1          2.2

P&C Operations Liability           1,768.6      1,670.9      1,624.2      1,547.6      1,481.7

One year later                     1,611.0      1,574.2      1,546.0      1,496.1      1,447.0
Two years later                    1,591.3      1,579.9      1,515.0      1,507.4      1,477.9
Three years later                  1,601.4      1,565.6      1,561.7      1,537.4      1,495.8
Four years later                   1,612.3      1,630.3      1,585.5      1,559.5      1,495.6
Five years later                   1,680.8      1,657.0      1,608.3      1,558.2      1,571.1
Six years later                    1,704.9      1,680.6      1,609.8      1,623.2      1,618.8
Seven years later                  1,731.0      1,682.8      1,671.4      1,667.9
Eight years later                  1,735.1      1,739.3      1,718.2
Nine years later                   1,788.1      1,787.4
Ten years later                    1,835.6

Decrease (increase) in
   original estimates:               (67.0)      (116.6)       (94.0)      (120.4)      (137.1)



Year Ended December 31            1998         1999         2000         2001         2002         2003
------------------------------   ------       ------       ------       ------       ------       ------
Net liability re-estimated as of:

  One year later                   1,888.4      1,880.2      1,965.8      2,066.4      2,115.2
  Two years later                  1,885.2      1,907.6      2,066.1      2,139.5
  Three years later                1,901.8      1,997.6      2,131.1
  Four years later                 1,975.8      2,032.9
  Five years later                 1,993.4
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:          $    (127.9) $    (209.5) $    (223.7) $    (157.5) $     (34.1)

Net liability as originally
   estimated:                  $   1,865.5  $   1,823.3  $   1,907.3  $   1,982.0  $   2,079.3  $   2,131.2

Reinsurance recoverable on
   unpaid losses and LAE              80.2         85.1         96.2        168.7        354.4        496.6

Gross liability as originally
   estimated:                  $   1,956.9  $   1,908.5  $   2,003.5  $   2,150.7  $   2,433.7  $   2,627.8

Life Operations Liability             11.2          -            -            -            -            -

P&C Operations Liability           1,945.8      1,908.5      2,003.5      2,150.7      2,433.7      2,627.8

One year later                     1,972.9      1,981.1      2,129.9      2,346.9      2,558.2
Two years later                    1,975.7      2,041.7      2,310.6      2,502.4
Three years later                  2,006.1      2,189.9      2,432.4
Four years later                   2,114.3      2,261.6
Five years later                   2,155.4
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Decrease (increase) in
   original estimates:              (209.7)      (353.2)      (428.9)      (351.7)      (124.5)


Item 1. Continued

	Reinsurance

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage and the programs in effect for 2003 are summarized below.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $14.0 million in losses in excess of the $1.0 million retention level for a single event. The retention on the property per risk excess of loss treaty increased from $1.0 million in 2003 to $1.5 million in 2004. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover liability losses up to $59.0 million, $24.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event. Beginning in 2003, the Group retains 3.5% of casualty losses applicable to the $5.0 million excess of $1.0 million layer. In addition, beginning in 2004, the Group retains 7 percent of all umbrella losses applicable to the $20.0 million excess of $5.0 million layer. The casualty reinsurance treaty includes a layer of coverage of $5.0 million in excess of $1.0 million that consists of a fund managed by the Group, and the Group has title to the assets. Ceded premiums are paid by the Group into the fund and reinsured losses are paid to the Group under the terms of the reinsurance agreement with various reinsurers. The reinsurers bear the risk of losses in excess of the fund. The Group's holding title to the assets and managing the investments of the fund reduces credit risk related to reinsurers. The balance of the fund as of December 31, 2003 was approximately $150.5 million.

The Group also has a surety excess of loss treaty which covers $14.0 million excess of $1.0 million ultimate net loss each loss event, subject to a limit of $42.0 million for any one contract year. The Group retains 5% of losses in the $14.0 million excess of $1.0 million layer.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $100.0 million of coverage in excess of the Group's $25.0 million retention level. In response to reduced exposures to catastrophic events, the catastrophe excess of loss treaty changed from $100.0 million in excess of $25.0 million in 2003 to $80.0 million in excess of $25.0 million in 2004. The treaty was written on a multiple year basis for years 2001 - 2003 with only a portion of the reinsurance layers expiring in a single year. This provides continuity, maintains rates and preserves each reinsurer's share of the overall program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program. Losses and LAE from the fires in Oakland, California in 1991 totaled $35.6 million and losses and LAE from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention level of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 100-250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Item 1. Continued

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large number of reinsurers are utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts, as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums, excluding the Security Trust Fund. As a result of these controls, amounts of uncollectible reinsurance have not been significant.

All of the Company's insurance subsidiaries, except OCNJ, have entered into an intercompany reinsurance pooling agreement with the Company. The purpose of this agreement is to:

- pool or share proportionately the results of property and casualty insurance underwriting operations through reinsurance;
- reduce administration expenses; and
- broaden each participating insurance subsidiary's distribution of risk.

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

	Competition

The property and casualty insurance industry is highly competitive. The Group competes on the basis of service, price and coverage. According to A.M. Best, based on net insurance premiums written in 2002, the latest year for which industry-wide comparison statistics are available:

- more than $375 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 11.3%; and
- the Group ranked as the forty-fifth largest property and casualty insurance group in the United States.

Item 1. Continued

     Regulation

	State Regulation

The Corporation's insurance subsidiaries are subject to regulation and supervision in the states in which they are domiciled and in which they are licensed to transact business. The Company, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Corporation's subsidiaries are licensed to transact business in all 50 states and the District of Columbia. Although the federal government does not directly regulate the insurance industry, federal initiatives can impact the industry.

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

Item 1. Continued

	New Jersey

Given the unfavorable regulatory environment in New Jersey and the continued unprofitability of its private passenger auto business in the state, the Group entered into a transaction in the fourth quarter of 2001 that allowed the Group to stop writing business in March of 2002 in the private passenger auto market in New Jersey. See discussion of this transaction and the New Jersey regulatory environment for private passenger automobile insurance in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27, 28, 39 and 40 of this Form 10-K.

	National Association of Insurance Commissioners (NAIC)
The Group's insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial condition and operations of insurance companies, including the Insurance Regulating Information System.

NAIC model laws and rules are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments. Ohio and Indiana are accredited. The NAIC intends to create a nationwide regulatory network of accredited states.

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:

- asset and liability risk;
- credit risk;
- underwriting risk; and
- off-balance sheet risk.

The Risk-Based Capital model law requires the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2003 statutory financial statements, the Company and each of its insurance subsidiaries had the following ratio of total adjusted capital to the Authorized Control Level:

	  The Company               653.6%
	  American Fire             856.0%
	  Ohio Security           2,119.8%
	  West American             588.5%
	  Avomark                 1,193.8%
	  OCNJ                      735.4%

As of December 31, 2003, all insurance companies in the Group exceeded the necessary statutory capital requirements.

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

Dividend payments to the Corporation from the Company are limited to approximately $86.8 million during 2004 without prior approval of the Ohio insurance department based on 10% of the Company's policyholders' surplus for the year ending December 31, 2003. Additional restrictions may result from the minimum net worth and surplus requirements in the Corporation's credit agreement as disclosed in Item 15, Note 16, Debt, on pages 74 and 75 of this Form 10-K.

	Employees

At December 31, 2003, the Company had 2,669 employees of which approximately 1,400 were located in the Fairfield and Hamilton, Ohio offices.

(e)     Available Information

The Corporation's internet website is www.ocas.com. The Corporation provides a hyperlink to the website of the Securities and Exchange Commission, www.sec.gov, where the Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports (SEC Reports) are available as soon as reasonably practicable after the Corporation has electronically filed or furnished them to the SEC. The information contained on the Corporation's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report except as stated in Part III, Item 10.


Item 2. Properties

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio.


Item 3. Legal Proceedings

The Corporation is involved in litigation and administrative proceedings arising in the ordinary course of business, which, in the opinion of management, after considering established reserves, are not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Corporation. Current litigation includes three separate proceedings making class action claims for which no class certification has been sought or granted at this time. See also Item 15, Note 8, Other Contingencies and Commitments on pages 70 and 71 of this Form 10-K.


Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted during the fourth quarter of the Corporation's 2003 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.

				  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Corporation's common shares, par value $.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last three most recent fiscal years:

			High/Low Market Price Per Share
				 (in dollars)
	Quarter           1st      2nd     3rd     4th
	2003 High       13.12    14.57   14.99   17.64
	     Low        11.57    11.67   13.24   14.40

	2002 High       19.20    22.07   20.43   18.18
	     Low        15.80    18.66   16.01   11.22

	2001 High       11.63    13.38   14.30   16.05
	     Low         8.38     8.47   10.93   12.43

(b) On March 1, 2004, the Corporation's common shares were held by 5,060 shareholders of record.

(c) The Corporation's Board of Directors discontinued the Corporation's regular quarterly dividend in February, 2001. For further discussion regarding restrictions on the payment of dividends by the Corporation, refer to Item 7, Management Discussion and Analysis on Financial Condition and Results of Operations on page 41 of this Form 10-K.

(d) Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2003 under the heading "Equity Compensation Plans."

Item 6.     Selected Financial Data


TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless otherwise noted; number of weighted average shares and dollars in millions, except per share data)

                                                 2003      2002      2001      2000
=======================================================================================
Consolidated Operations

Premiums and finance charges earned          $1,424.4  $1,450.5  $1,506.7  $1,534.0
Investment income less expenses                 208.7     207.1     212.4     205.1
Investment gains (losses) realized, net          35.9      45.2     182.9      (2.4)
---------------------------------------------------------------------------------------
Total Revenues                                1,669.0   1,702.8   1,902.0   1,736.7
Total Expenses                                1,561.4   1,709.5   1,775.6   1,866.4
Income (loss) from continuing operations         75.8      (0.9)     98.6     (79.2)
---------------------------------------------------------------------------------------
Gain on sale of discontinued operations             -         -         -         -
Cumulative effect of accounting change              -         -         -         -
---------------------------------------------------------------------------------------
Net income (loss)                                75.8      (0.9)     98.6     (79.2)
=======================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations      1.24     (0.01)     1.64     (1.32)
   Discontinued operations                          -         -         -         -
   Gain on sale of discontinued operations          -         -         -         -
   Cumulative effect of accounting changes          -         -         -         -
---------------------------------------------------------------------------------------
Net income (loss)                                1.24     (0.01)     1.64     (1.32)
=======================================================================================

Average shares outstanding - diluted*            61.3      61.3      60.2      60.1

Total assets                                  5,168.9   4,779.0   4,524.6   4,489.4
Total debt                                      198.0     198.3     210.2     220.8
Shareholders' equity                          1,145.8   1,058.7   1,080.0   1,116.6
Book value per share*                           18.80     17.43     17.97     18.59
Dividends per share*                                -         -         -      0.59

Property and Casualty Operations

Net premiums written(1)                       1,441.6   1,448.6   1,472.2   1,505.4
Net premiums earned                           1,424.4   1,450.5   1,506.7   1,533.0

Statutory loss ratio(2)                          59.7%     62.2%     66.5%     72.8%
Statutory loss adjustment expense ratio(3)       12.3%     15.7%     13.4%     11.6%
Statutory underwriting expense ratio(4)          34.1%     34.9%     35.4%     34.8%
Statutory combined ratio(5)                     106.1%    112.8%    115.3%    119.2%

Property and casualty reserves
   Unearned premiums                            703.0     668.7     666.8     696.4
   Losses                                     2,163.7   1,978.8   1,746.8   1,627.6
   Loss adjustment expenses                     464.1     454.9     403.9     376.0

Statutory policyholders' surplus(6)             867.6     725.7     767.5     812.1

Item 6.     Continued


TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless otherwise noted; number of weighted average shares and dollars in millions, except per share data)

                                                 1999      1998      1997      1996
======================================================================================
Consolidated Operations

Premiums and finance charges earned          $1,555.0  $1,268.9  $1,209.0  $1,226.6
Investment income less expenses                 184.3     169.0     177.7     183.3
Investment gains (losses) realized, net         160.8      14.4      50.7      49.7
---------------------------------------------------------------------------------------
Total Revenues                                1,900.1   1,452.3   1,437.4   1,459.6
Total Expenses                                1,763.2   1,349.3   1,263.9   1,344.7
Income (loss) from continuing operations        110.2      84.9     139.1     102.5
---------------------------------------------------------------------------------------
Gain on sale of discontinued operations           6.2         -         -         -
Cumulative effect of accounting change           (2.3)        -         -         -
---------------------------------------------------------------------------------------
Net income (loss)                               114.1      84.9     139.1     102.5
=======================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations      1.73      1.26      1.90      1.39
   Discontinued operations                       0.07      0.03      0.13      0.07
   Gain on sale of discontinued operations       0.11         -         -         -
   Cumulative effect of accounting changes      (0.04)        -         -         -
---------------------------------------------------------------------------------------
Net income (loss)                                1.87      1.29      2.03      1.46
=======================================================================================

Average shares outstanding - diluted*            61.1      65.9      68.5      70.5

Total assets                                  4,476.4   4,802.3   3,778.8   3,890.0
Total debt                                      241.4     265.0      40.0      50.0
Shareholders' equity                          1,151.0   1,321.0   1,314.8   1,175.1
Book value per share*                           19.16     21.12     19.56     16.72
Dividends per share*                             0.92      0.88      0.84      0.80

Property and Casualty Operations

Net premiums written(1)                       1,586.9   1,299.6   1,207.6   1,209.0
Net premiums earned                           1,554.1   1,267.8   1,204.3   1,223.4

Statutory loss ratio(2)                          66.9%     63.7%     62.7%     66.5%
Statutory loss adjustment expense ratio(3)       10.7%      9.1%      9.4%      9.7%
Statutory underwriting expense ratio(4)          35.2%     34.4%     33.2%     33.3%
Statutory combined ratio(5)                     112.8%    107.2%    105.3%    109.5%

Property and casualty reserves
   Unearned premiums                            725.2     668.4     494.9     491.4
   Losses                                     1,545.0   1,569.5   1,174.5   1,215.8
   Loss adjustment expenses                     363.5     376.3     307.2     331.8

Statutory policyholders' surplus(6)             899.8   1,027.1   1,109.5     984.9


TEN-YEAR SUMMARY OF OPERATIONS

(all amounts are in accordance with GAAP unless
otherwise noted; number of weighted average shares
and dollars in millions, except per share data)
                                                                     10-Year Compound
                                                 1995      1994        Annual Growth
=====================================================================================
Consolidated Operations

Premiums and finance charges earned          $1,268.3  $1,298.8            0.9%
Investment income less expenses                 188.1     185.7            1.2%
Investment gains (losses) realized, net           6.1      21.9            5.1%
-------------------------------------------------------------------------------------
Total Revenues                                1,462.5   1,506.4            1.0%
Total Expenses                                1,342.3   1,397.1            1.1%
Income (loss) from continuing operations         99.7      97.2           -2.5%
-------------------------------------------------------------------------------------
Gain on sale of discontinued operations             -         -
Cumulative effect of accounting change              -      (0.3)
-------------------------------------------------------------------------------------
Net income (loss)                                99.7      96.9            -2.4%
=====================================================================================

Income (loss) after taxes per average share outstanding - diluted*
   Income (loss) from continuing operations      1.33      1.27            -0.2%
   Discontinued operations                       0.06      0.08          -100.0%
   Gain on sale of discontinued operations          -         -
   Cumulative effect of accounting changes          -         -
-------------------------------------------------------------------------------------
Net income (loss)                                1.39      1.35            -0.8%
=====================================================================================

Average shares outstanding - diluted*            71.5      72.0            -1.6%

Total assets                                  3,980.1   3,739.0             3.3%
Total debt                                       60.0      70.0            11.0%
Shareholders' equity                          1,111.0     850.8             3.0%
Book value per share*                           15.69     11.82             4.8%
Dividends per share*                             0.76      0.73          -100.0%

Property and Casualty Operations

Net premiums written(1)                       1,250.6   1,286.4             1.1%
Net premiums earned                           1,264.6   1,297.7             0.9%

Statutory loss ratio(2)                          61.2%     61.6%           -0.3%
Statutory loss adjustment expense ratio(3)       10.2%     10.0%            2.1%
Statutory underwriting expense ratio(4)          32.6%     32.2%            0.6%
Statutory combined ratio(5)                     104.0%    103.8%            0.2%

Property and casualty reserves
   Unearned premiums                            505.8     517.8             3.1%
   Losses                                     1,268.1   1,303.6             5.2%
   Loss adjustment expenses                     356.1     367.3             2.4%

Statutory policyholders' surplus(6)             876.9     660.0             2.6%

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

Management's Discussion and Analysis (MD&A) of financial condition and results of operations addresses the financial condition of the Corporation and the Group as of December 31, 2003, compared with December 31, 2002 and December 31, 2001 and the Corporation's and the Group's results of operations for each of the three years. The supplementary financial information should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of the results of operations and financial position.

Critical Accounting Policies
Management of the Corporation has identified the policies listed below as significant accounting policies that are critical to the Corporation's business operations and influence the consolidated results of operations and financial performance. The policies listed below were selected as they require a higher degree of complexity or use subjective judgements or assessments. These policies follow accounting principles generally accepted in the United States. A brief summary of each critical accounting policy follows. For a complete discussion on the application of these and other accounting policies, see Footnote 1 on pages 62 through 64 of this Form 10-K.

Reserves for Losses and Loss Adjustment Expenses
The Group establishes reserves for losses and loss adjustment expenses (LAE) equal to the estimated amount to settle both reported (case reserves) and unreported claims (incurred but not yet reported, "IBNR"). For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. For IBNR losses, reserves are estimated using established actuarial methods. An estimate of the loss and LAE for each claim is developed using the facts in each case, the Group's experience with similar cases, the effects of current developments and anticipated trends. The methods and assumptions of making such estimates are continually reviewed and updated when considered appropriate. Any resulting adjustments are reflected in the consolidated statements of income for the period in which such estimates are changed. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the consolidated financial statements in the periods in which they are made and are referred to as prior period development. Because of the high degree of uncertainty involved in estimating loss and LAE reserves, revisions to estimated reserves could have a material impact on the results of operations of the Group.

Investments
All investment securities are classified upon acquisition as held-to-maturity or available-for-sale. Fixed maturity securities classified as held-to-maturity are carried at amortized cost because management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive income, net of deferred tax. Transfers of fixed maturity securities into the held-to maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Equity securities are carried at quoted market values

Item 7.   Continued

and include non-redeemable preferred stocks and common stocks. The difference between cost and quoted market value, net of deferred taxes, is classified as other comprehensive income. The Corporation and the Group closely monitor their fixed maturity and equity portfolios for declines in value that are deemed to be other than temporary. The portfolios are regularly evaluated based on current economic conditions, credit loss experience and other specific developments. When a decline in value is deemed to be other than temporary, the Corporation and the Group recognize a realized loss and the security is written down to its estimated fair value.

Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Upon receipt of payments from such securities, the Corporation and the Group determine the appropriate amount of the funds to be allocated as a reduction of principal and interest income. In making this allocation decision, investment personnel consider such factors as the original estimated average life of the investment, the amount of funds received to date and the timing of future cash flows. Variations from prepayment assumptions will affect the life and yield of these securities. These securities are evaluated for impairment by computing the net-present-value of expected future cash flows and comparing this to the prior period estimate of expected future cash flows from the security. When the timing and/or amount of cash expected to be received from the security has changed materially and adversely from the previous valuation, the security is considered to be other than temporarily impaired and the amortized cost is written down to the estimated fair value with a realized loss recorded in the consolidated statement of income.

Deferred Policy Acquisition Costs
The Group establishes a deferred asset for costs that vary with and are primarily related to acquiring property and casualty business. The acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses that vary directly with the acquisition of insurance contracts. These costs are amortized over the life of the underlying policies. Quarterly, an analysis of the asset is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated for the periods presented.

Agent Relationships
The Corporation and the Group have recorded an asset, which it refers to as agent relationships, for the excess of cost over the fair value of net assets acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation and the Group followed the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation models. The agent relationships asset is amortized on a straight-line basis over an estimated useful life of twenty-five years. The estimated useful life was based on the Group's actual experience for agency appointment terms for similar agents, which averaged approximately twenty-five years in length. The Corporation and the Group evaluate the estimated useful life on an annual basis or as events or circumstances arise that may impact the useful life of the asset. The asset is evaluated quarterly as events or circumstances, such as cancellation of agents, indicate a possible inability to recover the carrying amount. Cancellation of certain agents for reasons such as lack of revenue production or poor quality of business produced does not necessarily change the estimated useful life of the remaining agents representing the agent relationships intangible asset. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the

Item 7.   Continued
carrying amount of the asset, an impairment loss is recognized in income in the period in which the future cash flows are identified to be insufficient in comparison to the carrying amount of the asset. The Corporation and the Group anticipate that based on future events or circumstances additional write-downs for impairment will be made in future periods.

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

Executive-Level Overview
The Corporation earns revenue by providing businesses and consumers with competitive insurance products with high quality service and by income on funds invested. This year the Corporation achieved meaningful improvement in financial performance. Net income increased in 2003 compared to 2002 as a result of a better priced book of business through realization of double-digit price increases in certain lines and an improved risk profile as a result of tighter underwriting standards. The statutory expense ratio continued to improve as a result of expense management initiatives. The year ended with a strong capital position and the highest level of statutory policyholders' surplus since 1999.

The 2003 All Lines statutory combined ratio improved to 106.1% compared to 112.8% in 2002 as a result of lower underwriting expenses and lower LAE. These results for 2003 were slightly higher than the expected range due primarily to an increase in reserves for environmental claims in the fourth quarter of 2003, higher than expected catastrophe losses and large non-catastrophe property losses.

Although full year premiums are below last year's levels, the Group's risk profile has improved. The decline in net premiums written for the full year reflects Personal Lines withdrawal from selected markets, stricter underwriting guidelines for Commercial Lines, including the non-renewal of certain construction-defect related risks, stricter underwriting of workers' compensation risks in several states and higher reinsurance costs, primarily for the commercial umbrella product line.

Besides improving the Group's risk profile in 2003, the Group also focused on reducing expenses through a Cost Structure Efficiency program. Some of the specific areas that were addressed include more effective management of claims litigation efforts; improved procurement practices, including a reduction in telecommunications expenses; the use of emerging technologies to streamline, simplify and speed up processes and management of staff levels, including a steady reduction in employee count and a focus on increased skills training to improve products and services. In the fourth quarter of 2003 a new phase of the Cost Structure Efficiency program was initiated.
This new phase focuses on process improvements, increased productivity and appropriate staffing to deliver high levels of service to agents and policyholders. As a result of company-wide process reengineering initiatives, the Corporation announced on February 11, 2004 an immediate 260 staff and managerial position reduction with an additional reduction of 150-250 positions expected to be announced by the end of

Item 7.   Continued

the second quarter of 2004. The reduction of 260 positions will result in net savings of approximately $5.5 million before tax in 2004 and annual savings of $14.9 million before tax beginning in 2005. The Corporation will record in the first quarter of 2004 approximately $4.6 million before tax for severance and other related expenses for the 260 positions reduced.

As part of its strategic planning process, the Corporation evaluated insurance industry trends over the past couple of years. These trends show some insurance companies performing at combined ratios in the 90% to 100% range with lower investment income due to lower market yields. In addition, the industry took less aggressive price increases in 2003 in most insurance product lines and an increased focus on the quality of reinsurers. Recognizing that improved industry results may mean increased price competition, the Corporation has taken steps in 2003 to achieve improved profitability through expense reduction initiatives while maintaining quality underwriting and pricing.

During 2004, much of the focus will be on driving operational efficiencies and expense reductions throughout the organization. The reduction in personnel is expected to result in expense savings in the near future. Management acknowledges that the reengineering activities may cause disruptions to operations and has proactively taken actions to mitigate this risk.

In September 2003, the Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include abilities to generate above market real growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that provide operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication.

The key financial indicators management utilizes consist of statutory combined ratios and component ratios on both a calendar year and accident year basis, gross and net written premium growth, impact of catastrophes, renewal price increases and investment income growth.

RESULTS OF OPERATIONS

Net Income
The Corporation reported net income of $75.8 million, or $1.24 per share, compared with a net loss of $.9 million, or $.01 per share, for the year 2002, and net income of $98.6 million, or $1.64 per share, in 2001.

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

Item 7.   Continued


Reconciliation of Net Income (Loss)
before Realized Gains and Losses
($ in millions)                                2003       2002       2001
---------------------------------------------------------------------------
Net income (loss) before realized
  gains and losses                            $52.5     $(30.3)    $(36.4)
After-tax realized gains and losses            23.3       29.4      135.0
Net income (loss)                             $75.8     $ (0.9)    $ 98.6

The improved financial results for 2003 are the result of expense reductions and an improved loss ratio. Decreases in personnel and sales related expenses led to the improved results for 2003 compared with 2002. Staff reductions of 11.2% in 2003 compared to 2002 were the result of the claim department reorganization and the Lexington and Indianapolis underwriting offices being consolidated into other locations. Additional savings are anticipated to occur in 2004 as additional workflow re-engineering will occur in the first half of 2004. The loss ratio improvement in 2003 is due to tighter underwriting standards and an improved risk profile. In addition, development on prior accident years' losses and LAE decreased $50.3 million before tax from 2002 to $34.1 million before tax in 2003. During 2002, the increase in provision for prior accident years' losses and LAE totaled $84.4 million before tax and was concentrated in the general liability, commercial auto and personal auto product lines. These improved results were offset by increased catastrophe losses during 2003. The catastrophe losses before tax more than doubled to $43.8 million in 2003 from $20.8 million in 2002 resulting from storms that swept through the midwest and the effects of Hurricane Isabel.

Results in 2003 were also favorably impacted as a result of reduced costs associated with the agent relationships identifiable intangible asset. In 2003, the before-tax amortization and impairment costs were $18.7 million compared with $79.7 million in 2002 and $22.3 million in 2001. This asset represents the excess of cost over fair value of net assets for the 1998 acquisition of the GAI commercial lines division. The impairment charges occurred when estimated future cash flows of certain agents were less than the carrying value. At December 31, 2003, the largest individual agent asset carrying value is $5.9 million, which represents the maximum future impairment charge for an individual agent. Based upon historical performance of this agent, it is unlikely the agent will become impaired or cancelled in the near term. For the approximately 300 individual agents that represent the total agent relationships intangible asset, the average asset carrying value as of December 31, 2003 is $.5 million. The larger than usual impairment charge in the third quarter of 2002 was due primarily to the recognition that certain agents experienced sustained premium revenue trends that were significantly different from prior estimates, resulting in changes in estimated future cash flows for those agents. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in making these assumptions and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationship asset are likely to occur in the future and could be significant based on uncertainties such as changes in an agent's revenue production or profitability.

In 2002, results were negatively impacted by the losses and LAE for prior accident years as described above. The majority of the charge, $62.2 million before tax, occurred in the third quarter and was primarily related to construction defect claims for residential developers and contractors. The Group continues to address this specific type of business for non-renewal. For further discussion, refer to the "Loss and Loss Adjustment Expenses" section under "Liquidity and Financial Strength."

Net income for 2001 was negatively impacted by prior accident year adverse development in the Group's workers' compensation product line and asbestos related claims as well as the impact of an early retirement plan. During the fourth quarter of 2001, a member of the Group, Ohio Casualty of New Jersey, Inc. (OCNJ), entered into an agreement to transfer its obligations to renew private

Item 7.   Continued

passenger auto business in New Jersey to Proformance Insurance Company (Proformance). In recent years, the market in New Jersey private passenger auto had become unstable due to the inability to control both the volume of writings and the profitability. The Group decided to eliminate future uncertainty and risks related to the New Jersey private passenger automobile market in order to achieve its long-term strategic objectives. Management determined that it was uncertain whether profitability would return to the New Jersey private passenger auto business, as there were indications that some insurance companies were receiving premium rate increase approval from regulators while others were not. The Group's inability to determine the future impact of insurance reform legislation created additional uncertainty. Both premium rate increases and insurance reform legislation might have returned OCNJ's private passenger auto business to profitability, but it was uncertain as to if and when that would occur. As a result, the Group concluded that it was prudent to pay a fee to transfer the obligation to renew OCNJ's New Jersey private passenger auto policies in order to eliminate the future uncertainty associated with that business.

The transaction allowed the Group to stop writing private passenger auto business in New Jersey beginning in March of 2002. Under the terms of the transaction, OCNJ agreed to pay $40.6 million to Proformance to transfer its renewal obligations. The before-tax amount of $40.6 million was charged to income in the fourth quarter of 2001, reducing net income by $26.8 million on an after-tax basis. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1.0 must be maintained on the transferred business during the three year period beginning March 2002. The final measurement date is December 31, 2004 and will include use of the statutory insurance expense exhibit which is due April 1, 2005. If this criteria is not met, OCNJ will have to pay up to $15.6 million to Proformance to maintain this premiums-to-surplus ratio. At December 31, 2003, the Group evaluated the contingency based upon financial data provided by Proformance and concluded that a payment is not probable, and has not recognized a liability in the financial statements. The Group will continue to monitor the contingency for possible future liability recognition.

During 2001, loss and LAE reserves for prior accident years were strengthened by $29.6 million before tax for the workers' compensation product line and $17.6 million before tax for asbestos related claims development in other product lines. Also in 2001, the Corporation adopted an early retirement plan that impacted 147 employees and resulted in a one-time after-tax charge of $4.0 million.

Investment Results
Consolidated before-tax net investment income was $208.7 million in 2003, compared with $207.1 million in 2002 and $212.4 million in 2001. The 2003 increase in consolidated before-tax net investment income of $1.6 million is attributable to an increase in investment assets held, partially offset by increased investment expenses attributable to the implementation of a new investment accounting system, lower average yields on its fixed income portfolio, and increased investment management fees from expanded use of outside investment managers. As part of a conversion to a new investment accounting system in 2003, $5.9 million before tax expense was recorded for a change in accounting estimate relating to amortization of interest only mortgage-backed securities and asset-backed securities. Offsetting most of this charge was a $5.3 million credit for interest received on a federal income tax settlement.

The decrease in investment income of $5.3 million before tax in 2002 was attributable to the significant decline in reinvestment rates on fixed maturity investments. This decline in rates in 2002 was partially offset by increased investment in fixed maturities following the reallocation of the equity portfolio in 2002 and 2001. The reallocation in the investment portfolio reduced holdings of equity securities and increased holdings of investment grade fixed maturity securities. After-tax investment income totaled $138.4 million in 2003 compared with $136.9 million in 2002 and $141.3 million in 2001.

Item 7.   Continued

Consolidated before-tax realized net investment gains amounted to $35.9 million in 2003, $45.2 million in 2002 and $182.9 million in 2001.
Throughout 2002 and 2001 equity securities were sold, many of which had substantially appreciated in value in earlier periods. These sales were part of a program to reduce exposure to the market volatility of equity securities.

During 2003 and 2002, there were no significant realized losses on sales of securities. In 2001, a loss of approximately $6.8 million before tax was realized on the sale of fixed maturity securities issued by Enron Corporation. These securities had been purchased in prior periods and were sold both prior and subsequent to Enron Corporation's filing for bankruptcy in December 2001. Prior to 2001, these securities were not in an unrealized loss position.

In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so. At December 31, 2003, the amortized cost of the held-to-maturity portfolio was $356.1 million.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. See further discussion of important investment accounting policies in the "Critical Accounting Policies" section and in Footnote 1C on page 62 of this Form 10-K. The Corporation and the Group continually evaluate all of their investments based on current economic conditions, credit loss experience and other developments. The difference between the cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If there is a decline in a security's fair value that is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. The amount of impairment charge before tax was $10.5 million in 2003, compared to $10.9 million and $12.0 million in 2002 and 2001, respectively. The impairment charge represents .3% of the market value at December 31, 2003, 2002 and 2001, respectively of the investment portfolio. During 2003, certain AMR Corporation and Delta Air Lines, Inc. fixed maturity investments were written down by $3.9 million and $2.0 million, respectively. The write-down amounts were determined by the difference between fair value and cost of the securities at the time of the write-down. Management determined that these securities have an other-than-temporary impairment of value based on its review, which is described above.

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management's investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity, a competitive investment yield and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

The following tables summarize for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of December 31, 2003:

Item 7.   Continued


Available-for-sale with unrealized losses:
(in millions)
			Less than 12 months     12 months or longer            Total
		      ----------------------   ----------------------  ----------------------
		      Fair Value  Unrealized   Fair Value  Unrealized  Fair Value  Unrealized
				    Losses                   Losses                  Losses
		      ----------------------   ----------------------  ----------------------
Securities:
  U.S. Government        $ 14.8    $  (.1)       $   -      $    -       $ 14.8      $  (.1)
  States, municipal-
   ities and political
   subdivisions             9.0       (.2)           -           -          9.0         (.2)
  Corporate securities    248.4      (6.5)        37.0        (1.9)       285.4        (8.4)
  Mortgage-backed
   securities:
     Other                242.2      (6.8)        19.2        (1.2)       261.4        (8.0)
--------------------------------------------------------------------------------------------
Total fixed maturities    514.4     (13.6)        56.2        (3.1)       570.6       (16.7)
Equity securities            .7         -          1.6           -          2.3           -
--------------------------------------------------------------------------------------------
Total temporarily
impaired securities      $515.1    $(13.6)       $57.8       $(3.1)      $572.9      $(16.7)
============================================================================================


Held-to-maturity with unrealized losses:
(in millions)

			Less than 12 months     12 months or longer            Total
		      ----------------------   ----------------------  ----------------------
		      Fair Value  Unrealized   Fair Value  Unrealized  Fair Value  Unrealized
				    Losses                   Losses                  Losses
		      ----------------------   ----------------------  ----------------------
Securities:
  Corporate securities   $106.0    $(1.8)        $ 5.0      $ (.2)        $111.0     $(2.0)
  Mortgage-backed
    securities:
      Other               115.7     (1.9)         27.7        (.6)         143.4      (2.5)
---------------------------------------------------------------------------------------------
Total temporarily
impaired securities      $221.7    $(3.7)        $32.7      $ (.8)        $254.4     $(4.5)
=============================================================================================

As part of the evaluation of the entire $21.2 million aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2003. In the table above, there are approximately 190 securities represented. Of this total, 31 securities have unrealized loss positions greater than 5% of their market values at December 31, 2003 with none exceeding 20%. This group represents $10.0 million, or 47% of the total unrealized loss position. Of this group, 22 securities representing approximately $7.1 million in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining nine securities in an unrealized loss position for longer than twelve months totaling $2.9 million, management believes that they will recover the cost basis of these securities, and have both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors such as an issuer's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management

Item 7.   Continued

subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss recognized in the consolidated statements of income.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                 Amortized       Estimated       Unrealized
(in millions)                            Cost      Fair Value             Loss
--------------------------------------------------------------------------------
Due in one year or less               $   7.0        $    6.3          $  (0.7)
Due after one year through
  five years                             12.5            12.0             (0.5)
Due after five years through
  ten years                             108.7           106.4             (2.3)
Due after ten years                     459.1           445.9            (13.2)
--------------------------------------------------------------------------------
   Total                               $587.3          $570.6           $(16.7)


Held-to-maturity:                   Amortized       Estimated       Unrealized
(in millions)                            Cost      Fair Value             Loss
--------------------------------------------------------------------------------
Due in one year or less               $     -        $      -          $     -
Due after one year through
  five years                              5.5             5.4             (0.1)
Due after five years through
  ten years                              74.7            73.5             (1.2)
Due after ten years                     178.7           175.5             (3.2)
--------------------------------------------------------------------------------
   Total                               $258.9          $254.4            $(4.5)

Reinsurance Programs
The Group renewed all of its reinsurance programs for 2003 with only moderate changes in the program structure. Although the terrorist events of September 11, 2001 had a significant impact on the reinsurance market, the Group's reinsurance contracts continue to include coverage for acts of terrorism. Instead of being unlimited as in the past, terrorism coverage in the 2003 contracts was modified to exclude or limit coverage for certain upper layers of reinsurance. The Group believes that the terrorism coverage in its reinsurance programs is adequate to protect its financial health. The Group has renewed its reinsurance programs for 2004 except for the bond reinsurance treaty that is expected to be renewed at the April 1, 2004 expiration date. The 2004 program maintains a $1.0 million loss retention level for most risks, but the property per risk treaty has a $1.5 million loss retention level. In addition, beginning in 2004, the Group retains 7 percent of all umbrella losses applicable to the $20.0 million excess of $5.0 million layer. The top layer of the property catastrophe treaty was reduced from $50 million excess of $75 million to $30 million excess of $75 million, reflecting reduced exposure for personal lines of business. Pricing for the 2004 program reflected flat pricing for the property treaties on average and double digit increases for the casualty treaties on average.

Internally Developed Software
In 2001, the Group introduced into limited production an internally developed software application for issuing and maintaining insurance policies named P.A.R.I.S.sm, a policy administration, rating and issuance system. During 2003, the Group began capitalizing application development costs associated with the Personal Lines segment, which are expected to begin roll out in 2005 and continued capitalization for the Specialty Lines segment which are expected to be rolled out beginning in 2005. During 2002, the Group substantially completed the rollout for the Commercial Lines operating segment. A rollout begins when the application has been placed into service for one or more states for an individual major product line and ends when the application is placed into service

Item 7.   Continued

for the final state. The rollout period can exceed one year for an individual major product line. The Group capitalizes costs incurred during the application development stage, primarily relating to payroll and payroll-related costs for employees, along with costs incurred for external consultants who are directly associated with the internal-use software project. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service with before tax amortization expense of $2.6 million, $1.3 million and $.2 million for 2003, 2002 and 2001, respectively. Upon full implementation of all major product lines, the new application should impact results by approximately $4.0 million to $6.0 million before tax per year in amortization expense until 2015. Capitalized internally developed software costs (including P.A.R.I.S.sm and other internally developed software) and accumulated amortization are summarized in the table below:


(in millions)                             2003           2002           2001
-----------------------------------------------------------------------------
Cost                                     $52.0          $50.3          $41.4
Accumulated amortization                   7.2            3.7            1.0
-----------------------------------------------------------------------------
Carrying value                           $44.8          $46.6          $40.4

Management believes the carrying value of the asset is appropriate. The useful life of the internally developed software was determined by using certain assumptions and estimates. Inherent changes in these assumptions could result in an immediate impairment to the asset and a corresponding charge to net income. The Group periodically reviews the asset for impairment as events or circumstances arise that may affect the carrying value.

Statutory Results
Management uses statutory financial criteria to analyze the Group's property and casualty results and insurance industry regulators require the Group to report statutory financial measures. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and LAE ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentages of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio. All references to combined ratio or its components in the MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Footnote 15 on pages 73 and 74 of this Form 10-K.

Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. Statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, is discussed in the "Statutory Surplus" section of the "Liquidity and Financial Strength" portion of this MD&A.

All Lines Discussion
Statutory net premiums written decreased $7.0 million in 2003 to $1,441.6 million. The decline in statutory net premiums written over 2002 reflects the Group's efforts to restructure its risk profile as Personal Lines withdrew from select markets and Commercial Lines implemented stricter underwriting guidelines, including the non-renewal of certain construction defect related risks. In addition, the decline in net premiums written from last year also reflects the impact of higher reinsurance costs. Net premiums written totaled $1,448.6 million in 2002 and $1,472.2 million in 2001. The slight decline of net premiums written in 2002 when compared to 2001 is primarily attributable to the reduction in premiums related to the non-renewal of the Group's New Jersey private passenger auto business which began to be non-renewed in March of 2002.

Item 7.   Continued

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated net premiums written for the Group's five largest states:

All Lines Net Premiums Written Distributed by Top States

			     2003        2002        2001
------------------------------------------------------------
New Jersey                   11.1%       12.5%       17.4%
Ohio                          9.2%        9.4%        9.8%
Pennsylvania                  8.5%        7.9%        6.8%
Kentucky                      8.2%        7.7%        7.9%
Illinois                      5.3%        5.3%        5.1%

New Jersey is the Group's largest state with 11.1% of the total net premiums written during 2003. In recent years, New Jersey's legislative and regulatory environments for private passenger automobile insurance have become less favorable to the insurance industry. The state requires insurance companies to accept all risks that meet underwriting guidelines for private passenger automobile while rigidly controlling the rates charged. In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its New Jersey private passenger auto renewal obligations to Proformance. This transaction allowed the Group to stop writing business in the New Jersey private passenger auto and personal umbrella markets in early 2002.

The All Lines combined ratio improved 6.7 points to 106.1% in 2003, compared with 112.8% in 2002 and 115.3% in 2001. An improved underwriting expense ratio and lower losses and LAE contributed to the All Lines combined ratio improvement in 2003. The combined ratio benefited from a reduction in personnel and sales related expenses. These two items, somewhat offset by increased expenses for technology including amortization of internally developed software, contributed to the .8 point reduction in the underwriting expense ratio from 34.9% in 2002 to 34.1% in 2003. The loss and LAE ratio decreased 5.8 points from 77.9% in 2002 to 72.1% in 2003. The loss and LAE ratio was impacted by $34.1 million and $84.4 million of before tax prior accident year reserve development in 2003 and 2002, respectively, which added
2.4 points and 5.8 points to the 2003 and 2002 All Lines combined ratio, respectively. The remaining improvement of 2.4 points in the 2003 loss and LAE ratio over 2002 was due to significant improvement in the Personal Lines loss ratio primarily related to the withdrawal from New Jersey personal auto and a decrease in non-catastrophe experience for the personal property product lines.

The All Lines combined ratio improved 2.5 points in 2002 compared to 2001 due primarily to improvement in the Personal Lines and Commercial Lines loss and LAE ratio. The positive improvements resulted from tighter underwriting standards, lower catastrophe losses and large losses offset by increases in loss and LAE reserves due to adverse prior years development, primarily related to construction defect losses.

The loss and LAE ratios were impacted negatively in 2003, 2002 and 2001 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio components of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

In 2003, the All Lines accident year combined ratio was 103.7%, which is 2.4 points better than the All Lines calendar year combined ratio of 106.1%. The All Lines combined ratio for accident years 2002 and 2001, measured as of December 31, 2003, were 104.2% and 110.9%, respectively.

Item 7.   Continued

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:


(in millions)                              2003          2002          2001
----------------------------------------------------------------------------
Statutory net liabilities,
  beginning of period                  $2,078.7      $1,982.0      $1,907.3
Increase in provision for prior
  accident year claims                    $34.1         $84.4         $58.5
Increase in provision for prior
  accident year claims as % of
  premiums earned                           2.4%          5.8%          3.9%

In 2003, the impact of this adverse development for prior accident years' losses and LAE was concentrated in the commercial multi-peril product line of the Commercial Lines operating segment and in the personal auto product line of the Personal Lines operating segment. The commercial umbrella product line experienced significant favorable development for prior years' losses and LAE, primarily due to a reduction in estimated future costs for claims adjuster related expenses. The total provision for prior years' losses and LAE of $34.1 million before tax represents 1.6% of loss and LAE reserves as of year-end 2002.

The comparable amount of provision for prior years' losses and LAE recognized during the year 2002 was $84.4 million before tax representing 4.3% of loss and LAE reserves as of year-end 2001. This was concentrated in the commercial auto and general liability product lines of the Commercial Lines operating segment.

The comparable amount for provisions for prior years' losses and LAE recognized during the year 2001 was $58.5 million before tax. This represents 3.1% of loss and LAE reserves as of year-end 2000. This was concentrated primarily in the workers' compensation and general liability product lines.

The 2002 combined ratio includes a reallocation of LAE reserve estimates related to claims adjuster salaries, benefits and similar costs from the Commercial and Specialty Lines segments to the Personal Lines segment. This increased the 2002 Personal Lines segment combined ratio by 1.5 points and decreased the Commercial and Specialty Lines segments combined ratios by .6 points and 2.4 points, respectively.

Catastrophe losses in 2003 totaled $43.8 million, compared with $20.8 million in 2002 and $34.6 million in 2001. The Group was impacted by 21 separate catastrophes in 2003, compared with 25 catastrophes in 2002 and 19 in 2001. Catastrophe losses added 3.1 points to the combined ratio in 2003, compared with 1.4 points in 2002 and 2.3 points in 2001. The effects of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance.

Catastrophe losses, net of reinsurance, for each of the last three years were:

Catastrophe Losses
(before tax)                             2003        2002        2001
------------------------------------------------------------------------
Dollar Impact (in millions)             $43.8       $20.8       $34.6
Statutory Combined
  Ratio Impact                            3.1%        1.4%        2.3%

Item 7.   Continued


The seven-year historical catastrophe impact on the loss ratio compared to 2003 actual for all lines of business were:


Loss Ratio Point Impact               Q1      Q2      Q3      Q4      Annual
-----------------------------------------------------------------------------
1997-2003 Historical Average         1.6     4.7     3.1     0.8        2.6
2003 Actual                          3.2     4.0     4.5     0.7        3.1

The underwriting expense ratio, which measures underwriting expenses as a percentage of net premiums written, decreased by .8 points in 2003 to 34.1% compared with 34.9% in 2002 and 35.4% in 2001. The 2003 underwriting expense ratio was favorably impacted by a reduction in employee related costs and lower sales related expenses as a percentage of premiums, and was partially offset by higher expenses related to investments in technology. Sales related expenses for 2003 included the resumption of a ceding commission for certain layers of commercial umbrella reinsurance and also agent bonus commission levels more similar to years prior to 2002. The employee count continued to decline in 2003 with an 11.2% decline over 2002, resulting in part from claim staff reorganization and underwriting facility consolidations. The employee count was 2,669, 3,004 and 3,365 as of December 31, 2003, 2002 and 2001, respectively.

The underwriting expense ratio for the year 2002 decreased compared to 2001 due primarily to the 2001 impact of 2.7 points related to the $40.6 million New Jersey transfer fee. The year 2002 underwriting expense ratio experienced upward pressure due to two factors with a total impact of approximately 1.6 points. These two factors were the non-renewal of the New Jersey private passenger auto business, which had lower commission rates and lower variable processing costs than most other business and the elimination of ceding commissions received in previous years on umbrella premiums ceded to reinsurers. The 2002 commission expense ratio, a component of the underwriting expense ratio, was at a relatively high level due to higher than expected umbrella net premiums written, which had a relatively high commission rate on a net of reinsurance basis and to higher than expected accruals for agent bonus commissions.

The 2003, 2002 and 2001 statutory underwriting expenses also included $5.2 million, $2.6 million and $.5 million of software amortization expense before tax, respectively, related to the rollout of P.A.R.I.S.sm, a new internally developed software application. On a statutory accounting basis, the new application is being amortized over a five-year period (compared to ten-year period under GAAP) in accordance with statutory accounting principles.
During 2002, the Group substantially completed the rollout of the new application for the Commercial Lines segment. During 2003, the Group began capitalizing application development costs associated with the Personal Lines segment which are expected to begin rollout in 2005. The Specialty Lines segment is on target for rollout in the beginning of 2005. Upon full implementation, the impact on statutory expenses is expected to be approximately $8.0 million to $12.0 million in annual amortization expense before tax through 2010. The additional cost is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

Segment Discussion
In June of 2001, the Corporation introduced an organizational structure around three business units: Commercial Lines, Specialty Lines, and Personal Lines. These business units represent the Corporation's operating segments as well as its reportable segments. Within each operating segment are distinct insurance product lines that generate revenues by selling a variety of personal, commercial, and surety insurance products. The Commercial Lines operating segment sells commercial multiple peril, commercial auto, general liability and workers' compensation insurance as its primary products. The Specialty Lines operating segment sells commercial umbrella, excess

Item 7.   Continued

insurance and fidelity and surety insurance as its primary products. The Personal Lines operating segment sells personal automobile and homeowners insurance as its primary products. The Corporation also has an all other segment, which derives its revenue from investment income and premium financing. The following tables provide key financial measures for each of the property and casualty reportable segments:


Commercial Lines Segment
(in millions)                           2003          2002          2001
--------------------------------------------------------------------------
Net premiums written                  $792.6        $762.2        $689.6
Net premiums earned                   $777.4        $725.6        $707.6
Loss ratio                              61.4%         60.8%         64.5%
Loss expense ratio                      14.5%         18.0%         15.3%
Underwriting expense ratio              36.4%         36.3%         36.4%


Specialty Lines Segment
(in millions)                           2003          2002          2001
--------------------------------------------------------------------------
Net premiums written                  $164.9        $179.9        $136.1
Net premiums earned                   $162.7        $158.5        $130.6
Loss ratio                              28.7%         39.0%         42.0%
Loss expense ratio                       5.0%         11.0%         10.4%
Underwriting expense ratio              43.5%         44.1%         38.4%



Personal Lines Segment
(in millions)                           2003          2002          2001
--------------------------------------------------------------------------
Net premiums written                  $484.1        $506.5        $646.5
Net premiums earned                   $484.3        $566.3        $668.0
Loss ratio                              67.5%         70.5%         73.4%
Loss expense ratio                      11.0%         14.0%         12.1%
Underwriting expense ratio              27.1%         29.6%         33.7%

	Commercial Lines Segment
The Commercial Lines combined ratio for the year 2003 decreased 2.8 points to 112.3% from 115.1% in 2002. The improvement in the combined ratio occurred in spite of 5.3 points of adverse development on loss and LAE reserves primarily in the workers' compensation and commercial multiple peril product lines. The combined ratio improved from 2001 to 2002 by 1.1 points. This improvement was less than expected due to $73.9 million of adverse development in loss and LAE reserves from prior years adding 10.2 points to the 2002 combined ratio. Of this amount, approximately $51.6 million related to construction defect issues which added 7.1 points to the combined ratio for 2002. Renewal price increases had a positive impact during 2003, 2002 and 2001. The 2003 average renewal price increase was 11.4% for Commercial Lines direct premiums written, compared with 16.3% and 15.2% average renewal price increases(1) in 2002 and 2001, respectively. The 2003 average renewal price increase is lower than in prior years due to a broad trend indicating that Commercial Lines policies are approaching price adequacy and competitive pricing pressures in the marketplace are increasing.

(1)When used in this report, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

Item 7.   Continued

Commercial Lines results for 2003 included higher than expected catastrophe losses and large non-catastrophe losses compared to 2002. Catastrophe losses added 2.6 points in 2003 to the Commercial Lines combined ratio, compared to
0.5 points in 2002 and 1.0 point in 2001. Large non-catastrophe losses related to current accident year losses measured as of December 31 added 7.2 points, 4.6 points and 5.5 points to the combined ratio for 2003, 2002 and 2001, respectively.

The workers' compensation product line combined ratio decreased 6.2 points in 2003 to 123.0%, despite 7.1 points of adverse prior years loss and LAE reserve development, 3.8 points of which was due to increased reserves on two lifetime workers' compensation claims. Although this line continues to experience adverse development on prior accident years', the combined ratio has decreased for the third year in a row. In 2002, the combined ratio decreased 9.4 points to 129.2%, compared to 138.6% in 2001. The loss ratio was the main component driving the high combined ratios in all three years. The 2003 workers' compensation loss ratio was 78.3% compared to 80.6% in 2002 and 95.8% in 2001. Adverse development of prior year losses due to an increase in claims severity contributed to the poor results for all three years. The 2003 accident year loss ratio of 69.0% was 9.3 points lower than the 2003 calendar year loss ratio. The 2002 and 2001 accident year loss ratios were 72.5% and 73.3%, respectively, which were 8.1 points and 22.5 points lower than the respective calendar year loss ratios.

Although the Group has taken actions to improve workers' compensation results, including a more conservative underwriting appetite in states where there is rate inadequacy despite the attainment of double-digit renewal increases for the year, the product line continues to be negatively impacted by assessments for the National Workers' Compensation residual market pool. The impact of the National Workers' Compensation residual market pool added
4.5 points to the workers' compensation combined ratio in 2003, compared to
1.5 points in 2002 and decreased the ratio 1.9 points in 2001.

The Group continued to achieve average renewal price increases for workers' compensation of 14.7% for 2003, compared with increases of 20.1% and 16.6% for 2002 and 2001, respectively. Net premiums written for 2003, 2002 and 2001 totaled $132.4 million, $143.9 million, and $148.6 million, respectively. The continued decrease in net premiums written for workers' compensation is the result of the Group's initiative to responsibly price and underwrite this product line in order to make the line more profitable.

The commercial auto product line net premiums written increased $14.9 million or 7.0% to $228.3 million in 2003. During 2002, net premiums written for this line increased $26.7 million, or 14.3% to $213.4 million, compared with $186.7 million in 2001. The 2003, 2002 and 2001 increases were driven by renewal price increases, averaging 11.0%, 15.2% and 15.5%, respectively.

The 2003 commercial auto combined ratio improved 4.7 points to 105.5% compared to 110.2% in 2002. This improvement is largely due to improved underwriting, the effect of renewal price increases and less adverse loss and LAE reserve development from prior years. The 2002 commercial auto combined ratio increased to 110.2%, from 107.6% in 2001. The increase in the combined ratio from 2001 is due to greater than expected average settlement amounts (loss severity) from prior years. The accident year combined ratios for this line were 104.6% in 2003, 99.0% in 2002 and 105.2% in 2001. The increase in the accident year combined ratio from 2002 is due to an increase in the number of large losses as measured by higher average paid losses and case reserves.

Net premiums written for the commercial multiple peril, fire and inland marine product lines increased 8.7% to $348.4 million in 2003. These product lines also experienced an increase in 2002 of 16.4% to $320.4 million, compared with $275.2 million in 2001. The combined ratio increased in 2003 to 109.7% as a result of higher than expected catastrophe losses, large property losses and adverse

Item 7.  Continued

prior years loss development. Catastrophe losses added 6.3 points to the combined ratio in 2003, compared to 1.5 and 2.9 points in 2002 and 2001, respectively. Large property losses were $22.5 million in 2003, which added
6.7 points to the combined ratio compared with $16.2 million in 2002, adding
5.4 points to the 2002 combined ratio. Adverse development in 2003 added 7.1 points to the 2003 combined ratio compared to .6 points in 2002. In 2002, the combined ratio decreased to 95.8% from 106.4% in 2001. The improvement from 2001 to 2002 resulted from strong new and renewal pricing and more selective and focused underwriting.

Net premiums written for the monoline general liability product line decreased slightly to $83.4 million compared to $84.5 million in 2002 and $79.0 million in 2001. The small decrease in 2003 is a result of actions taken on classes of business potentially subject to construction defect losses. The increase from 2001 to 2002 is due to higher new and renewal pricing levels.

The general liability product line combined ratio decreased 48.7 points in 2003 to 122.6%, compared to 171.3% in 2002. The large decrease is due to a higher than desired 2002 loss ratio, which is attributable to 57.8 points of adverse development in 2002 compared to 8.2 points of adverse development in 2003. The 2001 combined ratio was 120.8%. The accident year combined ratio for 2003 was 114.4% compared to 108.8% and 122.9% in 2002 and 2001, respectively. The increase in the 2003 accident year combined ratio is a result of higher severity for this line of business. The difference between the accident and calendar year results in 2002 is primarily due to increases in residential general contractors and developers related construction defect reserves established for prior accident years due to greater than expected frequency and loss severity. The construction defect issues are being addressed by continuing and expanding previous underwriting actions on certain classes of business that are more prone to construction defect claims.

Statutory Earned Premium
and Combined Ratios
							      Combined Ratios
					 ------------------------------------------------------
(by operating segment,          2003              Accident          Accident          Accident
including selected             Earned               Year              Year              Year
major product lines)           Premium     2003    2003(a)   2002    2002(a)   2001    2001(a)
===============================================================================================
Commercial Lines              $  777.4    112.3%   107.1%   115.1%   101.3%   116.2%   109.8%
  Workers' Compensation          134.7    123.0%   115.9%   129.2%   116.1%   138.6%   111.2%
  Auto Commercial                221.2    105.5%   104.6%   110.2%    99.0%   107.6%   105.2%
  General Liability               84.4    122.6%   114.4%   171.3%   108.8%   120.8%   122.9%
  CMP, Fire & Inland Marine      337.1    109.7%   103.3%    95.8%    93.8%   106.4%   107.6%


Specialty Lines                  162.7     77.2%    90.3%    94.0%    89.4%    90.8%    82.3%
  Commercial Umbrella            120.5     80.5%    93.3%    97.7%    94.5%    93.6%    81.6%
  Fidelity & Surety               41.8     68.1%    81.1%    81.7%    74.2%    76.8%    76.5%

Personal Lines                   484.3    105.6%   102.7%   114.1%   111.2%   119.2%   117.6%
  New Jersey personal
   auto (b)                        1.2    648.1%   257.3%   154.8%   138.3%   152.2%   143.4%
  Other personal lines           483.1    104.0%   102.1%   107.9%   107.1%   111.8%   111.8%
    Other personal auto          295.2    105.2%   102.6%   107.1%   106.7%   107.1%   108.8%
    Homeowners                   154.6    106.9%   105.8%   110.3%   111.4%   120.5%   119.3%
-----------------------------------------------------------------------------------------------
       Total All Lines        $1,424.4    106.1%   103.7%   112.8%   104.2%   115.3%   110.9%
===============================================================================================

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. Accident year 2003 as of December 31, 2003 measures insured events for the twelve months of 2003. Accident year 2002 as of December 31, 2003 measures insured events for the twelve months of 2002 with remaining related liabilities estimated as of December 31, 2003. Accident year 2001 as of December 31, 2003 measures insured events for the twelve months of 2001 with remaining related liabilities estimated as of December 31, 2003. Accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.
(b) The Group exited the New Jersey private passenger automobile market in March 2002 which was completed in March 2003. The combined ratio in 2003 for New Jersey personal auto is larger than normal due to prior year loss development in relation to significantly reduced premium levels from this business.

Item 7.   Continued

	Specialty Lines Segment
Specialty Lines combined ratio for 2003 improved 16.8 points to 77.2% compared to 94.0% and 90.8% for 2002 and 2001, respectively. The improvement in the 2003 combined ratio is due primarily to overall favorable development on prior accident year loss and LAE reserves of $21.3 million compared to favorable development in 2002 of $2.2 million and adverse development of $4.1 million in 2001.

The fidelity and surety product lines in the Specialty Lines segment contributed to the favorable results for this segment. Fidelity and surety net premiums written decreased slightly to $43.9 million, compared to $45.6 million and $38.7 million in 2002 and 2001, respectively. Despite lower net premiums written in 2003, the combined ratio improved to 68.1% in 2003, compared with 81.7% in 2002 and 76.8% in 2001. The improvement in the 2003 fidelity and surety combined ratio was the result of favorable development on prior accident year loss and LAE reserves of $5.5 million and overall lower losses for this product line. During the fourth quarter of 2002, there was a return of ceded premium of $5.3 million before tax for the fidelity and surety business in the Specialty Lines operating segment. This return of ceded premium was due to the exercise of a contractual option on the bond reinsurance treaty based on highly favorable bond combined ratios over the past fourteen years.

Net premiums written for the commercial umbrella product line decreased $11.8 million, or 8.9% in 2003 to $120.9 million, compared with $132.7 million in 2002 and $92.2 million in 2001. Higher reinsurance costs in 2003, driven by the addition of a ceding commission and by increased reinsurance rates per dollar of premium, had a negative impact on net premiums written. The addition of ceding commissions on the current reinsurance contract causes a corresponding increase to ceded premiums. Average renewal price increases were 18.1%, compared to 37.6% in 2002 and 20.3% in 2001. The 2003 combined ratio was 80.5% compared to 97.7% and 93.6% in 2002 and 2001, respectively. The improved combined ratio in 2003 was largely attributable to favorable development on prior accident year loss and LAE reserves due largely to a reduction in estimated future costs for commercial umbrella claims adjuster related expenses that favorably impacted the Specialty Lines combined ratio by 6.8 points.

	Personal Lines Segment
The Personal Lines combined ratio for 2003 decreased 8.5 points to 105.6% compared to 114.1% in 2002 and 119.2% in 2001. Every product line in the Personal Lines operating segment registered an improved combined ratio in 2003 compared to 2002. The improvement is driven by the withdrawal from New Jersey private passenger auto market which began in 2002, premium rate increases, a significant improvement in the non-catastrophe experience for homeowners and a decline in the underwriting expense ratio. The 5.1 point improvement in 2002 is attributable to the implementation of price increases, insurance scoring, enhanced claims management procedures, withdrawal from states that have proven unprofitable and lower than average losses from catastrophes. The Group continued to narrow its geographic focus in Personal Lines during 2003. The Group has received all necessary approvals from regulators to withdraw its Personal Lines business from Florida, Georgia and Texas. These three states contributed approximately $3.0 million to net premiums written in 2003. Personal lines excluding New Jersey private passenger auto results and the effects of the withdrawal states and cancelled agents would have grown by approximately 9.0% in 2003. The Group does not write any lines of business in California.

Net premiums written for private passenger auto decreased in 2003 by $28.6 million to $292.7 million compared to $321.3 million in 2002 and $451.2 million in 2001. This product line has decreased, as expected, due to the Group's strategy to withdraw from certain states. Agency cancellations also contributed to the decline in premiums in 2003, 2002 and 2001. The combined ratio for private

Item 7.   Continued

passenger auto improved during 2003 by 8.6 points to 107.7% compared to 116.3% in 2002 and 118.9% in 2001. The Group is implementing price increases and claims management procedures to further improve results.

Given the unfavorable regulatory environment and uncertainty over the future profitability for private passenger auto in New Jersey, the Group announced in the fourth quarter of 2001 the transaction to allow the Group in early 2002 to stop writing private passenger auto business in New Jersey. The transaction, described in the "Results of Operations - Net Income" section, has allowed the Group to complete its exit from the New Jersey personal lines auto market in early 2003. New Jersey's private passenger auto net premiums written represented approximately 7.5% of the Group's total private passenger auto book of business in 2002, compared to 27.0% in 2001. New Jersey regulation mandates private passenger automobile insurers in the state to provide insurance to all eligible consumers with limited exceptions. This "take-all-comers" regulation eliminated the Group's ability to control the volume and selection of writings in the state. Poor underwriting results in New Jersey contributed to the poor performance in 2002 and 2001. The New Jersey private passenger auto results added 6.2 and 7.1 points to the 2002 and 2001 Personal Lines loss ratio, respectively.

Homeowners product line net premiums written increased 2.3% in 2003 to $157.2 million compared to $153.7 million in 2002 and $162.0 million in 2001. The Group has placed emphasis on price increases, coverage restrictions, insurance scoring and agency management. Average implemented rate increases were 22.0%, 10.1% and 2.8% in 2003, 2002 and 2001, respectively.

The 2003 homeowners combined ratio decreased 3.4 points to 106.9% compared to a 10.2 point decrease in 2002 to 110.3%. This compares with a combined ratio of 120.5% in 2001. The improvement in 2003 is attributable to improved underwriting discipline and aggressive pricing. Combined ratios are heavily impacted by catastrophe losses which added 11.8 points to the combined ratio in 2003, 8.7 points in 2002 and 12.3 points in 2001.


LIQUIDITY AND FINANCIAL STRENGTH

Cash Flow
Net cash generated from operations was $168.7 million compared with cash generated of $148.2 million in 2002 and $70.2 million in 2001. The increase for the year 2003 compared to 2002 is due primarily to a $57.2 million reduction in paid losses and LAE as operating revenues for the two years were roughly equal. This increase in cash was partially offset by an increase in payments to reinsurers for premium cessions, contingent commission bonus payments to agents and the final payments of the replacement carrier fee for New Jersey private passenger auto business. The increase in the reinsurance recoverable asset did not significantly impact cash flow in 2003 since there was a corresponding increase in liabilities for most of the increase in this asset. The reinsurance recoverable asset increased $172.8 million with $141.9 million due to increases in loss reserves for future loss payments expected to be paid by reinsurers along with other components as shown in
Footnote 7 on page 70 of this Form 10-K.   The increase in reinsurance
recoverables is due primarily to the Group writing more commercial umbrella business, most of which the premiums and losses are ceded to reinsurers, resulting in an increase in the reinsurance recoverable asset and a corresponding increase in ceded loss, LAE and unearned premium reserves.
The increase in cash generated from operations in 2002 was also due primarily to a reduction in paid losses and paid LAE offset partially by payments of the replacement carrier fee for New Jersey private passenger auto business.

Item 7.   Continued

Investing activities used net cash of $175.6 million in 2003, compared with net cash used of $173.7 million in 2002 and $57.4 million in 2001. The Corporation and the Group purchased fewer fixed maturity securities in 2003 as prepayments on mortgage backed securities were reduced in 2003 compared to 2002, leaving less cash flow to reinvest. Proceeds from the sale of equity and fixed maturity securities also continues to decline as the Corporation and the Group are maintaining the current portfolio which contains primarily investment grade corporate and mortgage backed securities. Cash inflows from the sale of property and equipment increased over 2002 as the Group sold a building located in Lexington, Kentucky including the related office equipment and land for sales proceeds of $4.6 million.

Total cash generated in financing activities was $1.6 million in 2003, compared to cash used of $4.6 million and $10.5 million in 2002 and 2001, respectively. Cash generated by financing in 2003 resulted from the exercise of stock options partially offset by principal payments on the low interest rate loan from the State of Ohio. This compares to cash used for financing activities in 2002, which included the repayment of the Corporation's $205.0 million credit facility and issuance of new convertible debt with net proceeds of $194.0 million.

Overall, total cash used in 2003 was $5.3 million, compared to $30.1 million in 2002 and cash generated of $2.3 million in 2001. To further strengthen its financial position, the Corporation did not pay any shareholder dividends for the years presented. On a regular basis management analyzes the profitability and capital position of the Group and the liquidity of the Corporation, including the Corporation's evaluation of whether to reinstitute a dividend to shareholders of the Corporation or a share repurchase program.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and debt obligations. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies. As of December 31, 2003, approximately $86.8 million of statutory surplus was not subject to prior dividend approval requirements. Additional restrictions may result from the minimum net worth and surplus requirements in the credit agreement as disclosed in Footnote 16 on pages 74 and 75 of this Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2003, 2002 and 2001, the Corporation did not have any off-balance sheet arrangements as defined by Financial Release - 67, "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations."

The following table presents the Corporation's obligations to make future payments under contractual obligations:

Item 7.   Continued



($ in millions)                          Payments Due by Period
--------------------------------------------------------------------------------
					 Less                           More
					 than       1-3       3-5      than 5
Contractual Obligations       Total     1 year     years     years      years
-----------------------       -----     ------     -----     -----     ------
Long-term debt*              $  4.4     $   .7    $  1.5    $  1.5     $  .7
Operating leases               18.2        4.5       7.1       4.7       1.9
Purchase obligations           80.2       35.7      33.3      11.2         -
Other long-term
Liabilities**                  94.7       71.4      14.0       2.9       6.4
--------------------------------------------------------------------------------
Total contractual cash
  obligations                $197.5     $112.3     $55.9     $20.3       $9.0

*Excluded from long-term debt obligations are the convertible notes with outstanding principal of $201.3 million which is due on March 19, 2022 and semi-annual interest payments of $5.0 million. The notes may be converted into common stock under certain conditions described in Footnote 16 on pages 74 and 75 of this Form 10-K and disclosed separately below.

**Excluded from other long-term liabilities are pension obligations which are described in Footnote 5 on pages 67 through 69 of this Form 10-K and disclosed separately below. Also excluded are loss and LAE reserves as the timing of payout is uncertain. For further discussion on loss and LAE reserves, refer to the loss and LAE discussion below.

In December 2003, the FASB issued a revised Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires a variable interest entity (VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. Some provisions of FIN 46 require certain Special Purpose Entity's (SPE) to be consolidated as of December 31, 2003. The Corporation does not have any investments that qualify as SPE's under these provisions. FIN 46 also requires consolidation of all variable interests held no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Corporation). The Corporation currently holds one equity investment, which represents a 49% interest in the entity, which will require consolidation in accordance with FIN 46. The expected loss upon adoption will be immaterial to the Corporation's consolidated financial statements. See Footnote 18 on page 75 of this Form 10-K for further discussion.

Debt
As of December 31, 2003, the Corporation had $205.2 million of principal outstanding on debt that includes a $3.9 million low interest loan with the state of Ohio. During the year 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3 million, due March 19, 2022 and generated net proceeds of $194.0 million.
The issuance related costs are being amortized over the life of the notes and are being recorded as related fees. The liability for debt is reported on the balance sheet net of the unamortized fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the price per share of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is 44.2112 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. If all outstanding notes are converted, the total outstanding common shares would increase by 8.9 million shares. The convertible debt impact on earnings per share is based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of December 31, 2003, the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after
				    42

Item 7.   Continued

March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):

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

Additionally, on July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 million for general corporate purposes. The agreement requires the Corporation to maintain minimum net worth of $800.0 million. The credit agreement also includes a minimum statutory surplus requirement for The Ohio Casualty Insurance Company of $650.0 million. Additionally, other covenants and customary provisions are included in the agreement. The Corporation has not been in violation of the covenants contained in the agreement and does not foresee any difficulties in meeting the covenant requirements in the near future. The Corporation has not drawn on the revolver as of December 31, 2003. The credit agreement expires on March 15, 2005 and the Corporation plans to either renew or replace the revolving credit facility. Prior to the expiration of the current revolver, the Corporation will determine if the principal amount of the facility should be adjusted.

Pension and Other Postretirement Benefits
The Company sponsors a defined benefit pension plan and other postretirement benefit plans that cover substantially all employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, rate of compensation increases and health care cost trend rates, as determined by the Company, within certain guidelines. The Company considers market conditions, including changes in investment returns, interest rates and inflation in making these assumptions.

The Company determines the expected long-term rate of return on plan assets based on the geometric method, which represents the average compound return of the plan assets. Plan assets are comprised primarily of investments in mutual funds, common stocks, corporate bonds, U.S. government securities, real estate investment trusts and other investments. The Company considers the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes and the expectations for future returns of each asset class when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.75% assumption for 2003. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments on the plan's annual measurement date

Item 7.   Continued

(September 30) and is subject to change each year. For example, holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2004 net periodic pension expense by approximately $2.4 million.

Unrecognized losses of approximately $37.8 million are being recognized over approximately a 14-year period, which represents the average future service period of active participants. Unrecognized gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions."

The Company expects to contribute approximately $7.6 million to fund the pension plan during 2004. The source for the funding will be cash flow from operating activities.

Key assumptions used in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (OPEB), under FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate used to determine the obligation for these benefits has matched the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2003, the expected rate of increase in future health care costs was 10 percent for 2004, declining to 5 percent in 2013 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $18.9 million and increase the postretirement benefit cost for 2003 by $1.7 million. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $16.4 million and decrease the postretirement benefit cost for 2003 by $1.5 million.

The actuarial assumptions used by the Company in determining its pension and OPEB retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company's financial position or results of operations.

In March 2004, the Company announced changes to its defined benefit, defined contribution and health insurance plans. The Company's traditional defined benefit plan will be amended to freeze accrued benefits effective June 30, 2004 and to incorporate a new pension equity plan benefit formula beginning July 2004. Also effective in July 2004, eligibility for subsidized retiree medical and dental coverage will be restricted to then current retirees and employees with 25 or more years of continuous service. Other employees will be eligible for access to unsubsidized retiree medical and dental coverage. These changes will result in a decrease in expenses of approximately $7.9 million before tax in 2004 and $5.6 million before tax in 2005 when compared to the 2003 expense.

Item 7.   Continued

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 106-1, regarding the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003
(MMA). The FSP allows companies an opportunity to either assess the effect of MMA on their retirement-related benefit costs and obligations or to defer accounting for the effects of MMA until authoritative guidance is issued.
The Corporation has elected to defer accounting for the effects of MMA, in accordance with the FSP. The Corporation does not expect the adoption of the FSP to have a material impact on the financial statements.

For more information on the Company's pension and other postretirement benefit plans, please refer to Footnote 5 on pages 67 through 69 of this Form 10-K.

Rating Agencies
Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating.

On September 6, 2002, A.M. Best Company (A.M. Best) affirmed the Group's financial strength rating of "A-" and assigned a positive outlook. In addition, A.M. Best assigned an initial rating of "bbb" to Ohio Casualty Corporation's convertible notes. On August 22, 2003, A.M. Best revised its debt rating criteria and assigned a "bbb-" to Ohio Casualty Corporation's convertible notes. On December 8, 2003 A.M. Best affirmed the Group's "A-" financial strength rating and the Corporation's "bbb-" senior unsecured debt rating and assigned stable outlooks on the ratings.

On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's convertible notes and placed a stable outlook on its rating. On November 5, 2002, Fitch affirmed its "BBB-" rating on the Corporation's convertible notes and placed a stable outlook on its rating. On January 21, 2004, Fitch assigned a financial strength rating of "A-" to the Group and also affirmed its "BBB-" senior debt and long term issuer ratings.

On March 13, 2002, Moody's Investor Services (Moody's) assigned its "Baa2" rating to the Corporation's convertible notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the Corporation's convertible notes. On June 16, 2003, Moody's affirmed its "Baa3" rating on the convertible notes and affirmed the "A3" insurance financial strength ratings on the Group's intercompany pool. Moody's also placed a stable outlook on its ratings. In addition, Moody's also assigned prospective ratings to the $500 million universal shelf registration filed on May 8, 2003. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "Baa3", "Ba1" and "Ba2", respectively.

On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating to the Corporation's convertible notes. Following the Corporation's announcement of third quarter 2002 results, S&P revised its outlook to negative from stable and indicated that the Group's financial strength rating would be reviewed for possible downgrade. On April 30, 2003, S&P affirmed its "BBB" financial strength rating for the Group and maintained its negative outlook. On May 13, 2003 S&P assigned prospective ratings to Ohio Casualty's universal shelf. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "BB", "B+" and "B", respectively. On February 13, 2004 S&P revised its outlook to stable and affirmed its financial strength and credit ratings on the Group and the Corporation.

Item 7.   Continued

Generally, credit ratings affect the cost and availability of debt financing. Often, borrowers with investment grade credit ratings can borrow at lower rates than those available to similarly situated companies with ratings that are below investment grade, and the availability of certain debt products may be greater for borrowers with investment grade credit ratings. Currently, the Corporation is a "split-rated" borrower, having investment grade ratings from A.M. Best, Fitch and Moody's and below investment grade credit rating from S&P. While influenced by conditions in the credit markets, it is reasonable to anticipate that the Corporation's split rating will result in a higher cost of borrowing as compared to borrowers with only investment grade credit ratings. The recent improvement in the rating outlook by S&P is a positive development in the Corporation's rating profile.

Ohio Casualty Corporation Quarterly High/Low Market Price Per Share

			      First        Second       Third      Fourth
--------------------------------------------------------------------------
2003
  High                        13.12         14.57       14.99       17.64
  Low                         11.57         11.67       13.24       14.40
--------------------------------------------------------------------------
2002
  High                        19.20         22.07       20.43       18.18
  Low                         15.80         18.66       16.01       11.22
--------------------------------------------------------------------------
2001
  High                        11.63         13.38       14.30       16.05
  Low                          8.38          8.47       10.93       12.43
--------------------------------------------------------------------------

Statutory Surplus
Statutory surplus, a traditional insurance industry measure of financial strength and underwriting capacity, was $867.6 million at December 31, 2003, compared with $725.7 million at December 31, 2002 and $767.5 million at December 31, 2001. Statutory surplus increased 19.6% from 2002 resulting principally from statutory net income and an increase in the market value of equity investments. These positive factors were partially offset by $21.2 million and $4.8 million after-tax charge in 2003 and 2002, respectively for an increase in the additional minimum liability for the pension plan. The decline in statutory surplus during 2002 was due primarily to a decrease in the market value of the equity investment portfolio. Statutory surplus benefited in 2001 from the sale of a minority interest in the stock of a subsidiary, which caused a tax benefit of $16.1 million.

The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2003, the Group's net premiums written to surplus ratio was 1.7 to 1, compared to 2.0 to 1 in 2002 and 1.9 to 1 in 2001. The 2003 result is the strongest ratio for premiums to surplus since 1998.

The National Association of Insurance Commissioners (NAIC) has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2003, all insurance companies in the Group exceeded the necessary capital requirements.

Item 7.   Continued

Reinsurance
Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. There are several programs that provide reinsurance coverage and the programs in effect for 2003 are summarized below.

The Group's property per risk program covers property losses in excess of $1.0 million for a single insured, for a single event. This property per risk program covers up to $14.0 million in losses in excess of the $1.0 million retention level for a single event. The Group's casualty per occurrence program covers liability losses. Workers' compensation, umbrella and other casualty reinsurance cover losses up to $59.0 million, $24.0 million and $23.0 million, respectively, in excess of the $1.0 million retention level for a single insured event. The retention on the property per risk excess of loss treaty increased from $1.0 million in 2003 to $1.5 million in 2004. The casualty reinsurance treaty includes a layer of coverage of $5.0 million in excess of $1.0 million that consists of a fund managed by the Group, and the Group has title to the assets. Ceded premiums are paid by the Group into the fund and reinsured losses are paid to the Group under the terms of the reinsurance agreement with various reinsurers. The reinsurers bear the risk of losses in excess of the fund. The Group's ability to manage the investments of the fund reduces credit risk related to reinsurers. The balance of the fund as of December 31, 2003 was approximately $150.5 million.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. This program provides $100.0 million of coverage in excess of the Group's $25.0 million retention level. The catastrophe excess of loss treaty changed from $100.0 million in excess of $25.0 million in 2003 to $80.0 million in excess of $25.0 million in 2004. The treaty was written on a multiple year basis for years 2001 - 2003 with only a portion of the reinsurance layers expiring in a single year. This provides continuity, maintains rates and preserves each reinsurer's share of the overall program. Over the last 20 years, two events triggered coverage under the catastrophe reinsurance program. Losses and LAE from the fires in Oakland, California in 1991 totaled $35.6 million and losses and LAE from Hurricane Andrew in 1992 totaled $29.8 million. Both of these losses exceeded the prior retention amount of $13.0 million, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring every 100-250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums, excluding the Security Trust Fund. As a result of these controls, amounts of uncollectible reinsurance have not been significant. For more discussion on the reinsurance recoverable asset, see Footnote 7 on page 70 of this Form 10-K.

Item 7.   Continued

Loss and Loss Adjustment Expenses
The Group's largest liabilities are reserves for losses and LAE. The accounting policies related to the loss and LAE reserves are considered critical. Loss and LAE reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Actual losses and LAE are adjusted upward or downward as new information is received. These reserves amounted to $2.6 billion at December 31, 2003, $2.4 billion at December 31, 2002 and $2.1 billion at December 31, 2001. As of December 31, 2003, the reserves by operating segment were as follows: $1.6 billion Commercial Lines, $.5 billion Specialty Lines and $.5 billion Personal Lines.

The Group's actuaries conduct a reserve study using generally accepted actuarial methods each quarter from which point estimates of ultimate losses and LAE by product line or coverage within product line are selected. In selecting the point estimates, thousands of data points are reviewed and the judgment of the actuaries is applied broadly. Each quarter management records its best estimate of the liability for loss and LAE reserves by considering the actuaries' point estimates. Management's best estimate recognizes that there is uncertainty underlying the actuarial point estimates. Reasonable range estimates around the point estimates are used by management to validate its best estimate of the liability.

There are several key assumptions supporting the point estimate including those summarized below. The fundamental assumption is that actuarial reserving methods, using historical loss experience organized by line of business, or coverage within line, and accident year at successive evaluation points, applied by experienced reserving actuaries, produces reasonable estimates of future loss development on prior insured events. Supporting assumptions internal to company operations are as follows: recording of premium and loss statistics in the appropriate detail has been accurate and consistent; claims handling, including the recording of claims, payment and closure rates, and case reserving has been consistent; the quality of business written and the mix of business (e.g. states, limits, coverages, and deductibles) have been consistent; rate changes and changes in policy provisions have been measured accurately; reinsurance coverage has been consistent and reinsured losses are collectible. To the extent any of the above factors have changed over time, attempts must be made to quantify and adjust for the changes. Supporting assumptions related to the external environment are as follows: tort law and the legal environment have been consistent; coverage interpretation by the courts has been consistent; regulations regarding coverage provisions have been consistent; and loss inflation has been relatively steady. To the extent any of the above factors have changed over time, attempts must be made to quantify and adjust for the changes. The more the inconsistency, the greater the uncertainty of the loss reserve estimates.

The Group has three categories of loss and LAE reserves that it considers highly uncertain, and therefore, could have a material impact on future financial results and financial position: asbestos and environmental liability exposures, construction defect exposures, and excess capacity liability exposures. These categories are described below with relevant historical data.

In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts and has not sold policies with significant manufacturing liability coverages. Within the manufacturing category, the Group has concentrated on the light manufacturers, which further limits exposure to environmental claims. Consequently, the Group believes it does not have exposure to the primary defendants involved in major asbestos litigation.
The Group's exposure to asbestos is related to installers and distributors as opposed to the large manufacturers. In 2001, the Group increased asbestos reserves because of the expansion of litigation to these types of business. The Group's exposure to environmental liability is due to policies written prior to the introduction of the absolute pollution endorsement in the mid-80's, and to the underground storage tank leaks mostly from New Jersey homeowners policies in recent

Item 7.   Continued

years. The Group has limited exposures to the national priority list, a list of known or threatened releases of hazardous substances, pollutants, or contaminants throughout the United States. In 2003, the Group increased losses and LAE by $16.0 million for environmental claims from prior accident years. In 2002, the Group re-classified approximately $5.0 million of homeowners reserves related to underground storage tanks as environmental reserves. For 2003, 2002 and 2001, respectively, the asbestos and environmental reserves, excluding the impact of reinsurance, were $78.0 million, $64.3 million and $53.5 million. Asbestos reserves were $37.6 million, $35.9 million and $31.8 million and environmental reserves were $40.4 million, $28.4 million and $21.7 million for those respective years.

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

The number of construction defect claims reported in 2003, 2002 and 2001, respectively, were 271, 224 and 157. The paid losses, net of reinsurance, in 2003 were $16.5 million, compared to $11.4 million in 2002 and $6.7 million in 2001. The paid claims legal related LAE, net of reinsurance, for construction defect claims were $4.3 million in 2003, compared with $4.1 million in 2002 and $1.9 million in 2001. These totals exclude construction defect losses from the state of California. Although the Group has construction defect losses from California exposure, it excludes California from this data because the Group stopped writing in the state in 1993 and the remaining claims are minimal and of a different nature than its exposure in the rest of the country. This data also includes claims assumed from the GAI acquisition beginning in November 2001, slightly distorting the 2001 numbers.

The Group writes excess capacity liability business with large policy limits that are heavily reinsured. There have been very few losses to date on this business, but the large policy limits increase the uncertainty of future losses before the application of reinsurance. There is a relatively small amount of loss data available for this business. The Group's coverage for approximately 80% of this business written during 2003 begins when losses or LAE on an individual claim reach $10.0 million or more. The Group's limit of coverage on an individual claim for approximately two-thirds of this business written during 2003 is $25.0 million. For losses occurring in 2003, reinsurance purchased by the Group limits its retention of losses to $1.0 million and 3.5% of $4.0 million excess of $1.0 million. During 2003, the Group wrote approximately 1,900 of these excess capacity liability policies, representing an annual growth of approximately 15% since 2001.

Results for the year 2003 were negatively impacted by losses and LAE reserves for prior accident years totaling $34.1 million before tax on an All Lines basis. Losses and LAE reserves for prior accident years were recognized during the year 2003 due to new information that caused a revision to prior estimates for loss and LAE reserves as described above. The following table provides the before-tax expense of prior accident year loss and LAE reserve development by reportable segment:

					 2003        2002        2001
----------------------------------------------------------------------
Commercial Lines                       $ 41.0       $73.9       $44.6
Specialty Lines                         (21.3)       (2.2)        4.1
Personal Lines                           14.4        12.7         9.8
----------------------------------------------------------------------
  Total Accident Year Development      $ 34.1       $84.4       $58.5

Item 7.   Continued

For the Commercial Lines operating segment, the losses and LAE for prior accident years recorded during 2003 were concentrated in the commercial multi-peril, workers' compensation and general liability product lines. In 2002, the development was concentrated in the general liability, commercial automobile and worker's compensation product lines. In 2001, the development was concentrated in the workers' compensation and general liability product lines.

For the Specialty Lines operating segment, the losses and LAE for prior accident years recorded during 2003 was concentrated in the commercial umbrella product line. Roughly half of this amount, or $11.1 million, was a reduction in estimated future costs for commercial umbrella claims adjuster related expenses. In 2002 and 2001, the development was concentrated in the commercial umbrella product line.

For the Personal Lines operating segment, the losses and LAE for prior accident years recorded during 2003 and 2002 were concentrated in the personal automobile product line. In 2001, the development occurred in the homeowners product line.

The reserve study in third quarter 2002 revealed that average severity (loss per claim) and the amount of legal expense for certain types of construction defect claims were much greater than previously seen or anticipated. The study also indicated that more of these severe claims had been reported and were expected to be reported in the future than previously anticipated, despite a decrease in frequency of other types of general liability claims. It was concluded that these construction defect claims impacted the general liability, commercial multiple peril and commercial umbrella product lines. As a result of this third quarter 2002 review, the estimate of ultimate loss and LAE for this exposure was increased. For these three product lines combined, the impact of construction defect in 2002 was $62.2 million before tax. The loss estimates for these claims are based on currently available information. However, given the expansion of coverage and liability by the courts and legislatures, there is substantial uncertainty as to the ultimate liability.

In 2002 the Group also experienced greater than expected loss activity from older accident years for the commercial automobile product line. This was due to greater than expected severity on bodily injury claims. As a result, the estimate of ultimate loss and LAE was increased by $17.0 million.

The following table provides prior year development for loss and LAE by accident year:

				       2003         2002         2001
------------------------------------------------------------------------
Accident Year 2002                   $(39.0)
Accident Year 2001                      8.0       $(15.8)
Accident Year 2000                     29.8         10.2        $31.1
Accident Year 1999                     17.6         16.1         10.9
Accident Year 1998 & prior             17.7         73.9         16.5
------------------------------------------------------------------------
  Total Accident Year Development    $ 34.1       $ 84.4        $58.5

The amount of loss and LAE reserves by accident year at the beginning of 2003 was $621.2 million for accident year 2002, $394.2 million for accident year 2001 and $1,063.3 million for accident year 2000 and prior.

Because of the inherent uncertainties in estimating ultimate costs of claims, actual loss and LAE may deviate substantially from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established historical loss and LAE reserve development and which serve as the basis for estimating ultimate claim cost may not occur in exactly the same manner, if at all.

Item 7.   Continued

Investment Portfolio
At year-end 2003, total consolidated investments had a carrying value of $3.7 billion. The excess of market value over cost was $422.1 million, compared with $392.2 million at year-end 2002 and $420.9 million at year-end 2001.
The increase in 2003 was attributable to the increase in the market value of certain equity securities. The decrease in 2002 was largely due to the recognition of realized gains in connection with the sale of appreciated equity securities and declines in the market value of certain equity securities. The reduction in unrealized gains related to equity securities in 2002 was somewhat offset by an increase in unrealized gains in the fixed maturity portfolio of $130.0 million.

At December 31, 2003, the available-for-sale fixed maturity portfolio had a market value of $3.0 billion, which consisted of 96.7% investment grade securities. The held-to-maturity fixed maturity portfolio is accounted for at amortized cost, which was $356.1 million at December 31, 2003 and consists entirely of investment grade securities.

The consolidated fixed maturity portfolio has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4.6 years as of December 31, 2003. The Corporation and the Group remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

Tax exempt fixed maturity securities increased, as a percentage of amortized cost, to 2.7% of the fixed maturity portfolio at year-end 2003 versus 1.5% and 1.1% at December 31, 2002 and 2001, respectively. The increase in 2003 and 2002 reflects a decision at the end of 2002 to add to municipal holdings in anticipation of improved underwriting results and to take advantage of unique municipal market opportunities. In 2004, as underwriting profitability improves the Corporation and the Group plan to invest more funds into tax exempt fixed maturity securities.

As of December 31, 2003, the Corporation and the Group held a total of $1,002.9 million in mortgage-backed securities, compared with $1,154.3 million and $1,107.9 million at December 31, 2002 and 2001, respectively. As of December 31, 2003, $188.4 million of these mortgage-backed securities are held at amortized cost in the held-to-maturity portfolio. In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from available-for-sale to held-to-maturity classification. This transfer was made, as management believes the Corporation and the Group have both the ability to hold securities to maturity and the intent to do so. The majority of mortgage-backed security holdings are in sequential structures, planned amortization class and agency pass-through securities. Of this portfolio, $6.2 million, $7.8 million and $10.0 million were invested in more volatile bond classes (e.g. interest-only securities which do not return principal at maturity, super-floater securities which pay interest at a formula rate that is a function of LIBOR and inverse-floater securities which pay interest per a formula that adjusts inversely to changes in LIBOR rates) at December 31, 2003, 2002 and 2001, respectively.

Securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $24.0 million at December 31, 2003 compared to $45.8 million and $27.8 million at December 31, 2002 and 2001, respectively.

Item 7.   Continued

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

At December 31, 2003, the fixed maturity portfolio included non-investment grade securities and non-rated securities that had a fair value of $98.7 million and comprised 3.3% of the available-for-sale fixed maturity investment portfolio and 2.9% of the total fixed maturity investment portfolio. This compares to a fair value of $105.3 million and $94.3 million at December 31, 2002 and 2001, respectively. These securities comprised 3.0% and 2.8% of the available-for-sale investment portfolio at December 31, 2002 and 2001, respectively. The held-to-maturity securities are all investment grade. Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at December 31:

			Amortized           Fair        Unrealized
			     Cost          Value              Loss
---------------------------------------------------------------------
2003                        $23.5          $22.6            $  (.9)
2002                         73.0           60.9             (12.1)
2001                         61.5           55.0              (6.5)

The investment portfolio includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at December 31, 2003 was $318.8 million compared to $319.4 million at December 31, 2002 and $326.1 million at December 31, 2001.

At December 31, 2003, the Group's equity portfolio was $329.0 million, or 8.8% of the total investment portfolio. Equity investments have decreased, as a percentage of market value of the consolidated portfolio, from 14.7% at year-end 2001 to 8.8% at year-end 2003. This decrease is primarily attributable to the Corporation's and the Group's 2002 and 2001 actions which reduced assets invested in equities. Equity securities are marked to fair value on the balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2003, the equity portfolio consisted of stocks in 44 separate entities in 35 different industries. As of December 31, 2003, 32.3% of the Group's equity portfolio was invested in five companies and the largest single position was 8.1% of the equity portfolio.

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

Item 7.   Continued

FORWARD-LOOKING STATEMENTS
Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this MD&A that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The operations, performance and development of the Corporation's business are subject to risks and uncertainties, which may cause actual results to differ materially from those contained in or supported by the forward-looking statements in this release. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to appoint and/or retain agents; ability to achieve targeted expense savings; ability to achieve premium targets and profitability goals; and general economic and market conditions.


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

Market Risk - The Corporation and the Group have exposure to losses resulting from potential volatility in interest rates. The Corporation and the Group attempt to mitigate the exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered maturity bond portfolio with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the fixed maturity investment portfolio are modeled quarterly and reviewed regularly.

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

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2003, 2002 and 2001, respectively. The changes selected above reflect management's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events.

Item 7A.  Continued

Interest rates may, in fact, be much more volatile in the future. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions that may be taken to reduce the exposure in response to market fluctuations.

				Estimated      Adjusted Market Value
December 31, 2003               Fair Value       as indicated above
-----------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities                $3,379               $3,223
  Short-term investments              40                   40
Equity Price Risk:
  Equity securities                  329                  296
-----------------------------------------------------------------------
     Totals                       $3,748               $3,559
=======================================================================

				Estimated      Adjusted Market Value
December 31, 2002               Fair Value       as indicated above
-----------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities                $3,140               $2,998
  Short-term investments              49                   49
Equity Price Risk:
  Equity securities                  313                  281
-----------------------------------------------------------------------
     Totals                       $3,502               $3,328
=======================================================================

				Estimated      Adjusted Market Value
December 31, 2001               Fair Value       as indicated above
-----------------------------------------------------------------------
Interest Rate Risk:
  Fixed maturities                $2,772               $2,633
  Short-term investments              55                   55
Equity Price Risk:
  Equity securities                  489                  440
------------------------------------------------------------------------
     Totals                       $3,316               $3,128
========================================================================

Certain assumptions are inherent in the above analysis. An instantaneous and parallel shift in interest rates and a simultaneous decline of 10% in equity prices at December 31, 2003, 2002 and 2001 are assumed. Also, it is assumed that the change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.


Item 8. Consolidated Financial Statements and Supplementary Data

See Item 15 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Accountants, and Schedules on page 57 of this Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


				   PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2003 under the headings "Election of Directors," "Other Matters," "Meetings of the Board of Directors and Committees of the Board," "Shareholder Proposals and Nominations" and "Section 16(a) Beneficial Ownership Reporting Compliance." Additionally, incorporated by reference is the "Code of Ethics for Senior Financial Officers" disclosed on the Corporation's website at www.ocas.com.
------------

The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation's Proxy
Statement:

		    Executive Officers of the Registrant

						  Position with Company and/or
						Principal Occupation or Employment
Name                       Age                        During Last Five Years
----                       ---                        ----------------------
Debra K. Crane              46        Senior Vice President, General Counsel and Secretary of
				      the Corporation since April 2002 and Senior Vice President
				      and General Counsel of the Corporation's subsidiaries
				      since April 2000.  Ms. Crane served as Vice President of
				      the Corporation's subsidiaries from May 1999 through March
				      2000 and as Assistant Treasurer of the Corporation's
				      subsidiaries from February 1996 through April 1999.

Ralph G. Goode              58        Senior Vice President of the Corporation's insurance
				      subsidiaries since December 1998.  Mr. Goode served as
				      Vice President of the Corporation's insurance subsidiaries
				      from October 1995 through November 1998.

John S. Kellington          42        Senior Vice President and Chief Technology Officer of the
				      Corporation's insurance subsidiaries since December 2002.
				      Chief Technology Officer of the Corporation's insurance
				      subsidiaries since April 2001.  Mr. Kellington served as
				      Chief Architect and Principal, National Insurance Practice
				      of IBM Global Services from 1996 to April 2001.

Item 10.   Continued


						   Position with Company and/or
						Principal Occupation or Employment
Name                       Age                        During Last Five Years
----                       ---                        ----------------------
Richard B. Kelly            49        Senior Vice President of the Corporation's insurance
				      subsidiaries since February 2000.  Mr. Kelly served as
				      Vice President of the Corporation's insurance subsidiaries
				      from November 1996 through January 2000.

Thomas E. Schadler          53        Senior Vice President and Chief Actuary of the Corporation's
				      insurance subsidiaries since April 2001.  Mr. Schadler served
				      as Vice President and Chief Actuary of Grange Insurance Company
				      from September 1997 to April 2001 and as Vice President and
				      Chief Actuary of Shelby/Anthem/Vesta Companies from September
				      1988 to September 1997.

Howard L. Sloneker III      47        Senior Vice President of the Corporation's insurance subsidiaries
				      since December 1998.  Mr. Sloneker also served as Senior Vice
				      President of the Corporation from December 1998 to April 2002 and
				      as Secretary of the Corporation and its subsidiaries since April
				      1988 to April 2002.



Item 11.  Executive Compensation

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2004 under the headings "Executive Compensation," "Employment Agreement," "Change in Control Agreements," "Pension Plans," "Report of the Executive Compensation Committee," and "Report of the Audit Committee."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2004 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director," and "Equity Compensation Plans."


Item 13.  Certain Relationships and Related Transactions

None


Item 14.  Principal Accountant Fees and Services

Incorporated by reference herein from those portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2004 under the heading "Principal Accountant Fees" and "Policies and Procedures Regarding Pre-Approval of Accountant Fees."

				 PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X

     (1)  The following statements are included herein:

								   Page Number
								 in this Report
								 --------------

	  Consolidated Balance Sheets at December 31, 2003,
	  2002 and 2001                                                 58

	  Consolidated Statements of Income for the years
	  ended December 31, 2003, 2002 and 2001                        59

	  Consolidated Statements of Shareholders' Equity
	  for the years ended December 31, 2003, 2002
	  and 2001                                                      60

	  Consolidated Statements of Cash Flows for the
	  years ended December 31, 2003, 2002 and 2001                  61

	  Notes to Consolidated Financial Statements                 62-75

	  Report of Independent Auditors                                76


     (2) The following financial statement schedules are included herein:

	  Schedule I - Consolidated Summary of Investments
	  Other than Investments in Related Parties at
	  December 31, 2003                                            79

	  Schedule II - Condensed Financial Information of
	  Registrant for the years ended December 31, 2003,
	  2002 and 2001                                                80

	  Schedule III - Consolidated Supplementary Insurance
	  Information for the years ended December 31, 2003,
	  2002 and 2001                                             81-83

	  Schedule IV - Consolidated Reinsurance for the
	  years ended December 31, 2003, 2002 and 2001                 84

	  Schedule V - Valuation and Qualifying Accounts for
	  the years ended December 31, 2003, 2002 and 2001             85

	  Schedule VI - Consolidated Supplemental Information
	  Concerning Property and Casualty Insurance Operations
	  for the years ended December 31, 2003, 2002 and 2001         86

Item 15.  Continued


CONSOLIDATED BALANCE SHEETS

December 31 (in millions, except share data)                         2003         2002         2001
=====================================================================================================
Assets
Investments, at fair value:
   Fixed maturities:
      Available for sale, at fair value
        (amortized cost:  $2,851.2; $2,967.5; $2,730.0)         $3,022.2     $3,139.8     $2,772.1
      Held-to-maturity, at amortized cost
        (fair value:  $354.2)                                      356.1            -            -
   Equity securities, at fair value
        (cost:  $77.9; $92.6; $110.2)                              329.0        312.5        489.0
   Short-term investments, at fair value                            40.4         49.8         54.8
----------------------------------------------------------------------------------------------------
Total investments                                                3,747.7      3,502.1      3,315.9

Cash                                                                16.5         12.4         37.5
Premiums and other receivables, net of allowance for bad
   debts of $4.2, $4.3, and $8.4, respectively                     347.9        324.7        342.0
Deferred policy acquisition costs                                  169.3        181.3        166.8
Property and equipment, net of accumulated depreciation of
   $152.9, $145.9, and $133.2, respectively                         89.2         97.8         99.8
Reinsurance recoverable                                            592.7        419.9        237.7
Agent relationships, net of accumulated amortization of
   $39.1, $34.1, and $36.3, respectively                           142.6        161.3        241.0
Interest and dividends due or accrued                               47.5         46.0         43.3
Deferred income taxes                                                  -          2.4            -
Other assets                                                        15.5         31.1         40.6
----------------------------------------------------------------------------------------------------
Total assets                                                    $5,168.9     $4,779.0     $4,524.6
=====================================================================================================

Liabilities
Insurance reserves:
   Losses                                                       $2,163.7     $1,978.8     $1,746.8
   Loss adjustment expenses                                        464.1        454.9        403.9
   Unearned premiums                                               703.0        668.7        666.8
Debt                                                               198.0        198.3        210.2
Reinsurance treaty funds held                                      150.5        129.4        107.1
Deferred income taxes                                               12.8            -          3.1
Other liabilities                                                  331.0        290.2        306.7
----------------------------------------------------------------------------------------------------
Total liabilities                                                4,023.1      3,720.3      3,444.6
----------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $.125 par value
   Authorized shares:  150,000,000                                     -            -            -
   Issued shares:  72,418,344; 72,418,344; 94,418,344                9.0          9.0         11.8
Additional paid-in capital                                             -            -          4.2
Common stock purchase warrants                                         -         21.1         21.1
Accumulated other comprehensive income                             254.7        246.2        274.4
Retained earnings                                                1,033.4        936.7      1,221.5
Treasury stock, at cost:
   (Shares: 11,461,301; 11,692,976; 34,312,259)                   (151.3)      (154.3)      (453.0)
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                       1,145.8      1,058.7      1,080.0
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $5,168.9     $4,779.0     $4,524.6
=====================================================================================================

See notes to consolidated financial statements

Item 15.  Continued


CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions, except share data)        2003         2002         2001
------------------------------------------------------------------------------------------------
Premiums and finance charges earned                        $1,424.4     $1,450.5     $1,506.7
Investment income less expenses                               208.7        207.1        212.4
Investment gains realized, net                                 35.9         45.2        182.9
------------------------------------------------------------------------------------------------
      Total revenues                                        1,669.0      1,702.8      1,902.0

Losses and benefits for policyholders                         852.5        902.7      1,001.6
Loss adjustment expenses                                      174.9        227.1        202.4
General operating expenses                                    116.7        108.7        111.8
Amortization of agent relationships                             7.4         10.2         11.3
Write-down of agent relationships                              11.3         69.5         11.0
Early retirement charge                                           -            -          6.0
New Jersey renewal obligation transfer fee                        -            -         40.6
Amortization of deferred policy acquisition costs             384.0        376.2        375.7
Depreciation and amortization expense                          14.6         15.1         15.2
------------------------------------------------------------------------------------------------
      Total expenses                                        1,561.4      1,709.5      1,775.6
------------------------------------------------------------------------------------------------

Income (loss) before income taxes                             107.6         (6.7)       126.4

Income tax (benefit) expense:
   Current                                                     21.2        (13.9)        17.3
   Deferred                                                    10.6          8.1         10.5
------------------------------------------------------------------------------------------------
      Total income tax (benefit) expense                       31.8         (5.8)        27.8
------------------------------------------------------------------------------------------------

Net income (loss)                                          $   75.8     $   (0.9)    $   98.6
================================================================================================

Average shares outstanding - basic                       60,848,718   60,494,104    60,076,207
================================================================================================

Earnings per share - basic:
Net income (loss), per share                               $   1.25     $  (0.01)   $   1.64
================================================================================================

Average shares outstanding - diluted                     61,326,692   61,284,255   60,208,573
================================================================================================

Earnings per share - diluted
Net income (loss), per share                               $   1.24     $  (0.01)    $   1.64
================================================================================================

See notes to consolidated financial statements

Item 15.  Continued


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Common      Accumulated
                                           Additional     stock         other                                   Total
(in millions, except per      Common        paid-in      purchase    comprehensive   Retained    Treasury    shareholders'
 share data)                  stock         capital      warrants       income       earnings     stock         equity
===========================================================================================================================
Balance,
December 31, 2000              $   11.8     $   4.2      $  21.1      $  409.9      $ 1,122.9    $ (453.3)    $ 1,116.6

Net income                                                                               98.6                      98.6
Change in unrealized gain,
   net of deferred income tax
   benefit of $73.0                                                     (135.5)                                  (135.5)
                                                                                                              -----------
Comprehensive loss                                                                                                (36.9)
Net forfeiture of treasury
   stock (33,566 shares)                                                                              0.3           0.3
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001              $   11.8     $   4.2     $  21.1       $  274.4      $ 1,221.5    $ (453.0)    $ 1,080.0

Net loss                                                                                 (0.9)                     (0.9)
Change in unrealized gain,
   net of deferred income tax
   benefit of $10.0                                                      (18.6)                                   (18.6)
Minimum pension liability,
   net of tax $5.2                                                        (9.6)                                    (9.6)
                                                                                                              ----------
Comprehensive loss                                                                                                (29.1)
Net issuance of treasury
   stock (619,283 shares)                      (0.1)                                     (0.3)        8.2           7.8
Retirement of treasury stock
   (22,000,000 shares)             (2.8)       (4.1)                                   (283.6)      290.5             -
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002              $    9.0     $     -     $  21.1       $  246.2      $   936.7    $ (154.3)    $ 1,058.7

Net income                                                                               75.8                      75.8
Change in unrealized gain,
   net of deferred income tax
   expense of $14.8                                                       27.4                                     27.4
Minimum pension liability,
   net of tax $10.2                                                      (18.9)                                   (18.9)
                                                                                                              ----------
Comprehensive income                                                                                               84.3
Expiration of warrants                                    (21.1)                         21.1                         -
Net issuance of treasury
   stock (231,675 shares)                                                                (0.2)        3.0           2.8
---------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2003              $    9.0     $     -     $     -       $  254.7      $ 1,033.4    $ (151.3)    $ 1,145.8
===========================================================================================================================

See notes to consolidated financial statements

Item 15.  Continued


CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions)                                2003         2002         2001
=====================================================================================================
Cash flows from Operating Activities:
   Operating Activities
      Net income (loss)                                       $    75.8    $    (0.9)    $   98.6
      Adjustments to reconcile net income (loss) to cash
      from operating activities:
         Changes in:
            Insurance reserves                                    228.4        284.9        117.4
            Reinsurance treaty funds held                          21.1         22.3         17.8
            Income taxes                                           11.5          2.9         31.9
            Premiums and other receivables                        (23.2)        17.2         15.1
            Deferred policy acquisition costs                      12.0        (14.5)         8.3
            Reinsurance recoverable                              (172.8)      (182.2)       (89.1)
            Other assets                                            0.5          2.5          3.0
            Other liabilities                                      12.5        (34.7)        17.7
         Amortization and write-down of agent relationships        18.7         79.7         22.4
         Depreciation and amortization                             20.1         16.2         10.0
         Investment gains                                         (35.9)       (45.2)      (182.9)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         168.7        148.2         70.2
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                       (1,207.9)    (1,249.2)    (1,571.5)
      Fixed maturity, held-to-maturity                             (7.7)           -            -
      Equity                                                       (6.1)       (19.5)       (55.5)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                          883.5        948.3      1,215.6
      Equity                                                       39.8        100.9        298.6
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                           95.5         62.4         77.5
      Fixed maturity, held-to-maturity                             17.4            -            -
      Equity                                                       13.7            -            -
   Property and equipment:
      Purchases                                                    (9.9)       (17.0)       (22.9)
      Sales                                                         6.1          0.4          0.8
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (175.6)      (173.7)       (57.4)
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Proceeds from the issuance of convertible notes                 -        201.3            -
      Payments                                                     (0.6)      (205.6)       (10.6)
      Payment for deferred financing costs                            -         (0.4)           -
      Payment of issuance costs                                       -         (7.4)           -
   Proceeds from exercise of stock options                          2.2          7.5          0.1
-----------------------------------------------------------------------------------------------------
Net cash provided by (used) in financing activities                 1.6         (4.6)       (10.5)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (5.3)       (30.1)         2.3
Cash and cash equivalents, beginning of year                       62.2         92.3         90.0
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $    56.9    $    62.2     $   92.3
=====================================================================================================

Additional disclosures:
Interest and related fees paid                                $    10.3    $    14.9     $   14.3
Income taxes paid (refunded)                                        4.4         (7.0)        (1.5)

See notes to consolidated financial statements

Item 15.  Continued


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in millions, except per share data, unless otherwise stated)


NOTE  1  --  Summary of Significant Accounting Policies

A.  Nature of Business
    ------------------
Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company, which is one of six property-casualty companies that make up Ohio Casualty Group (the Group), whose primary products consist of insurance for personal auto, commercial property, homeowners, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 28.8% of its 2003 net premiums written generated in the states of New Jersey (11.1%), Ohio (9.2%) and Pennsylvania (8.5%).

B.  Principles of Consolidation
    ---------------------------
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States and include the accounts of Ohio Casualty Corporation and its subsidiaries (The Ohio Casualty Insurance Company, West American Insurance Company, Ohio Security Insurance Company, American Fire and Casualty Company, Avomark Insurance Company and Ohio Casualty of New Jersey, Inc.). Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant inter-company transactions have been eliminated.

C.  Investments
    -----------
Investment securities are classified into one of the following categories:
      (1)  held-to-maturity securities
      (2)  available-for-sale securities
    Fixed maturity securities classified as held-to-maturity are carried at amortized cost because management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive income, net of deferred tax. Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Variations from prepayment assumptions will affect the life and yield of these securities. Transfers of fixed maturity securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks. Fair values of fixed maturities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available.
    The Corporation regularly evaluates all investments based on current economic conditions, credit loss experience and other specific developments. The Corporation monitors the difference between the cost and estimated fair value of investments to determine whether a decline in value is temporary or other than temporary in nature. The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. If a decline in the net realizable value of a security is determined to be other than temporary, it is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value.
    Short-term investments include securities with original maturities of 90 days or less and are stated at fair value, which approximates cost.
    Realized gains or losses on disposition of investments are determined on the basis of the cost of specific investments sold.

D.  Fair Value of Financial Instruments
    -----------------------------------
The carrying amounts of the Corporation's financial instruments include cash and short-term investments which approximate fair value at December 31, 2003, 2002 and 2001. The fair value of the convertible debt is based on quoted market prices and was $210.3 at December 31, 2003, compared to the carrying value of $198.0. The fair value as of December 31, 2002 was $186.5, compared to a carrying value of $198.3.

E.  Premiums
    --------
Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of allowances determined by management.

F.  Deferred Policy Acquisition Costs
    ---------------------------------
Acquisition costs incurred at policy issuance net of applicable reinsurance ceding commissions are deferred and amortized over the term of the policy. Acquisition costs deferred consist of commissions, brokerage fees, salaries and benefits and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses which vary directly with the acquisition of insurance contracts. Quarterly, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated in the periods presented.

Item 15. Continued

G.  Property and Equipment
    ----------------------
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated lives of the assets. Buildings are depreciated over an estimated useful life of 32 years, furniture and equipment over a three to seven year life.

H.  Internally Developed Software
    -----------------------------
In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheet were $52.0 and $7.2 at December 31, 2003, $50.3 and $3.7 at December 31, 2002 and
$41.4 and $1.0 at December 31, 2001, respectively.

I.  Agent Relationships
    -------------------
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The asset represents the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated quarterly in accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involves significant management judgments to evaluate the capacity of an acquired agent relationship to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss will be recognized (See Note 14).

J.  Loss Reserves
    -------------
The reserves for unpaid losses and loss adjustment expenses (LAE) are based on estimates of ultimate claim costs, including claims incurred but not reported (IBNR), salvage and subrogation and inflation without discounting. For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. Reserves are reviewed quarterly using generally accepted actuarial techniques, and any resulting adjustments are reflected in earnings currently. The estimates are developed using the facts in each case, experience with similar cases and the effects of current developments and anticipated trends. Accordingly there can be no assurance that the ultimate liability will not vary from such estimates.

K.  Reinsurance
    -----------
In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.
The Group records its ceded reinsurance transactions on a gross basis and records an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract. The Group is also required to maintain a reinsurance treaty fund as stipulated by the first layer casualty treaty. The reinsurance treaty contains a provision for a security trust fund. The Corporation deposits premium into the fund and makes withdrawals to pay claims that qualify for that contract of reinsurance. Interest from the securities is shared with the reinsurers.
The securities are recorded as assets and there is a corresponding liability. The ceded reinsurance transactions are recorded in the same manner as all other cessions.

L.  Income Taxes
    ------------
The Corporation files a consolidated federal income tax return. The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The principal assets and liabilities giving rise to such differences are net unrealized gains/losses on securities, loss reserves, unearned premiums reserves, deferred acquisition costs and non-deductible accruals. The Corporation reviews its deferred tax assets and liabilities for recoverability. At December 31, 2003, the Corporation is able to demonstrate that the benefit of its deferred tax assets is fully realizable.

Item 15. Continued

M.  Stock Options
    -------------
The Corporation accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25," Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted FAS 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                  2003         2002         2001
-----------------------------------------------------------------
Net income (loss)
   As reported:                  $75.8       $  (.9)       $98.6
   Add:  Stock-based
     employee compensation
     reported in net income,
     net of related tax
     effect                        0.1          0.1            -
   Deduct:  Total stock-based
     employee compensation,
     net of related tax effects    5.8          4.6          4.2
   Pro Forma:                     70.1         (5.4)        94.4
Basic EPS
   As reported:                  $1.25        $(.01)       $1.64
   Pro Forma:                    $1.15        $(.09)       $1.57
Diluted EPS
   As reported:                  $1.24        $(.01)       $1.64
   Pro Forma:                    $1.14        $(.09)       $1.57

N.  Insurance Assessments
    ---------------------
The Group accrues a liability for insurance related assessments in accordance with SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." As of December 31, 2003, 2002 and 2001 the liability for these assessments was $8.9, $7.4 and $6.6, respectively.

O.  Earnings Per Share
    ------------------
Earnings per share of common stock is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive common stock options.

P.  Cash and Cash Equivalents
    -------------------------
Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. Short-term investments are deemed to be cash equivalents. As of December 31, 2003, 2002 and 2001, the Group had $4.0, $2.3 and $0.5, respectively, of cash held in escrow which is subject to withdrawal restrictions.

Q.  Use of Estimates
    ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    The insurance industry is subject to regulation that differs by state. A dramatic change in regulation in a given state may have a material adverse impact on the Corporation.


NOTE  2  --  Investments
Investment income is summarized as follows:

                                       2003          2002          2001
-------------------------------------------------------------------------
Investment income from:
   Fixed maturities                  $210.9        $207.0        $208.0
   Equity securities                    8.4           8.6          10.7
   Short-term securities                 .5            .8           3.2
--------------------------------------------------------------------------
Total investment income               219.8         216.4         221.9
Investment expenses                    11.1           9.3           9.5
--------------------------------------------------------------------------
Net investment income                $208.7        $207.1        $212.4
==========================================================================

    The gross realized gains and gross realized losses from sales of securities were as follows:

                                   Gross            Gross            Net
                                Realized         Realized       Realized
December 31                        Gains         (Losses)          Gains
--------------------------------------------------------------------------
          2003                   $  57.3          $(21.4)         $ 35.9
          2002                      92.3           (47.1)           45.2
          2001                     202.7           (19.8)          182.9

    Included in realized losses were the write-down of securities for other than temporary declines in market value of $10.5, $10.9 and $12.0, in 2003, 2002 and 2001, respectively. The large realized gains in 2002 and 2001 were due to the partial reallocation of the Corporation's equity portfolio to fixed income holdings. Significant appreciation in the equity holdings sold as part of the reallocation contributed to the realized gains in 2002 and 2001.
    In the first quarter of 2003, the Corporation transferred $368.8 of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification, which resulted in a $12.3 unrealized gain. The unrealized holding gain of $12.3 as of December 31, 2003 is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. This transfer was made as the Corporation has both the ability to hold investments to maturity and the positive intent to do so. As of December 31, 2003, the amortized cost of the held-to-maturity portfolio was $356.1. The reduction for the year was a result of scheduled payments and maturities on the securities held in this classification.

Item 15. Continued

    Changes in unrealized gains (losses) on investments in securities are summarized as follows:

                                       2003          2002          2001
-------------------------------------------------------------------------
Unrealized gains (losses):
  Securities available-for-sale      $ 29.9        $(28.6)      $(208.5)
  Transfer of securities to
     held-to-maturity                  12.3             -             -
  Deferred tax benefit (loss)         (14.8)         10.0          73.0
--------------------------------------------------------------------------
Net unrealized gains (losses)        $ 27.4        $(18.6)      $(135.5)
==========================================================================

    The amortized cost and estimated fair values of investments in available-for-sale fixed maturity and equity securities are as follows:


                                           Gross       Gross     Estimated
                          Amortized   Unrealized  Unrealized          Fair
2003                           Cost        Gains      Losses         Value
----------------------------------------------------------------------------
Securities:
  U.S. Government          $   40.9     $    2.4     $   (.1)     $   43.2
  States, municipalities
    and political
    subdivisions               76.8          2.5         (.2)         79.1
  Corporate securities      1,941.1        152.7        (8.4)      2,085.4
  Mortgage-backed
    securities:
      U.S. Government
         Agency                12.6           .6           -          13.2
      Other                   779.8         29.5        (8.0)        801.3
----------------------------------------------------------------------------
Total fixed maturities      2,851.2        187.7       (16.7)      3,022.2
Equity securities              77.9        251.1           -         329.0
Short-term investments         40.4            -           -          40.4
----------------------------------------------------------------------------
Total securities           $2,969.5       $438.8      $(16.7)     $3,391.6
============================================================================



                                           Gross       Gross     Estimated
                          Amortized   Unrealized  Unrealized          Fair
2002                           Cost        Gains      Losses         Value
----------------------------------------------------------------------------
Securities :
  U.S. Government          $   26.1     $    3.0     $     -      $   29.1
  States, municipalities
    and political
    subdivisions               44.2          2.6           -          46.8
  Corporate securities      1,779.0        156.0       (25.5)      1,909.6
  Mortgage-backed
    securities:
    U.S. Government
      Agency                   52.8          2.3           -         55.1
    Other                   1,065.4         41.0        (7.2)     1,099.2
---------------------------------------------------------------------------
Total fixed maturities      2,967.5        204.9       (32.7)     3,139.8
Equity securities              92.6        230.2       (10.2)       312.5
Short-term investments         49.8            -           -         49.8
---------------------------------------------------------------------------
Total securities           $3,109.9       $435.1      $(42.9)    $3,502.1
===========================================================================


                                           Gross       Gross     Estimated
                          Amortized   Unrealized  Unrealized          Fair
2001                           Cost        Gains      Losses         Value
----------------------------------------------------------------------------
Securities :
  U.S. Government          $   27.8     $    1.6     $     -      $   29.4
  States, municipalities
    and political
    subdivisions               30.1          1.3           -          31.3
  Corporate securities      1,577.9         48.0       (22.3)      1,603.5
  Mortgage-backed
    securities:
    U.S. Government
      Agency                   56.3           .2         (.5)         56.1
    Other                   1,037.9         26.6       (12.8)      1,051.8
----------------------------------------------------------------------------
Total fixed maturities      2,730.0         77.7       (35.6)      2,772.1
Equity securities             110.2        381.6        (2.8)        489.0
Short-term investments         54.8            -           -          54.8
-----------------------------------------------------------------------------
Total securities           $2,895.0       $459.3      $(38.4)     $3,315.9
=============================================================================

    The amortized cost and estimated fair values of investments in held-to-maturity fixed maturity securities are as follows:

                                           Gross       Gross     Estimated
                          Amortized   Unrealized  Unrealized          Fair
2003                           Cost        Gains      Losses         Value
----------------------------------------------------------------------------
Securities:
  Corporate securities       $167.7        $ 2.1       $(2.0)       $167.8
  Mortgage-backed
    securities:
    Other                     188.4           .5        (2.5)        186.4
----------------------------------------------------------------------------
Total fixed maturities       $356.1        $ 2.6       $(4.5)       $354.2
============================================================================

    For securities in an unrealized loss position, the Group evaluates the difference between the cost/amortized cost and estimated fair value of the security to determine whether a decline in value is temporary or other than temporary in nature. Securities that had a relatively high degree of decline in value and/or securities that had been in unrealized loss positions for longer, continuous periods of time are more closely reviewed. This assessment includes many factors such as the issuing entity's financial position, financial flexibility, future prospects, management competence, and industry fundamentals. Based on this review, the Corporation makes a judgement as to whether the decline in value is temporary or other than temporary. The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by the length of time the securities have continuously been in an unrealized loss position as of December 31, 2003:

Item 15. Continued


Available-for-sale:
                        Less than 12 months      12 months or longer             Total
                       ----------------------   ----------------------   ----------------------
                       Fair Value  Unrealized   Fair Value  Unrealized   Fair Value  Unrealized
                                     Losses                   Losses                   Losses
                       ----------------------   ----------------------   ----------------------
Securities:
  U.S. Government         $ 14.8     $ (.1)      $    -       $    -        $ 14.8     $  (.1)
  States, municipal-
    ities and political
    subdivisions             9.0       (.2)           -            -            9.0       (.2)
  Corporate securities     248.4      (6.5)        37.0         (1.9)         285.4      (8.4)
  Mortgage-backed
    securities:
      Other                242.2      (6.8)        19.2         (1.2)         261.4      (8.0)
-----------------------------------------------------------------------------------------------
Total fixed maturities     514.4     (13.6)        56.2         (3.1)         570.6     (16.7)
Equity securities             .7         -          1.6            -            2.3         -
------------------------------------------------------------------------------------------------
Total temporarily
impaired securities       $515.1    $(13.6)       $57.8        $(3.1)        $572.9    $(16.7)
================================================================================================


Held-to-maturity:
                        Less than 12 months      12 months or longer             Total
                       ----------------------   ----------------------   ----------------------
                       Fair Value  Unrealized   Fair Value  Unrealized   Fair Value  Unrealized
                                     Losses                   Losses                   Losses
                       ----------------------   ----------------------   ----------------------
Corporate securities      $106.0     $(1.8)      $  5.0       $ (.2)        $111.0     $(2.0)
  Mortgage-backed
    securities:
      Other                115.7      (1.9)        27.7         (.6)         143.4      (2.5)
-----------------------------------------------------------------------------------------------
Total temporarily
impaired securities       $221.7     $(3.7)       $32.7       $ (.8)        $254.4     $(4.5)
===============================================================================================

    Based on a review of each security, the Corporation believes that unrealized losses on these securities were temporary declines in value at December 31, 2003. In the tables above, there are approximately 190 securities represented. Of this total, 31 securities have unrealized loss positions greater than 5% of their market values at December 31, 2003 with none exceeding 20%. This group represents $10.0, or 47% of the total unrealized loss position of the Corporation. Of this group, 22 securities, representing approximately $7.1 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining nine securities in an unrealized loss position for longer than twelve months totaling $2.9 million, the Corporation believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that the Corporation and the Group have positive intent and the ability to hold the securities until they mature or recover in value.
    Gross gains of $19.7, $15.7 and $39.8 and gross losses of $18.2, $40.9 and $35.2 were realized on the sales of fixed maturity securities in 2003, 2002 and 2001, respectively.
    The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2003, 2002 and 2001, these investments had a fair value of $59.6, $59.0 and $55.2, respectively.
    The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale
                                                                 Estimated
                                               Amortized              Fair
                                                    Cost             Value
----------------------------------------------------------------------------
Due in one year or less                         $   13.5           $   13.2
Due after one year through five years              421.1              460.0
Due after five years through ten years           1,064.6            1,147.6
Due after ten years                                559.6              586.9
Mortgage-backed securities:
  U.S. Government Agency                            12.6               13.2
  Other                                            779.8              806.3
----------------------------------------------------------------------------
Total fixed maturities                          $2,851.2           $3,022.2
============================================================================


Held-to-maturity
                                                                 Estimated
                                               Amortized              Fair
                                                    Cost             Value
----------------------------------------------------------------------------
Due in one year or less                         $      -           $      -
Due after one year through five years               16.6               16.6
Due after five years through ten years             100.7               99.8
Due after ten years                                 50.4               51.4
Mortgage-backed securities:
  Other                                            188.4              186.4
-----------------------------------------------------------------------------
Total fixed maturities                            $356.1             $354.2
=============================================================================


NOTE  3  --  Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are summarized as follows:

                                           2003          2002         2001
----------------------------------------------------------------------------
Deferred, January 1                      $181.3        $166.8       $175.1
----------------------------------------------------------------------------
Additions:
Commissions and brokerage                 243.6         254.5        237.4
Salaries and employee benefits             56.2          57.7         57.6
Other                                      72.2          78.5         72.3
----------------------------------------------------------------------------
Deferral of expense                       372.0         390.7        367.3
----------------------------------------------------------------------------
Amortization to expense                   384.0         376.2        375.6
----------------------------------------------------------------------------
Deferred, December 31                    $169.3        $181.3       $166.8
============================================================================


NOTE 4  --  Income Tax
The effective income tax rate is less than the statutory corporate tax rate of 35% for 2003, 2002 and 2001 for the following reasons:

                                           2003          2002         2001
----------------------------------------------------------------------------
Tax at statutory rate                     $37.7         $(2.3)      $ 44.2
Tax exempt interest                        (1.3)          (.9)         (.8)
Dividends received deduction
  (DRD)                                    (2.1)         (2.2)        (2.7)
Proration of DRD and tax
  exempt interest                            .4            .2           .3
Loss on disposition of subsidiary
  stock                                       -             -        (16.1)
Other                                      (2.9)          (.6)         2.9
----------------------------------------------------------------------------
    Actual tax expense (benefit)          $31.8         $(5.8)      $ 27.8
============================================================================

Item 15. Continued

    The loss on disposition of subsidiary stock in 2001 was a non-recurring tax benefit related to the sale of a minority interest in stock of the Ohio Casualty of New Jersey, Inc. subsidiary.
        The components of the net deferred tax asset (liability) were as follows:

                                           2003           2002         2001
----------------------------------------------------------------------------
Unearned premium proration              $  35.3        $  34.1      $  34.3
Accrued expenses                           39.9           35.5         39.2
NOL and AMT carryforward                    1.8           22.6          9.6
Postretirement benefits                    37.7           35.9         33.9
Discounted loss and loss
  expense reserves                         83.9           75.0         85.6
----------------------------------------------------------------------------
Total deferred tax assets                 198.6          203.1        202.6
----------------------------------------------------------------------------
Deferred policy acquisition costs         (59.3)         (63.4)       (58.4)
Unrealized gains on investments          (152.1)        (137.3)      (147.3)
----------------------------------------------------------------------------
Total deferred tax liabilities           (211.4)        (200.7)      (205.7)
----------------------------------------------------------------------------
Net deferred tax asset (liability)      $ (12.8)       $   2.4      $  (3.1)
============================================================================

    The Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary.


NOTE 5  --  Employee Benefits
The Corporation has a non-contributory defined benefit retirement plan, a contributory health care plan, life and disability insurance plans and a savings plan covering substantially all employees. Benefit expenses are as follows:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Employee benefit costs:
   Pension plan                          $  4.2         $   .2       $ (3.8)
   Health care                             14.4           18.2         15.5
   Life and disability
     insurance                              1.9            1.7           .8
   Savings plan                             3.0            2.8          2.9
-----------------------------------------------------------------------------
       Total                             $ 23.5         $ 22.9       $ 15.4
=============================================================================

    The pension cost (benefit) is determined as follows:

                                           2003           2002         2001
-----------------------------------------------------------------------------
Service cost earned during the
   year                                  $  7.2         $  6.7       $  6.3
Interest cost on projected
   benefit obligation                      18.4           17.9         17.4
Expected return on plan assets            (21.6)         (22.9)       (24.0)
Amortization of unrecognized
   net asset                                  -           (1.7)        (2.9)
Amortization of accumulated gains             -              -          (.8)
Amortization of unrecognized
   prior service cost                        .2             .2           .2
-----------------------------------------------------------------------------
Net pension cost (benefit)               $  4.2         $   .2       $ (3.8)
=============================================================================

    Changes in the benefit obligation during the year:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Benefit obligation at beginning
   of year                               $270.9         $247.6       $224.6
-----------------------------------------------------------------------------
Service cost                                7.2            6.7          6.3
Interest cost                              18.4           17.9         17.4
Actuarial loss                             39.1           15.1          6.3
Benefits paid                             (17.4)         (16.5)       (16.0)
Amendments                                    -             .1            -
Curtailments                                  -              -          9.0
-----------------------------------------------------------------------------
Benefit obligation at end of year        $318.2         $270.9       $247.6
=============================================================================

    Changes in pension plan assets during the year:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Fair value of plan assets at
   beginning of year                     $235.1         $257.1        $273.4
-----------------------------------------------------------------------------
Actual return on plan assets               24.0           (5.7)         (1.3)
Benefits paid                             (17.4)         (16.3)        (15.0)
-----------------------------------------------------------------------------
Fair value of plan assets at
   end of year                           $241.7         $235.1        $257.1
=============================================================================


                                           2003           2002         2001
-----------------------------------------------------------------------------
Projected benefit obligation             $318.2         $270.9       $247.6
Accumulated benefit obligation            284.8          245.0        244.6
Fair value of plan assets                 241.7          235.1        257.1

    The Corporation expects to contribute approximately $7.6 to its pension plan during 2004. Pension plan funding at December 31:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Funded status                            $(76.5)        $(35.7)      $  9.5
Unrecognized net gain (loss)              (77.3)         (40.5)         3.3
Unrecognized net assets                       -              -          1.7
Unrecognized prior
   service cost                            (1.3)          (1.5)        (1.7)
-----------------------------------------------------------------------------
Accrued pension asset                    $  2.1         $  6.3       $  6.2
=============================================================================
Expected long-term return on
   plan assets                             8.75%          8.50%        8.50%
Discount rate on plan benefit
   obligations                             6.15%          7.00%        7.50%
Expected future rate of salary
   increases                               4.00%          4.00%        5.25%

   The Corporation considers the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes and the expectations for future returns of each asset class when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.75% assumption.

Item 15. Continued

    The Corporation's targeted ranges of asset allocation for the pension plan at December 31, 2003, 2002, and 2001 by asset category are as follows:

          Equity securities            55-79%
          Debt securities              22-30%
          Real estate                   4-10%
          Other                          0-5%

    The Corporation's weighted-average pension asset allocation at September 30, 2003, 2002 and 2001 by asset category is as follows:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Equity securities                          61.4%          50.8%        54.7%
Debt securities                            21.8%          35.3%        30.2%
Real estate                                 9.3%          12.3%        11.4%
Other                                       7.5%           1.6%         3.7%
-----------------------------------------------------------------------------
   Total                                  100.0%         100.0%       100.0%
=============================================================================

    Investments are diversified among capitalization and style within the equity portfolio. Up to 18% of the equity portfolio may be invested in financial markets outside of the United States. In order to minimize equity risk, limitations are placed on the overall amount that can be invested in a single stock at both cost and market value. Equity investments are also diversified across the various economic sectors. Approximately 10% of the portfolio is allocated to real estate to further diversify risk.
    For the Corporation's defined benefit plan, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2003 and 2002, resulting in the recognition of a minimum pension liability of approximately $45.2 and $16.2 of which $1.3 and $1.5 is recognized as an intangible asset, respectively. The remaining $43.9 and $14.7 represents before tax other comprehensive loss reported in the December 31, 2003 and 2002 Statement of Shareholders' Equity.
    Pension benefits are based on credited service years and final average compensation for the five consecutive calendar years of highest compensation during the last ten years of service immediately prior to termination or retirement or, if greater, the average annual compensation paid during the 60 consecutive month period immediately preceding termination or retirement. Such retirement benefits are calculated considering the individual's Social Security covered compensation. The pension plan measurement date is September 30, 2003, 2002 and 2001. Plan assets at December 31, 2003 include $13.5 of the Corporation's common stock at market value compared to $17.3 and $27.1 at December 31, 2002 and 2001, respectively. The Plan holds 771,964, 1,336,964 and 1,684,464 shares of the Corporation's common stock at December 31, 2003, 2002 and 2001, respectively.
    The components of the Corporation's net periodic postretirement benefit cost at December 31:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Service cost                             $ 2.9          $ 2.8        $ 1.9
Interest cost                              7.4            7.6          6.7
Amortization of unrecognized
  prior service costs                       .2             .2           .2
----------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                           $10.5          $10.6        $ 8.8
============================================================================

    Changes in the postretirement benefit obligation during the year:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Benefit obligation at
  beginning of year                      $108.2         $ 85.2       $ 87.0
-----------------------------------------------------------------------------
Service cost                                2.9            2.8          1.9
Interest cost                               7.4            7.6          6.7
Benefits paid net of plan
  participants' contributions              (5.2)          (6.0)        (5.3)
Increase due to actuarial loss
  (gain), change in discount rate,
  or other assumptions                     13.1           18.6         (5.1)
-----------------------------------------------------------------------------
Benefit obligation at end of year        $126.4         $108.2       $ 85.2
=============================================================================

    Accrued postretirement benefit liability at December 31:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation                     $126.4         $108.2       $ 85.2
Unrecognized net (loss) gain              (17.6)          (4.4)         9.1
Unrecognized prior service
  (cost) benefit                           (1.2)          (1.4)         2.5
-----------------------------------------------------------------------------
Accrued postretirement benefit
  liability                              $107.6         $102.4        $ 96.8
=============================================================================

    Postretirement benefit weighted average rate assumptions at September 30, 2003 and December 31, 2002 and 2001:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Medical trend rate                          10%            10%           8%
Dental trend rate                            5%             5%           5%
Ultimate health care trend rate              5%             5%           5%
Discount rate                             6.15%          7.00%        7.50%

    The above medical trend rates for 2003, 2002 and 2001 were assumed to decrease to the ultimate rate of 5% in nine years. The postretirement benefit plan measurement date is September 30, 2003 and December 31, 2002 and 2001.
    Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $18.9 and increase the postretirement benefit cost for 2003 by $1.7. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $16.4 and decrease the postretirement benefit cost for 2003 by $1.5.
    The Corporation's health care plan is a predominately managed care plan. Retired employees continue to be

Item 15. Continued

eligible to participate in the health care and life insurance plans.
Employee contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are approximately 2,800 active employees and 1,850 retired employees covered by these plans.
    During the second quarter of 2001, the Corporation adopted a special early retirement program. The special early retirement program was available to approximately 330 employees. Of the employees eligible to retire under the program, 147 accepted. The special early retirement program resulted in a one-time before-tax charge of $6.0, or $4.0 after tax to 2001 results.
    Employees may contribute a percentage of their compensation to a savings plan. A portion of employee contributions is matched by the Corporation and invested based upon the investment direction chosen by the employee. The Corporation contributed $3.0, $2.8 and $2.8 in 2003, 2002 and 2001, respectively for the employee match.


NOTE 6  -  Stock Options and Warrants
The Corporation has several incentive programs that are utilized to facilitate the Corporation's long-term financial success which are described below. The Corporation is authorized under provisions of the 1999 Broad-based Employee Stock Option Plan to grant options to purchase 1,500,000 shares of the Corporation's common stock to full time employees and certain part time employees at a price not less than the fair market value of the shares on dates the options are granted. The 2002 Stock Incentive Plan was established by the Corporation and is available to Officers and Directors of the Corporation. Concurrent with the establishment of the 2002 Stock Incentive Plan, the remaining options available for grant under the 1993 Stock Incentive Program were rolled over to the 2002 plan. Shares authorized for grant under the 2002 plan total 3,000,000 plus the shares transferred from the 1993 Stock Incentive Program which total 327,458. Options are no longer available to grant under the 1993 plan.
    The options granted under the 2002 program may be either incentive or non-qualified options as defined by the Internal Revenue Code; the difference in the option plans affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options granted under the 1999 program are nonqualified options. The options under both plans are exercisable at any time after the vesting requirements are met. The options under the 1999 plan are non-transferable whereas the options under the 2002 plan are transferable pending certain conditions as defined in the plan documents. Option expiration dates are ten years from the grant date. Options vest under the 1999 plan at 50% per year for two consecutive years from the date of the grant. Vesting under the 2002 plan ranges from six months to three years. The options also have accelerated vesting periods for participant retirement, death, or disability, subject to a holding period of twelve months for the 1999 program. The holding period for the 2002 plan is three months for retirement and twelve months for death or disability.
    As of December 31, 2003, there are 259,950 and 2,220,194 remaining options available to be granted for the 1999 and 2002 Stock Incentive Programs, respectively.
    In addition, the 2002 Stock Incentive Program provides for the grant of Stock Appreciation Rights. Stock Appreciation Rights provide the recipient with the right to receive payment in cash or stock equal to appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 2003, there were no outstanding stock appreciation rights.
    In 2002 and 2001, the Corporation also granted stock options to purchase 400,000 and 600,000 shares, respectively, of the Corporation's common stock to key executive employees and directors in accordance with Market Place Rules available under NASDAQ Stock Market regulations. The options were granted as either incentive options or nonqualified options. Option expiration dates are ten years from the grant date. The stock options granted vest at either 50% per year for two consecutive years, or at 33% per year for three consecutive years.
    The Corporation has an employee stock purchase plan that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount up to 85% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period is six months in duration but is subject to change. Participants may purchase no more than twenty-five thousand dollars of Corporation stock in a calendar year. During 2003, 43,618 shares have been purchased under the plan and 1,956,382 shares have been reserved for future issuance.
    The following table summarizes information about the stock-based compensation plan as of December 31, 2003, 2002 and 2001, and changes that occurred during the year:

                          2003                   2002                    2001
                    ------------------------------------------------------------------
                               Weighted               Weighted                Weighted
                                  Avg                    Avg                     Avg
                    Shares     Exercise     Shares    Exercise      Shares    Exercise
                    (000)        Price       (000)      Price        (000)      Price
                    -------------------     ------------------      ------------------
Outstanding
  Beginning
  of year            4,491      $13.40       4,230     $12.87        3,212     $13.91
    Granted            936       12.44       1,088      15.85        1,352      10.96
    Exercised         (175)      12.08        (611)     12.42          (34)     12.27
    Forfeited         (144)      14.91        (216)     17.83         (300)     15.56
                     ------                  ------                  ------
Outstanding end
  of year            5,108      $13.26       4,491     $13.40        4,230     $12.87
                     =====                   =====                   =====
Options
  exercisable
  at year end        3,174      $13.28       2,479     $13.41        1,690     $14.64

Avg Remaining
  contractual life    7.43 yrs                8.00 yrs                8.37 yrs

Weighted-Avg fair
  value of options
  granted during
  the year           $6.32                   $8.36                   $5.73

Item 15. Continued

    The following table summarizes the status of stock options outstanding and exercisable at December 31, 2003:

                           --------------------------------------------------------
                           Stock Options Outstanding      Stock Options Exercisable
                           -------------------------      -------------------------
                                    Weighted-
Range of                               Avg     Weighted-                 Weighted-
Exercise                            Remaining     Avg                       Avg
Prices Per                Shares   Contractual  Exercise     Shares      Exercise
Share                      (000)   Life (Yrs.)    Price       (000)        Price
-----------------------------------------------------------------------------------
$8.60 -  $8.60               12        7.31     $ 8.60          12        $ 8.60
$8.99 -  $8.99              558        7.42       8.99         363          8.99
$9.19 - $11.20              635        7.21      10.18         557         10.08
$11.46 - $12.26             802        9.10      12.25           7         11.46
$12.38 - $12.38           1,035        6.16      12.38       1,035         12.38
$12.82 - $13.26             518        8.47      13.22         238         13.19
$13.45 - $14.71             531        8.34      14.44         294         14.38
$14.88 - $17.70             613        7.49      17.28         280         17.21
$18.42 - $23.47             392        5.13      20.68         376         20.75
$23.63 - $23.63              12        4.41      23.63          12         23.63
-----------------------------------------------------------------------------------
$8.60 - $23.63            5,108        7.43     $13.26       3,174        $13.28
===================================================================================

    Under the provisions of FAS 123, as amended by FAS 148, the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 1.8%, expected volatility of 52.81% for 2003, 54.98% for 2002 and 53.01% for 2001, risk free interest rate of 3.81% for 2003, 4.74% for 2002 and 5.10% for 2001, and expected life of eight years. Had the Corporation adopted FAS 123, the amount of before-tax compensation expense that would have been recognized in 2003, 2002 and 2001 was $7.6, $6.2 and $5.8, respectively.
    In connection with the 1998 acquisition of substantially all of the Commercial Lines Division of Great American Insurance Companies (GAI), an insurance subsidiary of the American Financial Group, Inc. (AFG), the Corporation issued warrants to AFG to purchase six million shares of Ohio Casualty Corporation common stock. The warrants provided for the purchase of the Corporation's common stock at $22.505 per share and expired in November 2003 unexercised.


NOTE 7  --  Reinsurance
A reconciliation of direct to net premiums, on both a written and earned basis and a reconciliation of incurred losses is as follows:

                               Direct       Assumed       Ceded         Net
----------------------------------------------------------------------------
2003
----
  Premiums written           $1,570.4        $ 20.0     $(148.8)   $1,441.6
  Premiums earned             1,539.7          16.4      (131.7)    1,424.4
  Losses incurred             1,039.1          38.0      (224.6)      852.5

2002
----
  Premiums written           $1,536.1        $ 16.3     $(103.8)   $1,448.6
  Premiums earned             1,535.9          14.5      (100.1)    1,450.4
  Losses incurred             1,081.2          28.3      (206.8)      902.7

2001
----
  Premiums written           $1,551.0        $ 15.1      $(94.0)   $1,472.2
  Premiums earned             1,510.9          85.0       (89.7)    1,506.2
  Losses incurred               959.3         149.8      (107.5)    1,001.6

The following components of the reinsurance recoverable asset are:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Reserve for unearned premiums           $  60.6        $  43.4      $  39.7
Reserve for losses                        473.3          331.4        151.1
Reserve for loss adjustment
  expenses                                 25.7           23.5         17.6
Allowance for reinsurance
  recoverable                              (2.4)           (.5)           -
Reinsurance recoveries on paid
  losses                                   35.5           22.1         29.3
----------------------------------------------------------------------------
Reinsurance recoverable                  $592.7         $419.9       $237.7
============================================================================


NOTE 8  -- Other Contingencies and Commitments
Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Corporation's consolidated balance sheet. The total amount of unpaid annuities was $19.4, $20.4 and $21.5 at December 31, 2003, 2002 and 2001, respectively.
    The Corporation leases many of its operating and office facilities for various terms under long-term, cancelable and non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for renewal options ranging from one to five years. The leases provide for increases in future minimum annual rental payments based on such measures as increases in operating expenses and pre-negotiated rates. Also, the agreements generally require the Corporation to pay executory costs (utilities, real estate taxes, insurance and repairs). Lease expense and related items totaled $5.0, $5.8 and $6.5 during 2003, 2002 and 2001, respectively.
    The following is a schedule by year of future minimum rental payments required under the operating lease agreements:


        Year Ending
        December 31                    Amount
    ---------------------------------------------
        2004                            $ 4.5
        2005                              3.6
        2006                              3.5
        2007                              2.8
        2008 and thereafter               3.8
    ----------------------------------------------
        Total rental payments           $18.2
    ==============================================

    Total minimum lease payments do not include contingent rentals that may be paid under certain leases. Contingent rental payments were not significant in 2003, 2002, or 2001.
    In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc.
(OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New

Item 15. Continued

Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, the Group member OCNJ agreed to pay Proformance $40.6 to assume its renewal obligations. The amount was taken as a charge in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the periods of March 2002 through March 2005. If this criteria is not met, OCNJ will have to pay up to $15.6 to Proformance to maintain this premiums-to-surplus ratio. As of December 31, 2003, the Group has evaluated the contingency based upon financial data provided by Proformance. The Group has concluded that it is not probable a payment will be made and, therefore, has not recognized a liability in the consolidated financial statements. The Group will continue to monitor the contingency for any future liability recognition.
    The Corporation is involved in litigation and administrative proceedings arising in the ordinary course of business, which, in the opinion of management, after considering established reserves, are not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Corporation. Current litigation includes three separate proceedings making class action claims for which no class certification has been sought or granted at this time.


NOTE 9  --  Losses and Loss Reserves
The following table presents a reconciliation of liabilities for losses and loss adjustment expenses:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Balance as of January 1, net of
  reinsurance recoverables of
  $354.4, $168.7 and $96.2             $2,079.3       $1,982.0     $1,907.3
Incurred related to:
  Current year                            993.3        1,045.4      1,145.5
  Prior years                              34.1           84.4         58.5
----------------------------------------------------------------------------
Total incurred                          1,027.4        1,129.8      1,204.0
----------------------------------------------------------------------------

Paid related to:
  Current year                            388.6          423.6        520.2
  Prior years                             586.9          608.9        609.1
----------------------------------------------------------------------------
Total paid                                975.5        1,032.5      1,129.3
----------------------------------------------------------------------------

Balance as of December 31, net of
  reinsurance recoverables of
  $496.6, $354.4 and $168.7            $2,131.2       $2,079.3    $1,982.0
============================================================================

    The 2003, 2002 and 2001 incurred loss and loss adjustment expenses for prior years changed due to an increase in severity as losses developed. For the year 2003, this development was concentrated in the workers' compensation and commercial multiple peril product lines of the Commercial Lines operating segment and in the personal auto product line of the Personal Lines operating segment. For the year 2002, this was concentrated in the general liability and commercial auto product lines of the Commercial Lines operating segment and in personal auto product line of the Personal Lines operating segment. Approximately $62.2 before tax was recognized in the third quarter of 2002, which relates primarily to increased severity on construction defect claims. The 2001 change was concentrated in the workers' compensation and general liability product lines. These developments have been considered in establishing the December 31, 2003 loss and loss adjustment expense reserves reflected on the balance sheet.
    The following table presents before-tax catastrophe losses incurred and the respective impact on the statutory loss ratio:


                                           2003           2002         2001
-----------------------------------------------------------------------------
Incurred losses                           $43.8          $20.8        $34.6
Statutory loss ratio effect                 3.1%           1.4%         2.3%

    In 2003, 2002 and 2001 there were 21, 25 and 19 catastrophes, respectively. The largest catastrophe in each year was $11.5, $7.5 and $17.8 in incurred losses. Additional catastrophes with over $1.0 in incurred losses numbered nine, six and four in 2003, 2002 and 2001, respectively. The additional catastrophes with over $1.0 in incurred losses in 2001 included $3.0 net of reinsurance losses related to the September 11, 2001 terrorist attacks.
    The effect of catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results.
    Inflation has historically affected operating costs, premium revenues and investment yields as business expenses have increased over time. The long-term effects of inflation are considered when estimating the ultimate liability for losses and loss adjustment expenses. The liability is based on historical loss development trends which are adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. It is not adjusted to reflect the effect of discounting.
    Reserves for asbestos-related illnesses and toxic waste cleanup claims cannot be estimated with traditional loss reserving techniques. In establishing liabilities for claims for asbestos-related illnesses and for toxic waste cleanup claims, management considers facts currently known and the current state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, there is uncertainty regarding the extent of remediation. Accordingly, additional liability could develop. Estimated asbestos and environmental reserves are composed of case reserves, incurred but not reported reserves and reserves for loss adjustment expense. Included in the loss and loss reserve tables above is an increase in 2003 for losses and loss adjustment expense reserves of $16.0 for environmental claims from prior accident years. In 2002, the Corporation reclassified approximately $5.0 of homeowners reserves

Item 15. Continued

related to underground storage tanks as environmental reserves. For 2003, 2002 and 2001, respectively, total case, incurred but not reported and loss adjustment expense reserves were $78.0, $64.3 and $53.5, respectively. Asbestos reserves were $37.6, $35.9 and $31.8 and environmental reserves were $40.4, $28.4 and $21.7 for those respective years.


NOTE 10  --  Earnings Per Share
Basic and diluted earnings per share are summarized as follows:


                                          2003           2002           2001
-----------------------------------------------------------------------------
Net income (loss)                       $ 75.8         $  (.9)        $ 98.6
Average common shares
  outstanding - basic               60,848,718     60,494,104     60,076,207
Basic income (loss) per
  average share                          $1.25          $(.01)         $1.64
=============================================================================
Average common shares
  outstanding                       60,848,718     60,494,104     60,076,207
Effect of dilutive securities          477,974        790,151        132,366
-----------------------------------------------------------------------------
Average common shares
  outstanding - diluted             61,326,692     61,284,255     60,208,573
Diluted income (loss)
  per average share                      $1.24          $(.01)         $1.64
=============================================================================

    At December 31, 2003, 1,485,388 stock options were not included in earnings per share calculations for 2003 as they were antidilutive. The convertible debt impact of 8,897,504 shares calculated based on the "if converted" method were also not included in the earnings per share calculation for 2003 as they were antidilutive.


NOTE 11  --  Quarterly Financial Information (Unaudited)


2003                            First       Second       Third       Fourth
----------------------------------------------------------------------------
Premiums and finance
  charges earned               $349.3       $351.2      $360.4       $363.5
Net investment income            53.2         51.4        51.0         53.1
Investment gains realized        19.3          6.8         5.9          3.9
Net income                       19.9         11.0        17.2         27.7
Basic net income per share       0.33         0.18        0.28         0.46
Diluted net income per share     0.33         0.18        0.28         0.45


2002                            First       Second       Third       Fourth
----------------------------------------------------------------------------
Premiums and finance
  charges earned               $361.0       $364.7      $357.0       $367.8
Net investment income            50.9         50.7        51.7         53.8
Investment gains (loss)
  realized                       22.8          9.5        (5.5)        18.4
Net income (loss)                26.9         13.1       (69.9)        29.1
Basic net income (loss)
  per share                      0.45         0.21       (1.15)        0.48
Diluted net income (loss)
  per share                      0.44         0.21       (1.14)        0.48


NOTE 12  --  Comprehensive Income
Other comprehensive income consists of changes in unrealized gains (losses) on securities and a minimum pension liability and is detailed below:


2003                                       Gross           Tax          Net
-----------------------------------------------------------------------------
Net income                                $107.6        $ 31.8       $ 75.8
-----------------------------------------------------------------------------
Components of other
comprehensive income:
  Unrealized gains arising
  during the period                         76.5          26.8         49.7

  Reclassification
  adjustment for gains
  included in net income                   (34.3)        (12.0)       (22.3)

  Minimum pension liability                (29.1)        (10.2)       (18.9)
-----------------------------------------------------------------------------
Other comprehensive income                  13.1           4.6          8.5
-----------------------------------------------------------------------------
Comprehensive income                      $120.7        $ 36.4       $ 84.3
=============================================================================


2002                                       Gross           Tax          Net
-----------------------------------------------------------------------------
Net loss                                 $  (6.7)      $  (5.8)     $  (0.9)
-----------------------------------------------------------------------------
Components of other
comprehensive income:
  Unrealized gains arising
  during the period                         54.7          19.1         35.6

  Reclassification
  adjustment for gains
  included in net income                   (83.4)        (29.2)       (54.2)

  Minimum pension liability                (14.8)         (5.2)        (9.6)
-----------------------------------------------------------------------------
Other comprehensive loss                   (43.5)        (15.3)       (28.2)
-----------------------------------------------------------------------------
Comprehensive loss                        $(50.2)       $(21.1)      $(29.1)
=============================================================================


2001                                       Gross           Tax          Net
-----------------------------------------------------------------------------
Net income                               $ 126.4       $  27.8      $  98.6
-----------------------------------------------------------------------------
Components of other
comprehensive income:
  Unrealized losses
  arising during the period                 (1.0)         (0.4)        (0.6)

  Reclassification
  adjustment for gains
  included in net income                  (207.5)        (72.6)      (134.9)
-----------------------------------------------------------------------------
Other comprehensive loss                  (208.5)        (73.0)      (135.5)
-----------------------------------------------------------------------------
Comprehensive loss                       $ (82.1)       $(45.2)     $ (36.9)
=============================================================================


NOTE 13  -- Segment Information
The Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial Lines, Specialty Lines and Personal Lines. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income and premium financing.
    Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of

Item 15. Continued

the segments through analysis of industry financial measurements including statutory loss and loss adjustment expense ratios, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain/loss. The following tables present information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.


Commercial Lines Segment                   2003           2002         2001
-----------------------------------------------------------------------------
Net premiums written                    $ 792.6        $ 762.2      $ 689.6
  % Increase (decrease)                     4.0%          10.5%        (4.4)%
Net premiums earned                       777.4          725.6        707.6
  % Increase (decrease)                     7.1%           2.5%        (4.3)%
Underwriting loss (before tax)           (101.4)        (123.1)      (107.8)


Specialty Lines Segment                    2003           2002         2001
-----------------------------------------------------------------------------
Net premiums written                     $164.9         $179.9       $136.1
  % Increase (decrease)                    (8.3)%         32.2%        26.9%
Net premiums earned                       162.7          158.5        130.6
  % Increase                                2.6%          21.4%        25.1%
Underwriting gain (before tax)             36.1              -          9.9


Personal Lines Segment                     2003           2002         2001
-----------------------------------------------------------------------------
Net premiums written                     $484.1         $506.5       $646.5
  % Decrease                               (4.4)%        (21.6)%       (4.4)%
Net premiums earned                       484.3          566.3        668.0
  % Decrease                              (14.5)%        (15.2)%       (3.0)%
Underwriting loss(before tax)             (27.0)         (62.0)      (120.7)


Total Property & Casualty                  2003           2002         2001
----------------------------------------------------------------------------
Net premiums written                   $1,441.6       $1,448.6     $1,472.2
  % Decrease                               (0.5)%         (1.6)%       (2.2)%
Net premiums earned                     1,424.4        1,450.4      1,506.2
  % Decrease                               (1.8)%         (3.7)%       (1.8)%
Underwriting loss (before tax)            (92.3)        (185.1)      (218.7)


All Other                                  2003           2002         2001
-----------------------------------------------------------------------------
Revenues                                $   4.8        $   1.2      $   8.0
Other expenses                            (12.1)         (10.5)       (14.2)
Write-down and amortization of
  agent relationships                     (18.7)         (79.7)       (22.3)
-----------------------------------------------------------------------------
Net loss before income tax               $(26.0)        $(89.0)      $(28.5)


Reconciliation of Revenues                 2003           2002         2001
-----------------------------------------------------------------------------
Net premiums earned for
  reportable segments                  $1,424.4       $1,450.4     $1,506.2
Net investment income                     204.9          205.8        211.0
Realized gain                              31.9           53.0        198.3
Miscellaneous income                          -              -           .4
-----------------------------------------------------------------------------
Total property and casualty
  revenues (Statutory basis)            1,661.2        1,709.2      1,915.9
Property and casualty statutory
  to GAAP adjustment                        3.0           (7.6)       (21.9)
-----------------------------------------------------------------------------
Total revenues property and
  casualty (GAAP basis)                 1,664.2        1,701.6      1,894.0
Other segment revenues                      4.8            1.2          8.0
-----------------------------------------------------------------------------
Total revenues                         $1,669.0       $1,702.8     $1,902.0
=============================================================================


Reconciliation of Underwriting
   Loss (before tax)                       2003          2002         2001
----------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (Statutory basis)                    $  (92.3)      $(185.1)     $(218.7)
Statutory to GAAP adjustment              (13.9)         16.3        (13.7)
----------------------------------------------------------------------------
Property and casualty under-
  writing loss (before tax)
  (GAAP basis)                           (106.2)       (168.8)      (232.4)
Net investment income                     208.7         207.1        212.4
Realized gain                              35.9          45.2        182.9
Write-down and amortization of
  agent relationships                     (18.7)        (79.7)       (22.3)
Other loss                                (12.1)        (10.5)       (14.2)
----------------------------------------------------------------------------
Income (loss) before income taxes       $ 107.6       $  (6.7)     $ 126.4
============================================================================


NOTE 14  --  Agent Relationships
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Quarterly, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $11.3, $69.5 and $11.0 in 2003, 2002 and 2001, respectively, for additional agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 20 years.
    Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.


NOTE 15  --  Statutory Accounting Information
The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred acquisition costs, reinsurance, assets not admitted for statutory reporting, agent relationships and the treatment of deferred federal income taxes.


                                           2003           2002         2001
-----------------------------------------------------------------------------
Statutory net income                     $119.1        $  75.1       $172.5
Statutory policyholders' surplus          867.6          725.7        767.5

Item 15. Continued


    The Ohio Casualty Insurance Company (the Company), domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
    For statutory purposes, the agent relationships asset related to the GAI acquisition was taken as a direct charge to surplus.
    The NAIC has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2003, all insurance companies in the Group exceeded the necessary capital requirements.
    The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations and to pay dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2003, approximately $86.8 of statutory surplus is not subject to restriction or prior dividend approval requirements. Additional restrictions may result from the minimum net worth and surplus requirements in the credit agreement.
    The Group paid dividends to policyholders of $2.9 in 2003, compared to $5.6 and $8.8 in 2002 and 2001, respectively.


NOTE 16  --  Debt
In 2002, the Corporation completed an offering of 5.00% convertible notes, in an aggregate principal amount of $201.3, due March 19, 2022 and generated net proceeds of $194.0. The net proceeds of the offering, along with $10.5 of cash, were used to pay off the balance and terminate the credit facility which was signed in 1997. The issuance and related costs are being amortized over the life of the bonds and are being recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year, beginning September 19, 2002. The notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the notes is below a specified level or withdrawn, or if the notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of December 31, 2003 the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):

During the twelve                                Redemption
months commencing                                   Price
-------------------------------------------------------------
March 23, 2005                                       102%
March 19, 2006                                       101%
March 19, 2007 until maturity of the notes           100%

    The holders of the notes have the option to require the Corporation to purchase all or a portion of their notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the notes. In addition, upon a change in control of the Corporation occurring anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of their notes at 100% of the principal amount plus accrued interest.
        On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $.4 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $.2 annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $650.0. The credit agreement will expire on March 15, 2005. Additionally, financial covenants and other customary provisions, as defined in the agreement, exist. The outstanding loan amount of the revolving line of credit was zero at December 31, 2003.
    During 1999, the Corporation signed a $6.5 low interest loan with the state of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of December 31, 2003, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $.6 and expires in November 2009. The remaining balance at December 31, 2003 was $3.9.

Item 15.  Continued

    Total interest expense of $10.1, $9.5 and $11.7 was charged to income for the periods ending December 31, 2003, 2002 and 2001, respectively.


NOTE 17  --  Shareholders Rights Plan
In February 1998, the Board of Directors adopted an amended and restated Shareholders Rights Agreement (the Agreement). The Agreement is designed to deter coercive or unfair takeover tactics and to prevent a person(s) from gaining control of the Corporation without offering a fair price to all shareholders.
    Under the terms of the Agreement, each outstanding common share is associated with one half of one common share purchase right, expiring in 2009. Currently, each whole right, when exercisable, entitles the registered holder to purchase one common share of the Corporation at a purchase price of $125 per share.
    The rights become exercisable for a 60 day period commencing eleven business days after a public announcement that a person or group has acquired shares representing 20 percent or more of the outstanding shares of common stock, without the prior approval of the board of directors; or eleven business days following commencement of a tender or exchange of 20 percent or more of such outstanding shares of common stock.
    If after the rights become exercisable, the Corporation is involved in a merger, other business consolidation or 50 percent or more of the assets or earning power of the Corporation is sold, the rights will then entitle the rightholders, upon exercise of the rights, to receive shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right.
    The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.


NOTE 18  --  Recently Issued Accounting Standards
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The provisions of FAS 150 do not have a material impact on the financial statements.
    In December 2003, the FASB issued a revised Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46), an interpretation of ARB No. 51. FIN 46 requires a variable interest entity (VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. Some provisions of FIN 46 require certain Special Purpose Entity's (SPE's) to be consolidated as of December 31, 2003. The Corporation does not have any investments that qualify as SPE's under these provisions. FIN 46 also requires consolidation of all variable interests held no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Corporation). The Corporation is currently evaluating any investments that may fall under the criteria to be consolidated under FIN 46. The Corporation currently holds one equity investment, which represents a 49% interest in the entity, which will require consolidation in accordance with FIN 46. The expected loss upon consolidation will be immaterial to the Corporation's financial statements. The Corporation was party to an agreement in 1984 which created a corporation, APM Spring Grove, Inc., whose largest asset is an office building in Cincinnati, Ohio. APM Spring Grove's only source of revenue is derived from leasing the office building. The rental income on the office building is used by APM to repay principal and interest on bonds that were issued to purchase the building. The Corporation is the owner of bonds which are carried on the Corporation's financial statements at fair market value which was $2.6 as of December 31, 2003. The Corporation's maximum exposure to loss as a result of its involvement with APM Spring Grove, Inc. is $3.6. As of June 30, 2003, APM Spring Grove Inc. had total assets and total liabilities of $.4 and $2.3, respectively.
    In January 2004, the FASB issued FASB Staff Position (FSP) FAS106-1, regarding the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The FSP allows companies an opportunity to either assess the effect of MMA on their retirement-related benefit costs and obligations or to defer accounting for the effects of MMA until authoritative guidance is issued. The Corporation has elected to defer accounting for the effects of MMA, in accordance with the FSP. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost discussed in Note 5 do not reflect the effects of MMA on the postretirement benefit plan. The Corporation does not expect the adoption of the FSP to have a material impact on the financial statements.


NOTE 19  --  Subsequent Events
As a result of company-wide reengineering initiatives, the Corporation announced on February 11, 2004 an immediate reduction of 260 staff positions with an additional reduction of 150-250 positions to be announced by the end of the second quarter of 2004. The Corporation will record in the first quarter of 2004 approximately $4.6 for severance pay and other related expenses.

Item 15. Continued

Report of Independent Auditors


The Board of Directors and Shareholders
Ohio Casualty Corporation

We have audited the accompanying consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2003, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2003, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Ernst & Young LLP

Ernst & Young LLP
Cincinnati, Ohio
February 12, 2004

Item 15.  Continued

(b)  Reports on Form 8-K or 8-K/A

     (a) The Corporation filed a Form 8-K on November 6, 2003 to report under Items 7 and 12, the filing of a press release announcing the Corporation's third quarter 2003 results and Supplemental Financial Information. Exhibits to the Form 8-K consisted of the press release dated November 6, 2003 and Supplemental Financial Information.

     (b) The Corporation filed a Form 8-K on December 19, 2003 to report under Item 5 the resignation of Myra C. Selby from its Board of Directors. Exhibits to the Form 8-K consisted of the press release dated December 19, 2003.


     (c)  Exhibits.

	  See Index to Exhibits on pages 87, 88 and 89 of this Form 10-K.

				Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				      OHIO CASUALTY CORPORATION
					     (Registrant)


March  12, 2004                       By:  /s/ Dan R. Carmichael
                                           -----------------------------------
					   Dan R. Carmichael
					   President, Chief Executive Officer
					   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2004     /s/ Stanley N. Pontius
		   -----------------------------------------------------------
		   Stanley N. Pontius, Lead Director

March 12, 2004     /s/ Dan R. Carmichael
		   -----------------------------------------------------------
		   Dan R. Carmichael, President, Chief Executive Officer
		   and Director

March 12, 2004     /s/ Terrence J. Baehr
		   -----------------------------------------------------------
		   Terrence J. Baehr, Director

March 12, 2004     /s/ William P. Boardman
		   -----------------------------------------------------------
		   William P. Boardman, Director

March 12, 2004     /s/ Jack E. Brown
		   -----------------------------------------------------------
		   Jack E. Brown, Director

March 12, 2004     /s/ Catherine E. Dolan
		   -----------------------------------------------------------
		   Catherine E. Dolan, Director

March 12, 2004     /s/ Philip G. Heasley
		   -----------------------------------------------------------
		   Philip G. Heasley, Director

March 12, 2004     /s/ Stephen S. Marcum
		   -----------------------------------------------------------
		   Stephen S. Marcum, Director

March 12, 2004     /s/ Ralph S. Michael III
		   -----------------------------------------------------------
		   Ralph S. Michael III, Director

March 12, 2004     /s/ Robert A. Oakley
		   -----------------------------------------------------------
		   Robert A. Oakley, Director

March 12, 2004     /s/ Jan H. Suwinski
		   -----------------------------------------------------------
		   Jan H. Suwinski, Director

March 12, 2004     /s/ Donald F. McKee
		   -----------------------------------------------------------
		   Donald F. McKee, Executive Vice President and Chief
		   Financial Officer

                                                                   Schedule I

                   Ohio Casualty Corporation and Subsidiaries
                      Consolidated Summary of Investments
                   Other than Investments in Related Parties
                                (In millions)

December 31, 2003
                                                                   Amount shown
Type of investment                       Cost           Value      in balance sheet
-----------------                        ----           -----      ----------------
Fixed maturities: Available-for-sale
   Bonds:
      U.S. Government                 $      40.9    $      43.2    $      43.2
      States, municipalities and
        political subdivisions               76.8           79.1           79.1
   Corporate securities                   1,932.6        2,076.1        2,076.1
   Mortgage-backed securities:
      U.S. government guaranteed             12.6           13.2           13.2
      Other                                 788.3          810.6          810.6
                                      -----------    -----------    -----------
         Total fixed maturities
            Available-for-sale            2,851.2        3,022.2        3,022.2

Fixed maturities: Held-to-maturity
   Corporate securities                     167.7          167.8          167.7
   Mortgage-backed securities:
      Other                                 188.4          186.4          188.4
                                      -----------    -----------    -----------
         Total fixed maturities
            Held-to-maturity                356.1          354.2          356.1

Equity securities:
   Common stocks:
      Banks, trust and insurance
        companies                            21.0          109.0          109.0
      Industrial, miscellaneous and
        all other                            56.9          220.0          220.0
                                      -----------    -----------    -----------
            Total equity securities          77.9          329.0          329.0

Short-term investments                       40.4           40.4           40.4
                                      -----------    -----------    -----------
            Total investments         $   3,325.6    $   3,745.8    $   3,747.7
                                      ===========    ===========    ===========

                                                                   Schedule II


                          Ohio Casualty Corporation
                Condensed Financial Information of Registrant
                                (In millions)

                                                2003           2002           2001
                                                ----           ----           ----
Condensed Balance Sheet:
-----------------------
   Investment in wholly-owned
      subsidiaries, at equity                $   1,285.0    $   1,197.8    $   1,242.7

   Investment in fixed maturities and equity
      securities, at fair value                     44.2           40.7           18.9

   Cash and other assets                            18.8           21.0           31.8
                                              ------------   ------------   ------------
         Total assets                            1,348.0        1,259.5        1,293.4

   Notes payable                                   198.0          198.3          210.2
   Other liabilities                                 4.2            2.5            3.2
                                              ------------   ------------   ------------
         Total liabilities                         202.2          200.8          213.4
                                             ------------   ------------   ------------
   Shareholders' equity                      $   1,145.8    $   1,058.7    $   1,080.0
                                             ============   ============   ============
Condensed Statement of Income:
-----------------------------
   Dividends from subsidiaries               $       -      $      25.0    $       5.2

   Undistrbuted earnings of subsidiaries            79.8          (19.3)         103.0

   Operating expenses                               (4.0)          (6.6)          (9.6)
                                             ------------   ------------   ------------
         Net income (loss)                   $      75.8    $      (0.9)   $      98.6
                                             ============   ============   ============
Condensed Statement of Cash Flows:
---------------------------------
   Operating activities
      Net distributed income (loss)          $      (4.0)   $      18.4    $      (4.5)

      Other                                          5.4            1.6            2.1
                                              ------------   ------------   ------------
         Net cash provided by (used in)
            operating activities                     1.4           20.0           (2.4)

   Investing activities
      Purchase of fixed maturity and equity
        securities                                 (29.1)         (55.5)          (6.0)
      Sales of fixed maturities and equity
        securities                                  26.1           30.5           19.4
                                              ------------   ------------   ------------
         Net cash (used in) provided by
            investing activities                    (3.0)         (25.0)          13.4

   Financing activities
      Debt:
         Proceeds                                    -            201.3            -
         Payments                                   (0.6)        (205.6)         (10.6)
         Payment for deferred financing cost         -             (0.4)           -
         Payment for issuance costs                  -             (7.4)           -

      Proceeds from exercise of stock options        2.2            7.5            0.1
                                             ------------   ------------   ------------
         Net cash provided by (used in)
            financing activities                     1.6           (4.6)         (10.5)

Net change in cash                                   -             (9.6)           0.4
                                              ------------   ------------   ------------
Cash, beginning of year                              0.4           10.0            9.6
                                              ------------   ------------   ------------
Cash, end of year                            $       0.4    $       0.4    $      10.0
                                             ============   ============   ============

                                                                  Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                 (In millions)
                               December 31, 2003

                                     Deferred     Reserves for
                                      policy         unpaid                                         Net
                                    acquisition    losses and      Unearned        Earned       investment
                                       costs      loss expenses    premiums       premiums        income
                                    -----------   -------------    --------       --------      ----------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines                 $     100.7    $   2,145.6    $     385.3    $     777.4    $        -
   Specialty Lines                         30.2           27.3          135.8          162.7             -
   Personal Lines                          38.4          454.9          181.9          484.3             -
Allowance for reinsurance
  recoverable                                -              -              -              -              -
Investment                                   -              -              -              -           204.9
                                    -----------    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                     169.3        2,627.8          703.0        1,424.4          204.9

Corporation                                  -              -              -              -             3.8
                                    -----------    -----------    -----------    -----------    -----------
      Total                         $     169.3    $   2,627.8    $     703.0    $   1,424.4    $     208.7
                                    ===========    ===========    ===========    ===========    ===========


                                                  Amortization
                                      Losses       of deferred
                                     and loss        policy         General
                                     expenses      acquisition     operating      Premiums
                                     incurred         costs        expenses        written
                                     --------      -----------     ---------      --------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines                 $     590.3    $     212.6    $      80.2    $     792.6
   Specialty Lines                         54.8           62.8           11.9          164.9
   Personal Lines                         380.4          108.6           27.1          484.1
Allowance for reinsurance
  recoverable                               1.9             -              -              -
Investment                                   -              -              -              -
                                    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                   1,027.4          384.0          119.2        1,441.6

Corporation                                  -              -            30.8             -
                                    -----------    -----------    -----------    -----------
      Total                         $   1,027.4    $     384.0    $     150.0    $   1,441.6
                                    ===========    ===========    ===========    ===========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not relect current underwriting profitability.

                                                                  Schedule III

                    Ohio Casualty Corporation and Subsidiaries
                 Consolidated Supplementary Insurance Information
                                 (In millions)
                               December 31, 2002

                                     Deferred     Reserves for
                                      policy         unpaid                                         Net
                                    acquisition    losses and      Unearned        Earned       investment
                                       costs      loss expenses    premiums       premiums        income
                                    -----------   -------------    --------       --------      ----------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines                 $      92.8    $   1,710.2    $     370.0    $     725.6    $        -
   Specialty Lines                         33.2          231.7          116.4          158.4             -
   Personal Lines                          55.3          491.8          182.3          566.4             -
Miscellaneous income                         -              -              -             0.1             -
Allowance for reinsurance
  recoverable                                -              -              -              -              -
Investment                                   -              -              -              -           205.8
                                    -----------    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                     181.3        2,433.7          668.7        1,450.5          205.8

Corporation                                  -              -              -              -             1.3
                                    -----------    -----------    -----------    -----------    -----------
      Total                         $     181.3    $   2,433.7    $     668.7    $   1,450.5    $     207.1
                                    ===========    ===========    ===========    ===========    ===========


                                                  Amortization
                                      Losses       of deferred
                                     and loss        policy         General
                                     expenses      acquisition     operating      Premiums
                                     incurred         costs        expenses        written
                                     --------     ------------     ---------      --------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines                 $     571.9    $     187.7    $      80.6    $     762.2
   Specialty Lines                         79.2           52.1           15.2          179.9
   Personal Lines                         478.2          136.4           17.5          506.5
Miscellaneous income                         -              -              -              -
Allowance for reinsurance
  recoverable                               0.5             -              -              -
Investment                                   -              -              -              -
                                    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                   1,129.8          376.2          113.3        1,448.6

Corporation
                                    -----------    -----------    -----------    -----------
      Total                         $   1,129.8    $     376.2    $     203.5    $   1,448.6
                                    ===========    ===========    ===========    ===========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

                                                                  Schedule III

                    Ohio Casualty Corporation and Subsidiaries
                 Consolidated Supplementary Insurance Information
                                (In millions)
                              December 31, 2001

                                     Deferred     Reserves for
                                      policy         unpaid                                         Net
                                    acquisition    losses and      Unearned        Earned       investment
                                       costs      loss expenses    premiums       premiums        income
                                    -----------   -------------    --------       --------      ----------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial  Lines                $      91.0    $   1,482.1    $     331.9    $     707.6    $        -
   Specialty Lines                         21.1          188.3           88.8          130.6             -
   Personal Lines                          54.7          480.3          246.1          668.0             -
Miscellaneous income                         -              -              -             0.4             -
Investment                                   -              -              -              -           211.1
                                    -----------    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                     166.8        2,150.7          666.8        1,506.6          211.1

Premium finance                              -              -              -             0.1            0.1

Corporation                                  -              -              -              -             1.2
                                    -----------    -----------    -----------    -----------    -----------
      Total                         $     166.8    $   2,150.7    $     666.8    $   1,506.7    $     212.4
                                    ===========    ===========    ===========    ===========    ===========


                                                  Amortization
                                      Losses       of deferred
                                     and loss        policy         General
                                     expenses      acquisition     operating      Premiums
                                     incurred         costs        expenses        written
                                    -----------    -----------    -----------    -----------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial  Lines                $     564.5    $     192.5    $      67.8    $     689.6
   Specialty Lines                         68.4           37.7           11.5          136.1
   Personal Lines                         571.1          145.5           79.9          646.5
Miscellaneous income                         -              -              -              -
Investment                                   -              -              -              -
                                    -----------    -----------    -----------    -----------
Total property and
   casualty insurance                   1,204.0          375.7          159.2        1,472.2

Premium finance                              -              -             0.3             -

Corporation                                  -              -            36.4             -
                                    -----------    -----------    -----------    -----------
      Total                         $   1,204.0    $     375.7    $     195.9    $   1,472.2
                                    ===========    ===========    ===========    ===========

1. Net investment income has been allocated to principal business segments on the basis of separately identifiable assets.
2. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

                                                                   Schedule IV

                  Ohio Casualty Corporation and Subsidiaries
                          Consolidated Reinsurance
                               (In millions)
                        December, 2003, 2002 and 2001

                                                                                         Percent of
                                                                                           amount
                                                 Ceded to       Assumed                   assumed
                                     Gross        other        from other      Net         to net
                                     amount      companies     companies      amount       amount
                                     ------      ---------     ----------     ------     ----------
Year Ended December 31, 2003

  Premiums
  Property and casualty insurance    $1,570.3      $ 148.7     $   20.0      $1,441.6       1.4%
  Accident and health insurance           0.1          0.1           -              -         -
                                     --------      -------     --------      --------
  Total premiums                      1,570.4        148.8         20.0       1,441.6       1.4%

  Premium finance charges                                                           -
                                                                             --------
  Total premiums and finance charges written                                  1,441.6
  Change in unearned premiums and finance charges                               (17.2)
                                                                             ---------
  Total premiums and finance charges earned                                   1,424.4
  Miscellaneous income                                                              -
                                                                             ---------
  Total premiums & finance charges earned                                    $1,424.4
                                                                             ========
Year Ended December 31, 2002

  Premiums
  Property and casualty insurance    $1,536.0      $  103.6    $   16.3      $1,448.6       1.1%
  Accident and health insurance           0.1           0.2           -          (0.1)        -
                                     --------      --------    --------      --------
  Total premiums                      1,536.1         103.8        16.3       1,448.6       1.1%

  Premium finance charges                                                           -
                                                                             --------
  Total premiums and finance charges written                                  1,448.6
  Change in unearned premiums and finance charges                                 1.7
                                                                             --------
  Total premiums and finance charges earned                                   1,450.3
  Miscellaneous income                                                            0.2
                                                                             --------
  Total premiums & finance charges earned                                    $1,450.5
                                                                             ========
Year Ended December 31, 2001

  Premiums
  Property and casualty insurance    $1,550.9      $   93.8    $   15.1      $1,472.2       1.0%
  Accident and health insurance           0.1           0.1           -             -         -
                                     --------      --------    --------      --------
  Total premiums                      1,551.0          93.9        15.1       1,472.2       1.0%

  Premium finance charges                                                           -
                                                                             ---------
  Total premiums and finance charges written                                  1,472.2
  Change in unearned premiums and finance charges                                34.1
                                                                            ---------
  Total premiums and finance charges earned                                   1,506.3
  Miscellaneous income                                                            0.4
                                                                            ---------
  Total premiums & finance charges earned                                    $1,506.7
                                                                            =========

                                                                  Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                                 (in millions)


                                   Balance at                    Balance at
                                   beginning      Charged to       end of
                                   of period      expenses         period
Year ended December 31, 2003
    Reserve for bad debt              $4.3          ($0.1)          $4.2


Year ended December 31, 2002
    Reserve for bad debt              $8.4          ($4.1)          $4.3


Year ended December 31, 2001
    Reserve for bad debt             $10.7          ($2.3)          $8.4


                                                                  Schedule VI

                   Ohio Casualty Corporation and Subsidiaries
               Consolidated Supplemental Information Concerning
                 Property and Casualty Insurance Operations
                                 (In millions)

                                            Reserves for
                              Deferred      unpaid claims
                               policy         and claim                                       Net
Affiliation with             acquisition     adjustment      Unearned        Earned       investment
registrant                      costs         expenses       premiums       premiums        income
                             ------------   ------------   ------------   ------------   ------------
Property and casualty
  subsidiaries

Year ended December 31,
   2003                       $  169.3       $2,627.8       $  703.0       $1,424.4       $  204.9
                              ========       ========       ========       ========       ========

Year ended December 31,
   2002                       $  181.3       $2,433.7       $  668.7       $1,450.5       $  205.8
                              ========       ========       ========       ========       ========

Year ended December 31,
   2001                       $  166.8       $2,150.7       $  666.8       $1,506.7       $  211.1
                              ========       ========       ========       ========       ========


                                   Claims and claim
                                 adjustment expenses        Amortization      Paid
                                 incurred related to         of deferred     claims
                              ---------------------------      policy       and claim
Affiliation with                Current         Prior        acquisition    adjustment     Premiums
registrant                        year           years          costs        expenses       written
                              ------------   ------------   ------------   ------------   ------------
Property and casualty
  subsidiaries

Year ended December 31,
   2003                        $  993.3       $   34.1       $  384.0       $  975.5       $1,441.6
                               ========       ========       ========       ========       ========

Year ended December 31,
   2002                        $1,045.4       $   84.4       $  376.2       $1,032.5       $1,448.6
                               ========       ========       ========       ========       ========

Year ended December 31,
   2001                        $1,145.5       $   58.5       $  375.7       $1,129.3       $1,472.2
                               ========       ========       ========       ========       ========


				 Form 10-K
			 Ohio Casualty Corporation
			     Index to Exhibits


Exhibit 1e Form of amended Change in Control Agreement entered into between the Registrant and each of the following executive officers:
	      John S. Busby, Debra K. Crane, Ralph G. Goode, Jeffrey L. Haniewich, John S. Kellington, Richard B. Kelly, Elizabeth M. Riczko, Thomas E. Schadler and Howard L. Sloneker III

Exhibit 4 Amended and Restated Rights Agreement between the Registrant and First Chicago Trust Company of New York as Rights Agent dated as of February 19, 1998, filed as Exhibit 4(g) to the Registrant's SEC Form 8-A/A amendment no. 3 on March 5, 1998

Exhibit 4.1 Restated Ohio Casualty Corporation Agent Share Plan, filed on Registrant's Form S-3 (333-39483) on June 18, 1997

Exhibit 21    Subsidiaries of the Registrant

Exhibit 23 Consent of Independent Auditors to incorporation of their opinion by reference in Registration Statements on Forms S-3 (Nos. 333-70761, 333-29483, 333-88532, and 333-105092)
	      and Form S-8 (Nos. 333-69895, 333-87413, 333-42942,
	      333-88398, 333-91906, 333-97987, 333-42944, 333-73738 and
	      333-73740)

Exhibit 28 Information from Reports Furnished to State Insurance Regulation Authorities

Exhibit 31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)

Exhibit 31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)

Exhibit 32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002


Exhibits incorporated by reference:

Exhibit 3 Articles of Incorporation, as amended, filed as Exhibit 3 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 3.1 Code of Regulations, as amended, filed as Exhibit 3.1 to the Registrant's SEC Form 10-Q on May 13, 2003

Exhibit 4a Certificate of Adjustment by the Registrant dated as of July 1, 1999, filed as Exhibit 9 to the Registrant's SEC Form 8-A/A amendment no. 4 on July 2, 1999

				 Form 10-K
			Ohio Casualty Corporation
		       Index to Exhibits, Continued


Exhibit 4b First amendment to the Amended and Restated Rights Agreement dated as of February 19, 1998, signed November 8, 2001, filed as Exhibit 4b to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 4c Ohio Casualty Corporation Agent Share Plan, filed on Registrant's Form S-3 (333-39483) on June 18, 1997

Exhibit 4d Ohio Casualty Corporation's Registration Statement for debt securities filed on Form S-3 (333-70761) on January 19, 1999

Exhibit 4e First Amendment to the Ohio Casualty Corporation's Registration Statement for debt securities filed on Form S-3A (333-70761) on March 31, 1999

Exhibit 4f Second Amendment to the Ohio Casualty Corporation's Registration Statement for debt securities filed on Form S-3A (333-70761) on May 11, 1999

Exhibit 4g Third Amendment to the Ohio Casualty Corporation's Registration Statement for debt securities filed on Form S-3A (333-70761) on June 1, 1999

Exhibit 4h Ohio Casualty Corporation's Registration Statement for Convertible Notes due 2002 filed on Form S-3 (333-88532) on May 17, 2002

Exhibit 4i First Amendment to the Ohio Casualty Corporation's Registration Statement for Convertible Notes due 2002 filed on Form S-3A (333-88532) on June 4, 2002

Exhibit 4j Ohio Casualty Corporation' Registration Statement for Universal Shelf Filed on Form S-3 (333-105092) on May 8, 2003

Exhibit 10a Employment Agreement with Dan R. Carmichael dated December 12, 2000, filed as Exhibit 10 to the Registrant's SEC Form 10-K on March 30, 2001

Exhibit 10b Employment Agreement with Donald F. McKee dated September 19, 2001, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on November 14, 2001

Exhibit 10c Stock Option Agreement for Directors' year 2000 grant, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 10d Stock Option Agreement for Chief Executive Officer year 2000 grant, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 15, 2000, (the same form used in 2002, 2001 and 2000)

Exhibit 10e Stock Option Agreement for Executive Vice President and Chief Financial Officer dated September 19, 2001, filed as Exhibit
	      10.6 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10f Replacement carrier agreement between Ohio Casualty of New Jersey, Inc. and Proformance Insurance Company and its parent, National Atlantic Holdings Corporation, filed as Exhibit 10k to the Registrant's SEC Form 10-K on March 5, 2002

				 Form 10-K
			 Ohio Casualty Corporation
			Index to Exhibits, continued


Exhibit 10g Ohio Casualty Corporation 2002 Stock Incentive Program, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10h Ohio Casualty Corporation 2002 Employee Stock Purchase Plan, filed as Exhibit 10.3 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10i Credit Agreement dated as of July 31, 2002 between Ohio Casualty Corporation and LaSalle Bank National Association and certain other lenders, filed as Exhibit 10 to the Registrant's SEC Form 10-Q on August 14, 2002

Exhibit 10j Amended and Restated Ohio Casualty Corporation Director's Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10k The Ohio Casualty Insurance Company Supplemental Executive Savings Plan, amended effective June 1, 2002 filed as Exhibit
	      10.2 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10l The Ohio Casualty Insurance Company 2002 Officer Annual Incentive Program filed as Exhibit 10.3 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10m The Ohio Casualty Insurance Company Benefit Equalization Plan filed as Exhibit 10.4 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10n The Ohio Casualty Insurance Company Deferred Compensation Plan (Dan R. Carmichael) filed as Exhibit 10.5 to the Registrant's SEC Form 10-K on March 27, 2003