Form 10-Q
period 2004-03-31
OHIO CASUALTY CORP
filed 2004-05-04
CIK 73952

==============================================================================

			UNITED STATES SECURITIES AND
			     EXCHANGE COMMISSION
			  Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2004.
				    --------------

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

				       45014
				    (Zip Code)

				  (513) 603-2400
		 (Registrant's telephone number, including area code)


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

					     Yes   X          No

	On May 3, 2004, there were 61,333,117 shares of common stock outstanding.




				Page 1 of 26
==============================================================================

				   INDEX


									 Page
									 ----

PART I
  Item 1.    Financial Statements                                           2
  Item 2.    Management's Discussion and Analysis of
	     Financial Condition and Results of Operations                 12
  Item 3.    Quantitative and Qualitative Disclosures about
	     Market Risk                                                   24
  Item 4.    Controls and Procedures                                       24

PART II
  Item 1.    Legal Proceedings                                             24
  Item 2.    Changes in Securities and Use of Proceeds                     25
  Item 3.    Defaults Upon Senior Securities                               25
  Item 4.    Submission of Matters to a Vote of Security Holders           25
  Item 5.    Other Information                                             25
  Item 6.    Exhibits and reports on Form 8-K                              25

Signature                                                                  26

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

PART I

ITEM 1.   FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
							      March 31,     December 31,
(Dollars in millions, except share data) (Unaudited)            2004            2003
-------------------------------------------------------------------------------------------
Assets
Investments, at fair value:
   Fixed maturities:
      Available for sale, at fair value
	  (amortized cost: $2,929.1 and $2,851.2)             $ 3,156.9      $ 3,022.2
      Held-to-maturity, at amortized cost
	  (fair value: $346.9 and $354.2)                         342.7          356.1
   Equity securities, at fair value
	  (cost: $77.7 and $77.9)                                 343.2          329.0
   Short-term investments, at fair value                           34.0           40.4
-------------------------------------------------------------------------------------------
Total investments                                               3,876.8        3,747.7
Cash                                                               17.3           16.5
Premiums and other receivables, net of allowance for bad
      debts of $4.2 and $4.2, respectively                        346.1          347.9
Deferred policy acquisition costs                                 168.0          169.3
Property and equipment, net of accumulated depreciation of
      $159.5 and $152.9, respectively                              87.5           89.2
Reinsurance recoverable                                           632.0          592.7
Agent relationships, net of accumulated amortization of
      $39.7 and $39.1, respectively                               135.4          142.6
Interest and dividends due or accrued                              42.5           47.5
Other assets                                                       43.8           15.5
-------------------------------------------------------------------------------------------
Total assets                                                  $ 5,349.4      $ 5,168.9
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                     $ 2,226.3      $ 2,163.7
   Loss adjustment expenses                                       467.0          464.1
   Unearned premiums                                              707.4          703.0
Debt                                                              198.0          198.0
Reinsuance treaty funds held                                      158.3          150.5
Deferred income taxes                                              46.3           12.8
Other liabilities                                                 311.4          331.0
-------------------------------------------------------------------------------------------
Total liabilities                                               4,114.7        4,023.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000,000
   Issued shares:  72,418,344; 72,418,344                           9.0            9.0
Accumulated other comprehensive income                            321.3          254.7
Retained earnings                                               1,052.2        1,033.4
Treasury stock, at cost:
  (Shares:  11,196,553; 11,461,301)                              (147.8)        (151.3)
-------------------------------------------------------------------------------------------
Total shareholders' equity                                      1,234.7        1,145.8
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $ 5,349.4      $ 5,168.9
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

ITEM 1.   Continued
CONSOLIDATED STATEMENTS OF INCOME


									Three Months
								      Ended March 31,
(Dollars in millions, except share data) (Unaudited)                2004            2003
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     361.1     $     349.3
Investment income less expenses                                     50.5            53.2
Investment gains realized, net                                       3.7            19.3
-------------------------------------------------------------------------------------------
	 Total revenues                                            415.3           421.8

Losses and benefits for policyholders                              195.2           208.8
Loss adjustment expenses                                            38.3            47.4
General operating expenses                                         140.2           125.1
Amortization of agent relationships                                  1.8             1.9
Write-down of agent relationships                                    5.4             2.9
Amortization of deferred policy acquisition costs                   92.3            97.5
Deferral of deferred poliy acquisition costs                       (91.0)          (94.9)
Depreciation and amortization expense                                3.2             3.3
-------------------------------------------------------------------------------------------
	 Total expenses                                            385.4           392.0
-------------------------------------------------------------------------------------------
Income before income taxes                                          29.9            29.8

Income tax expense:
   Current                                                          11.3             7.7
   Deferred                                                         (2.2)            2.2
-------------------------------------------------------------------------------------------
	 Total income tax expense                                    9.1             9.9

Income before cumulative effect of an accounting change             20.8            19.9

Cumulative effect of an accounting change, net of tax                1.6             0.0
-------------------------------------------------------------------------------------------

Net income                                                   $      19.2     $      19.9
===========================================================================================

Average shares outstanding - basic                            61,064,480      60,728,489
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.31     $      0.33
===========================================================================================

Average shares outstanding - diluted                          62,143,049      60,968,486
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.31     $      0.33
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


					   Common      Accumulated
					   stock         other                                    Total
(Dollars in millions, except  Common      purchase    comprehensive   Retained     Treasury    shareholders'
share data) (Unaudited)       Stock       warrants      income        earnings      stock         equity
----------------------------------------------------------------------------------------------------------------
Balance
January 1, 2003                $  9.0      $ 21.1       $  246.2      $  936.7    $ (154.3)    $ 1,058.7

Net income                                                                19.9                      19.9
Change in unrealized gain,
   net of deferred income tax
   expense of $5.8                                         (10.8)                                  (10.8)
											       ----------
Comprehensive income                                                                                 9.1
Net issuance of treasury
   stock (33,599 shares)                                                               0.4           0.4
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2003                 $  9.0     $ 21.1        $  235.4      $  956.6    $ (153.9)    $ 1,068.2
=================================================================================================================

Balance
January 1, 2004                $  9.0      $   -        $  254.7      $1,033.4    $ (151.3)    $ 1,145.8

Net income                                                                19.2                      19.2
Change in unrealized gain,
   net of deferred income tax
   expense of $25.3                                         47.1                                    47.1
Change in minimum pension
   liability net of deferred
   income tax benefit of $10.5                              19.5                                    19.5
												-----------
Comprehensive income                                                                                85.8
Issuance of restricted stock
   (20,000 shares)                                                        (0.4)                     (0.4)
Net issuance of treasury
   stock (264,748 shares)                                                              3.5           3.5
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2004                 $  9.0      $   -        $  321.3      $1,052.2    $ (147.8)    $ 1,234.7
=================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

ITEM 1.   Continued
CONSOLIDATED STATEMENTS OF CASH FLOWS

									 Three Months
									Ended March 31,
(Dollars in millions) (Unaudited)                                    2004            2003
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                  $  19.2         $  19.9
      Adjustments to reconcile net income to cash from
      operating activities:
	 Changes in:
	    Insurance reserves                                       69.9            46.0
	    Reinsurance treaty funds held                             7.8            11.9
	    Income taxes                                              8.0            17.1
	    Premiums and other receivables                            1.8            (3.9)
	    Deferred policy acquisition costs                         1.3             2.5
	    Reinsurance recoverable                                 (39.3)          (45.0)
	    Other assets                                             (3.2)            3.7
	    Other liabilities                                       (16.4)          (33.6)
	 Amortization and write-down of agent relationships           7.2             4.8
	 Depreciation and amortization                                4.9             3.5
	 Investment gains                                            (3.7)          (19.3)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            57.5             7.6
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                           (285.3)         (300.6)
      Fixed maturity, held-to-maturity                               (0.8)              -
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                            139.6           231.3
      Equity                                                          1.9            28.6
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                             62.5            13.1
      Fixed maturity, held-to-maturity                               13.5               -
      Equity                                                          3.3             3.9
   Property and equipment
      Purchases                                                      (0.9)           (1.7)
      Sales                                                           0.2             0.2
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (66.0)          (25.2)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Payments                                                       (0.1)           (0.2)
   Proceeds from exercise of stock options                            3.0             0.3
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             2.9             0.1
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (5.6)          (17.5)
Cash and cash equivalents, beginning of period                       56.9            62.2
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $  51.3         $  44.7
=================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group). All dollar amounts presented in the Notes to Consolidated Financial Statements are in millions unless otherwise noted.

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of March 31, 2004 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows all for the three months ended March 31, 2004 and 2003, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of operations for the full year.

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

NOTE II - STOCK OPTIONS

The Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted FAS 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

					       Three Months Ended March 31
(in millions, except per share data)               2004            2003
--------------------------------------------------------------------------
Net income
  As reported                                     $19.2           $19.9
  Add:  Stock-based employee compensation
    reported in net income, net of related
    tax effect                                        -             0.1
  Deduct:  Total stock-based employee
    compensation, net of related tax effects        1.3             1.5
						  ------          ------
  Pro forma                                       $17.9           $18.5
Basic EPS
  As reported                                     $0.31           $0.33
  Pro Forma                                       $0.29           $0.30
Diluted EPS
  As reported                                     $0.31           $0.33
  Pro Forma                                       $0.29           $0.30
=========================================================================

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

					      Three Months Ended March 31
(in millions, except per share data)              2004            2003
--------------------------------------------------------------------------
Net income                                       $19.2           $19.9

Weighted average common shares
  outstanding - basic (thousands)               61,064          60,728

Income before cumulative effect of
  an accounting change                          $ 0.34               -

Cumulative effect of an accounting change       $(0.03)              -

Basic net income per weighted
  average share                                 $ 0.31           $0.33
==========================================================================
Weighted average common shares
  outstanding (thousands)                       61,064          60,728

Effect of dilutive securities (thousands)        1,079             240
--------------------------------------------------------------------------
Weighted average common shares
  outstanding - diluted (thousands)             62,143          60,968

Income before cumulative effect of
  an accounting change                          $ 0.34               -

Cumulative effect of an accounting change       $(0.03)              -

Diluted net income per weighted
  average share                                 $ 0.31           $0.33
==========================================================================

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty, and Personal Lines. These segments generate revenues by selling a wide variety of personal, commercial and surety insurance products. The Corporation also has an all other segment which derives its revenues from investment income.

Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss, loss adjustment and underwriting expense ratios, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain/loss. The following tables present information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

			  Three Months Ended March 31
				($ in millions)


Commercial Lines Segment                         2004           2003
-------------------------------------------------------------------------
Net premiums written                           $212.2         $205.2
  % Change                                        3.4%           6.4%
Net premiums earned                             197.8          189.8
  % Change                                        4.2%           9.0%
Underwriting loss (before tax)                   (2.6)         (26.8)


Specialty Lines Segment                          2004           2003
--------------------------------------------------------------------------
Net premiums written                            $34.8          $ 32.9
  % Change                                        5.8%          (16.7)%
Net premiums earned                              41.7            38.4
  % Change                                        8.6%           28.4%
Underwriting gain (before tax)                    6.1             5.4



Personal Lines Segment                           2004           2003
--------------------------------------------------------------------------
Net premiums written                           $117.0         $114.1
  % Change                                        2.5%         (20.0)%
Net premiums earned                             121.6          121.1
  % Change                                        0.4%         (22.8)%
Underwriting loss (before tax)                   (7.4)         (10.4)



Total Property & Casualty                        2004           2003
--------------------------------------------------------------------------
Net premiums written                           $364.0         $352.2
  % Change                                        3.4%          (6.1)%
Net premiums earned                             361.1          349.3
  % Change                                        3.4%          (3.2)%
Underwriting loss (before tax)                   (3.9)         (31.8)



All Other                                        2004           2003
--------------------------------------------------------------------------
Revenues                                        $ 1.5          $ 1.8
Write-down and amortization of agent
  relationships                                  (7.2)          (4.8)
Other expenses                                   (3.2)          (2.9)
--------------------------------------------------------------------------
Net loss before income taxes                    $(8.9)         $(5.9)



Reconciliation of Revenues                        2004          2003
--------------------------------------------------------------------------
Net premiums earned for reportable segments     $361.1        $349.3
Net investment income                             49.6          51.5
Realized gains, net                                5.0          16.4
--------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                              415.7         417.2
Property and casualty statutory to GAAP
  adjustment                                      (1.9)          2.8
--------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                   413.8         420.0
Other segment revenues                             1.5           1.8
--------------------------------------------------------------------------
Total revenues                                  $415.3        $421.8
==========================================================================



Reconciliation of Underwriting Loss
(before tax)                                     2004           2003
--------------------------------------------------------------------------
Property and casualty underwriting
  loss (before tax) (Statutory basis)          $  (3.9)       $(31.8)
Statutory to GAAP adjustment                     (10.0)         (3.2)
--------------------------------------------------------------------------
Property and casualty underwriting
  loss (before tax) (GAAP basis)                 (13.9)        (35.0)
Net investment income                             50.5          53.2
Realized gains, net                                3.7          19.3
Write-down and amortization of agent
  relationships                                   (7.2)        (4.8)
Other expenses                                    (3.2)        (2.9)
--------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                $ 29.9       $ 29.8
==========================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Quarterly, agent relationships are evaluated as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $5.4 and $2.9 in the first quarter of 2004 and 2003, respectively, for additional agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 20 years.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheet were $52.8 and $8.2 at March 31, 2004 and $52.0 and $7.2 at December 31, 2003,
respectively.

NOTE VII - CONVERTIBLE DEBT
The Corporation has $205.0 of outstanding debt, including 5.00% convertible notes (Notes) due March 19, 2022 in an aggregate principal amount of $201.3. The Notes are reported on the consolidated balance sheet net of unamortized issuance-related costs of $6.9 at March 31, 2004. The issuance and related costs are being amortized over the life of the Notes and are being recorded as related fees. The Corporation uses the effective interest rate method to record the interest and related fee amortization. Interest is payable on March 19 and September 19 of each year. The Notes may be converted into shares of the Corporation's common stock under certain conditions, including: if the sale price of the Corporation's common stock reaches specific thresholds; if the credit rating of the Notes is below a specified level or withdrawn, or if the Notes have no credit rating during any period; or if specified corporate transactions have occurred. The conversion rate is
44.2112 shares per each one thousand dollar principal amount of Notes, subject to adjustment in certain circumstances. The convertible debt impact on earnings per share will be based on the "if-converted" method. The impact on diluted earnings per share is contingent on whether or not certain criteria have been met for conversion. As of March 31, 2004 the common share price criterion had not been met and, therefore, no adjustment to the number of diluted shares on the earnings per share calculation was made for the convertible debt. On or after March 23, 2005, the Corporation has the option to redeem all or a portion of the Notes that have not been previously converted at the following redemption prices (expressed as a percentage of principal amount):

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

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $.4 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $.2 annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $650.0. The credit agreement will expire on March 15, 2005. Additionally, other financial covenants and customary provisions, as defined in the agreement, exist. At March 31, 2004, the Corporation was in compliance with all financial covenants and provisions. The outstanding loan amount of the revolving line of credit was zero at March 31, 2004.

During 1999, the Corporation signed a $6.5 low interest loan with the State of Ohio used in conjunction with the home office purchase. The Ohio Casualty Insurance Company granted a mortgage on its home office property as security for the loan. As of March 31, 2004, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $.6 and expires in November 2009. The remaining balance at March 31, 2004 was $3.8.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. Under the terms of the transaction, OCNJ agreed to pay Proformance $40.6 to assume its renewal obligations. The amount was taken as a charge in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the periods of March 2002 through December 2004. The final calculation is based upon the statutory insurance expense exhibit which is due April 1, 2005. If this criteria is not met, OCNJ will have to pay up to $15.6 to Proformance to maintain this premiums-to-surplus ratio. As of March 31, 2004, the Group has evaluated the contingency based upon preliminary financial data provided by Proformance and has calculated an estimated liability of $9.0, which has been recognized in the consolidated financial statements. The Group has requested additional financial information from Proformance in order to verify the Group's actual liability.

The Corporation is involved in litigation and administrative proceedings arising in the ordinary course of business, which, in the opinion of management, after considering established reserves, are not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Corporation. Current litigation includes five separate proceedings making class action claims for which class certification has been sought in two of the proceedings. No class certification has been granted at this time.

NOTE IX - INVESTMENTS
During the first quarter of 2003, the Corporation and the Group transferred $368.8 of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so.

NOTE X - EMPLOYEE BENEFITS
The Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan.

The net periodic pension cost as of March 31 is determined as follows:

(in millions)                                         2004        2003
-------------------------------------------------------------------------
Service cost earned during the period               $  2.1      $  1.8
Interest cost on projected benefit obligation          4.5         4.6
Expected return on plan assets                        (5.3)       (5.4)
Amortization of accumulated losses                     0.7           -
Amortization of unrecognized prior service cost       (0.1)        0.1
Curtailment cost                                       0.1           -
--------------------------------------------------------------------------
Net periodic pension cost                           $  2.0      $  1.1
==========================================================================

The Corporation contributed approximately $7.5 in the first quarter of 2004 to the defined benefit retirement plan.

In March 2004, the Corporation announced changes to the defined benefit retirement plan which will be effective June 30, 2004, which will freeze accrued benefits under the plan's current formula and incorporate a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first quarter, the Corporation recognized a curtailment charge of $.1 in the first quarter of 2004.

The components of the Corporation's net periodic postretirement benefit cost as of March 31:


(in millions)                                         2004        2003
---------------------------------------------------------------------------
Service cost                                        $  0.6      $  0.7
Interest cost                                          1.5         1.9
Amortization of loss                                   0.1           -
Amortization of unrecognized prior service cost       (0.5)          -
Curtailment cost                                       0.1           -
---------------------------------------------------------------------------
Net periodic postretirement benefit cost            $  1.8      $  2.6
===========================================================================

In March 2004, the Corporation announced changes related to the postretirement health care plan effective July 1, 2004 that will limit eligibility for subsidized retiree medical and dental coverage to then current retirees and employees with 25 or more years of service. Other employees will be eligible for access to unsubsidized retiree dental coverage and medical coverage up to age 65. As a result of these changes and staff reductions announced in the first quarter, the Corporation recognized a curtailment charge of $.1 in the first quarter of 2004.

NOTE XI - RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin (ARB) No. 51.
FIN 46 requires a variable interest entity (VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. Some provisions of FIN 46 require certain Special Purpose Entity's (SPE's) to be consolidated as of December 31, 2003. The Corporation does not have any investments that qualify as SPE's under these provisions. FIN 46 also requires consolidation of all variable interests held no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Corporation). The Corporation currently holds one equity investment in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with FIN 46. As a result, APM was consolidated into the Corporation's financial statements during the first quarter of 2004 in accordance with FIN 46, which resulted in a $1.6 loss due to a cumulative effect of an accounting change. The investment relates to an agreement in 1984, which created APM, whose largest asset is an office building located in Cincinnati, Ohio. APM's only source of revenue is derived from leasing the office building. The rental income on the office building is used by APM to repay principal and interest on bonds owned by the Corporation that were issued to purchase the building. The Corporation's maximum exposure to loss as a result of its involvement with APM. is $3.6. As of December 31, 2003, APM had total assets and total liabilities of $.7 and $2.4, respectively.

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, regarding accounting for effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The FSP allows companies an opportunity to either assess the effect of MMA on their retirement-related benefit costs and obligations or to defer accounting for the effects of MMA until authoritative guidance is issued. In the first quarter of 2004, the Corporation had a curtailment and plan amendment affecting the postretirement benefit plan. In accordance with the FSP, the election to defer accounting for the effects of MMA expires when significant events such as a plan amendment and curtailment occur. As part of the plan amendments, the Corporation will no longer be providing prescription drug benefits to Medicare eligible retirees effective January 1, 2006, therefore, the MMA will not have a material effect on the Corporation's APBO.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group). All dollar amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $19.2, or $.31 per share for the three months ending March 31, 2004, compared with $19.9, or $.33 per share in the same period of 2003.

Investment Results

First quarter 2004 consolidated before-tax net investment income was $50.5 decreasing from $53.2 for the same period last year. During the first quarter of 2003, net investment income was positively impacted by a settlement in the amount of $1.3 for the termination of an investment management agreement. The effective tax rate on investment income for the first three months of 2004 was 32.9%, compared with 33.1% in 2003.

For the first quarter 2004, consolidated before-tax realized gains were $3.7 compared with $19.3 for the same period in 2003. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of net income before net realized gains to further evaluate current operating performance. Net income before net realized gains is reconciled to net income in the table below:

						     Three Months
						     Ended March 31
($ in millions)                                  2004              2003
---------------                                  ----              ----
Net income before net realized gains            $16.8             $ 7.4
After-tax net realized gains                      2.4              12.5
						-----             -----
Net income                                      $19.2             $19.9

Net income before net realized gains
  per share - diluted                           $0.27             $0.12
After-tax net realized gains per
  share - diluted                                0.04              0.21
						-----             -----
Net income per share - diluted                  $0.31             $0.33

For the first quarter 2004, consolidated after-tax realized gains positively impacted net income by $2.4 compared with $12.5 for the first quarter of 2003. During the first quarter of 2004, the Group recognized a $4.3 loss on a single asset backed security in the mobile home industry. This security experienced significant deterioration of its value during the first quarter of 2004. No material losses on the sale of any securities were realized during the first quarter of 2003.

In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so. At March 31, 2004, the amortized cost of the held to maturity portfolio was $342.7.

Invested assets comprise a majority of the consolidated assets.
Consequently, accounting policies related to investments are critical. See further discussion of investment accounting policies in the "Critical Accounting Policies" section on page 23 and 24 of the Corporation's 2003 Form 10-K. Investments are continually evaluated based on current economic conditions, credit loss experience and other developments. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. The amount of impairment charge before tax was $3.8 in the first quarter of 2004 compared to $5.6 in the first quarter of 2003.

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management's investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity, the generation of a competitive investment yield and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of March 31, 2004:


Available-for-sale with unrealized losses:
(in millions)              Less than 12 months     12 months or longer            Total
			   -------------------     -------------------     ------------------
			   Fair     Unrealized     Fair     Unrealized     Fair    Unrealized
			   Value      Losses       Value      Losses       Value      Losses
			   -------------------     -------------------     ------------------
Securities:
 States, municipalities
  and political
  subdivisions            $    -       $   -       $11.4      $(0.2)       $ 11.4      $(0.2)
 Corporate securities      124.9        (2.1)       27.3       (1.2)        152.2       (3.3)
 Mortgage-backed
  securities:
    Other                   85.6        (1.6)       16.9       (1.0)        102.5       (2.6)
----------------------------------------------------------------------------------------------
Total fixed maturities     210.5        (3.7)       55.6       (2.4)        266.1       (6.1)
Equity securities              -           -         3.5       (0.1)          3.5       (0.1)
----------------------------------------------------------------------------------------------
Total temporarily
  impaired securities     $210.5       $(3.7)      $59.1      $(2.5)       $269.6      $(6.2)
==============================================================================================


Held-to-maturity with unrealized losses:
(in millions)              Less than 12 months     12 months or longer            Total
			   -------------------     -------------------     ------------------
			   Fair     Unrealized     Fair     Unrealized     Fair    Unrealized
			   Value      Losses       Value      Losses       Value      Losses
			   -------------------     -------------------     ------------------
Securities:
 Corporate securities      $26.5       $(0.1)      $   -      $   -        $26.5       $(0.1)
 Mortgage-backed
  securities:
    Other                   39.5        (0.3)        9.8       (0.2)        49.3        (0.5)
----------------------------------------------------------------------------------------------
Total temporarily
  impaired securities      $66.0       $(0.4)      $ 9.8      $(0.2)       $75.8       $(0.6)
==============================================================================================

As part of the evaluation of the entire $6.8 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at March 31, 2004. In the table above, there are approximately 100 securities represented. Of this total, 11 securities have unrealized loss positions greater than 5% of their market values at March 31, 2004 with none exceeding 20%. This group represents $2.3, or 34% of the total unrealized loss position. Management believes that they will recover the cost basis of these securities, and have both the intent and ability to hold the securities until they mature or recover in value.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at March 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                       Amortized     Estimated    Unrealized
(in millions)                                  Cost    Fair Value          Loss
--------------------------------------------------------------------------------
Due after one year through five years        $ 11.5        $ 11.4         $(0.1)
Due after five years through ten years         75.8          74.2          (1.6)
Due after ten years                           184.9         180.5          (4.4)
--------------------------------------------------------------------------------
   Total                                     $272.2        $266.1         $(6.1)


Held-to-maturity:                         Amortized     Estimated    Unrealized
(in millions)                                  Cost    Fair Value          Loss
--------------------------------------------------------------------------------
Due after one year through five years        $  1.9        $  1.9         $   -
Due after five years through ten years         11.1          11.1             -
Due after ten years                            63.4          62.8          (0.6)
---------------------------------------------------------------------------------
    Total                                     $76.4         $75.8         $(0.6)

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the first quarter of 2004, the agent relationship impairment before tax was $5.4 compared to the first quarter 2003 impairment of $2.9. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining current asset book value of $135.4.
The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of the asset.

Statutory Results

Management uses statutory financial criteria to analyze the Group's property and casualty results and insurance industry regulators require the Group to report statutory financial measures. Management analyzes statutory results through the use of insurance industry financial measures including statutory loss and loss adjustment expense (LAE) ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15 page 73 and 74 of the Corporation's Form 10-K for the year ended December 31, 2003.

At March 31, 2004 and December 31, 2003, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $887.8 and $867.6, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of March 31, 2004 was 1.6 to 1.0 compared to 1.7 to 1.0 at December 31, 2003.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes the increase in property and casualty premium on a gross and net basis compared with same period last year:

				     2004 increase over 2003 (in millions)
				    Gross Premiums             Net Premiums
					Written                   Written
				    First Quarter              First Quarter
				    -------------              -------------
Operating Segment
-----------------
Commercial Lines Segment               $  6.6                     $  7.0
Specialty Lines Segment                   3.4                        1.9
Personal Lines Segment                    1.9                        2.9
				       ------                     ------
All Lines                              $ 11.9                     $ 11.8

For the three months ended March 31, 2004, net premiums written were $364.0 compared to $352.2 for the first three months of 2003. Renewal price increases and higher retention rates were the primary reason for premium growth in the first quarter of 2004. The increased rate activity and improved retention levels were partially offset by a decline in new business premium production compared to first quarter 2003. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

Commercial Lines gross and net premiums written increased 3.1% and 3.4% respectively. Commercial Lines renewal price increases averaged 6.9% in the first quarter 2004 compared to 13.2% in the first quarter 2003. The decrease in the renewal price increase period over period is the result of a broad market trend indicating that competitive pricing pressures are increasing.

Specialty Lines gross and net premiums written both increased 5.8%, despite increased reinsurance costs on commercial umbrella business. Commercial umbrella, the largest Specialty Lines product, recognized a 12.9% average renewal price increase for the first quarter 2004 compared to 20.5% in the same period in 2003. Offsetting the rate increases were increases in ceded premiums in the first quarter of 2004 compared to the first quarter of 2003. The first quarter of 2003 included an accrual of ceded premuims related to reinstatement of previous reinsurance contracts of $3.5. Commercial umbrella ceded premiums excluding the reinstatement increased 19.5% over the first quarter of 2003. Higher reinsurance costs are the result of an increase in ceded loss activity related primarily to the commercial umbrella product line over the last couple of years and an industry wide increase in reinsurance loss trends.

Personal Lines gross and net premiums written increased 1.6% and 2.5% respectively, from the first quarter 2003, despite a $10.0 decline in gross written premiums related to the withdrawal from certain states and agency cancellations. The Personal Lines premium growth was driven by renewal price increases and a 5.0% increase in new business written premiums. New business written premium was driven by personal auto, which increased 9.9% over the same period last year.

All Lines Discussion

The combined ratio for the first quarter was 100.7%, a decrease of 8.1 points from the first quarter 2003 combined ratio of 108.8%. The improvement in the combined ratio is due primarily to a reduction of 5.6 points in the loss ratio. The improved loss ratio is the result of reduced claim frequency, fewer weather related losses, a decline in large losses (losses greater than $250,000 per loss) and improved pricing levels. Catastrophe losses negatively impacted the first quarter 2004 combined ratio by .8 points, a decrease of 2.4 points over the first quarter of 2003. Both underwriting and loss adjustment expenses were negatively impacted by $5.6 in severance and other related restructuring costs associated with the Cost Structure Efficiency (CSE) initiative discussed below. These expenses were partially offset by a statutory curtailment gain of $8.0 related to the pension plan. The first quarter underwriting expense ratio also includes a $9.0 contingent liability accrual related to the 2001 sale of New Jersey private passenger auto renewal rights to Proformance.

The Corporation recently announced results of the CSE initiative, which is designed to improve productivity and customer service. Company-wide, operating procedures are being analyzed and operating efficiencies and/or technology advances are being implemented to reduce operating costs and improve the level of service provided to policyholders and agents. The CSE initiative is expected to reduce staff by a total of 400 to 500 positions during 2004. Through the first quarter of 2004, 322 positions have been identified and eliminated with another 62 positions eliminated in April. As a result of these reductions, the Corporation recognized severance and other related costs of $5.6 in the first quarter. Efficiencies implemented to date are projected to reduce operating expenses by $5.5 in 2004, net of costs, with projected annualized savings of $19.7 in 2005.

The loss and LAE ratio, which measures losses and LAE as a percentage of net earned premiums, was positively impacted in the first quarter of 2004 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. In total, this decrease in provisions for prior accident years' losses and LAE recognized during the first quarter of 2004 was $2.5 before tax, compared to an increase of $2.7 before tax in the first quarter of 2003.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:


						 Three Months Ended March 31
($ in millions)                                     2004              2003
-----------------------------------------------------------------------------
Statutory net liabilities, beginning
  of period                                      $2,128.9          $2,078.7
Increase (decrease) in provision for
  prior accident year claims                        $(2.5)             $2.7
Increase (decrease) in provision for
  prior accident year claims as %
  of premiums earned                                 (0.7)%             0.8%

The LAE ratio for the first quarter of 2004 was 10.6%. The ratio was 3.0 points lower than the first quarter 2003 loss adjustment expense ratio of 13.6%. The decrease is primarily the result of favorable development on prior year claims. The decrease also includes the statutory pension curtailment gain previously discussed, which reduced the LAE ratio by .8 points, coupled with lower paid expenses as a result of the lower claim frequency, more effective management of claims litigation expenses and other expense management initiatives. The decreases in the LAE ratio were partially offset by severance charges recorded in the first quarter of 2004 related to the CSE initiative.

First quarter 2004 catastrophe losses were $3.0 and accounted for .8 points on the combined ratio. This compares with $11.1 and a 3.2 point impact on the combined ratio for the same period in 2003. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance. During the first quarter of 2004, there were 5 catastrophes with the largest catastrophe generating $.8 in incurred losses as compared with 5 catastrophes in the first quarter of 2003 with the largest catastrophe generating $4.2 in incurred losses. For additional disclosure of catastrophe losses, refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on pages 71 and 72 of the Corporation's 2003 Form 10-K.

The table below summarizes the variance between the first quarter 2003 and the first quarter 2004 expense ratio:

							   Variance from
							 First Quarter 2003
							 ------------------
Underwriting expense ratio - first quarter 2003                 35.6%
Contingent liability related to NJ PPA sale                      2.5%
Severance related expenses due to reduction in force              .9%
One-time curtailment credit related to pension plan             (1.4)%
Reduction in personnel related expenses                          (.7)%
Impact of all other underwriting expense ratio items             (.8)%
							       -------
Underwriting expense ratio - first quarter 2004                 36.1%

The first quarter 2004 underwriting expense ratio, which measures underwriting expenses as a percentage of net written premiums, was 36.1% compared with 35.6% for the first quarter of 2003. The underwriting expense ratio was impacted in the first quarter by severance and related costs due to the reduction in staff and the recording of a $9.0 contingent liability related to the 2001 sale of the New Jersey private passenger auto business renewal rights to Proformance. The contract stipulated the Corporation would be liable for up to $15.6 if a 2.5 to 1.0 premiums to surplus ratio was not maintained during the period of March 2002 through December 2004. The final calculation is based upon the statutory insurance expense exhibit which is due April 1, 2005. The contingent liability accrual is based upon financial data received from Proformance, although the Corporation has requested additional information to verify the actual liability. Partially offsetting this increase is a statutory pension curtailment gain.

Amortization expense related to the capitalization of application development costs of $.8 and $.6 were recorded in underwriting expense for the first quarter of 2004 and 2003, respectively. This expense relates to the rollout of P.A.R.I.S.sm, a new internally developed software for policy administration and rating. On a statutory accounting basis, the new application is being amortized over a five-year period (compared to a ten-year period under GAAP) in accordance with statutory accounting principles. The rollout has been substantially completed for the Commercial Lines segment. During 2003, the Group began capitalizing application development costs associated with the Personal Lines segment, which is expected to begin rollout in 2005. The Specialty Lines segment is on target for rollout in the beginning of 2005.

The employee count continues to decline as a result of the CSE initiative. The CSE initiative is expected to reduce staff by a total of 400 to 500 positions when fully implemented. Through March 2004, 322 staff reductions have been implemented. As of March 31, 2004, the employee count, excluding those employees receiving severance and other termination benefits, was 2,361, compared with 2,859 at March 31, 2003 and 2,669 at December 31, 2003.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial Lines, Specialty Lines and Personal Lines. The Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:


Commercial Lines Segment ($ in millions)              2004          2003
---------------------------------------------------------------------------
Net premiums written                                $212.2        $205.2
Net premiums earned                                  197.8         189.8
Loss ratio                                            52.3%         61.3%
Loss adjustment expense ratio                         11.3%         13.3%
Underwriting expense ratio                            35.2%         36.6%



Specialty Lines Segment ($ in millions)               2004          2003
---------------------------------------------------------------------------
Net premiums written                                 $34.8        $ 32.9
Net premiums earned                                   41.7          38.4
Loss ratio                                            40.0%         23.8%
Loss adjustment expense ratio                          3.8%         17.9%
Underwriting expense ratio                            49.8%         51.5%



Personal Lines Segment ($ in millions)                2004          2003
---------------------------------------------------------------------------
Net premiums written                                $117.0        $114.1
Net premiums earned                                  121.6         121.1
Loss ratio                                            61.6%         68.4%
Loss adjustment expense ratio                         11.8%         12.6%
Underwriting expense ratio                            33.9%         29.3%

Commercial Lines Segment

The Commercial Lines combined ratio for the first quarter of 2004 decreased
12.4 points to 98.8% from 111.2% in the first quarter of 2003. The 2004 combined ratio improved primarily due to a significantly lower loss ratio as a result of lower claim frequency, including lower catastrophe and other large property losses. The loss ratio improvement also represents the result of progress made over the past several years to improve price adequacy and to underwrite a more profitable book of business. The first quarter 2004 Commercial Lines loss ratio included .8 points related to catastrophe losses compared to 3.6 points in the first quarter of 2003. In addition, the Commercial Lines loss and LAE ratios were favorably impacted by prior year development of 3.3 points in first quarter 2004 compared to adverse development of 1.5 points in first quarter 2003.

The commercial multi-peril, businessowners, fire and inland marine combined ratio improved in the first quarter of 2004 to 94.0% from 101.1% in the same period of 2003. Catastrophe losses for these lines were 1.6 points in first quarter 2004 compared to 8.3 points in the first quarter 2003 accounting for most of the improvement in the combined ratio. In 2003, these product lines were also impacted by a higher frequency of large non-catastrophe losses. The 2004 accident year combined ratio for the commercial multi-peril related product lines was 98.8%, 4.8 points higher than the calendar year results.

The general liability combined ratio decreased in the first quarter of 2004 to 110.7%, from 125.3% in the same period of 2003. This product line was negatively impacted in 2003 by increased estimates of legal costs on claims from prior years. The 2004 accident year combined ratio for general liability was 109.9%, .8 points lower than the calendar year results and 3.9 points lower than first quarter 2003's accident year results.

The workers' compensation product line combined ratio for the first quarter of 2004 was 114.7% compared with 134.8% during the same period last year. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers' Compensation Pool negatively impacted results in both the first quarter of 2004 and 2003. The impact of the National Workers' Compensation Pool added 11.2 points to the workers' compensation combined ratio for three months ended March 31, 2004 and added
10.1 points in the same period of 2003.

Specialty Lines Segment

The Specialty Lines combined ratio for the first quarter of 2004 was 93.6%, a ..4 point increase compared with 93.2% in the same period of 2003. Higher reinsurance costs in the commercial umbrella line have put upward pressure on loss and expense ratios. The first quarter 2003 combined ratio included 8.4 points related to a ceded premium accrual from the reinstatement of prior years' reinsurance layers.

Personal Lines Segment

The Personal Lines combined ratio improved to 107.3% in the first quarter of 2004 from 110.3% in the first quarter of 2003. The improvement in the combined ratio was driven by a significant improvement in the experience for homeowners. This improvement was partially offset by adverse prior year reserve development for personal auto and personal umbrella which added 4.4 points to the combined ratio for Personal Lines for the first quarter 2004 and by 7.7 points for the contingent liability accrual related to the surplus guarantee on the Proformance transaction.

The homeowners product line combined ratio improved to 88.0% from 114.5% in the first quarter 2003. The 26.5 point improvement in the homeowners combined ratio resulted from a decline in catastrophe losses of 6.5 points, and a reduction in the underwriting expense and loss adjustment expense ratios. Catastrophe losses added 2.6 points to the first quarter of 2004 homeowners combined ratio compared to 9.1 points for the first quarter 2003.

The personal auto 2004 first quarter combined ratio was 117.1% up 9.1 points from 108.0% in the first quarter of 2003. The current quarter's deterioration for this product line was due to the contingent liability accrual related to the surplus guarantee on the Proformance transaction, which added 12.0 points to the personal auto underwriting expense ratio. The product line's loss and loss adjustment expenses continue to benefit from the implementation of insurance scoring, price increases, elimination of unprofitable business, the withdrawal from the New Jersey market and targeted underwriting. Adverse prior year reserve development offset the positive actions taken to improve the personal auto results, adding 7.0 points to the combined ratio.


Statutory Earned Premium and Combined Ratios
						     Combined Ratios
				      -------------------------------------------
			    Earned     Calendar    Accident
			    Premium     Year        Year
			     Year       Year        Year
(By operating segment,      to Date    to Date     to Date     Calendar   Accident
including selected major    March 31,  March 31,   March 31,     Year       Year
product lines)                2004       2004       2004(a)      2003      2003(a)
----------------------------------------------------------------------------------
Commercial Lines            $197.8       98.8%      102.1%      112.3%     105.6%
  Workers' compensation       33.1      114.7%      112.8%      123.0%     115.4%
  Commercial auto             56.8       92.7%       98.2%      105.5%     103.6%
  General liability           21.0      110.7%      109.9%      122.6%     113.6%
  CMP, BOP, fire &
    inland marine             86.9       94.0%       98.8%      109.7%     101.1%

Specialty Lines               41.7       93.6%      101.0%       77.2%      89.9%
  Commercial umbrella         31.1      101.0%      105.7%       80.5%      92.9%
  Fidelity & surety           10.6       67.4%       82.9%       68.1%      80.8%

Personal Lines               121.6      107.3%      101.4%      105.6%     102.2%
  Personal auto, incl.
    personal umbrella         74.0      118.8%      111.8%      107.0%     103.4%
  Personal property           47.6       88.6%       84.4%      103.3%     100.0%
---------------------------------------------------------------------------------
    Total All Lines         $361.1      100.7%      101.4%      106.1%     102.7%
=================================================================================

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is March 31, 2004. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At March 31, 2004, the available-for-sale fixed maturity portfolio had a market value of $3.2 billion, which consisted of 96.9% investment grade securities. The available-for-sale fixed maturity portfolio includes non-investment grade securities and non-rated securities that had a fair value of $96.6 and comprised 3.1% of the available-for-sale fixed maturity portfolio and 2.8% of the consolidated fixed maturity portfolio. This compares to a fair value of $98.7, which comprised 3.3% of the available-for-sale fixed maturity portfolio at December 31, 2003. The held-to-maturity fixed maturity portfolio is accounted for at amortized cost, which was $342.7 at March 31, 2004 and consists entirely of investment grade securities.

Securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $24.1 at March 31, 2004 and $24.0 at December 31, 2003.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured obligations of the issuer. Investment grade securities are also subject to significant risks, including additional leveraging, changes in control of the issuer or worse than previously expected operating results. In most instances, investors are unprotected with respect to these risks, the negative effects of which can be substantial.

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at March 31, 2004 and December 31, 2003:

				      Amortized       Fair    Unrealized
(in millions)                              Cost      Value          Loss
--------------------------------------------------------------------------
March 31, 2004                            $13.8      $13.6          $(.2)
December 31, 2003                         $23.5      $22.6          $(.9)

The investment portfolio includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at March 31, 2004 was $324.0 compared to $318.8 at December 31, 2003.

The consolidated fixed maturity portfolio has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4.8 years as of March 31, 2004. The Corporation and the Group remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At March 31, 2004, the Group's equity portfolio was $343.2, or 8.9% of the total investment portfolio. Equity securities are carried at fair market value on the balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2004, the equity portfolio consisted of stocks in 45 separate entities in 35 different industries. As of March 31, 2004, 31.7% of the Group's equity portfolio was invested in five companies and the largest single position was 7.7% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2003.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. The accounting policies related to the loss and LAE reserves are considered critical. Loss and LAE reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Losses and LAE reserves are adjusted upward or downward as new information is received. These reserves amounted to $2.7 billion at March 31, 2004 and $2.6 billion at December 31, 2003. As of March 31, 2004, the reserves by operating segment were as follows: $1.6 billion in Commercial Lines, $.6 billion in Specialty Lines and $.5 billion in Personal Lines.

Results for the first three months of 2004 were favorably impacted by losses and LAE incurred for prior accident years totaling $(2.5) before tax on an All Lines basis. Results for the first three months of 2003 were adversely impacted by losses and LAE incurred for prior accident years totaling $2.7. Losses and LAE incurred for prior accident years were recognized during the first quarter of 2004 and 2003 based on new information received during the first quarter that caused a revision to prior estimates for loss and LAE reserves. Each quarter a thorough loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and LAE are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims. As more information becomes available and claims are settled in subsequent periods, the estimated liabilities are adjusted.

Results for the three month periods of 2004 and 2003 were impacted by losses and LAE for prior accident years as shown in the table below:

					Three Months Ended
					    March 31                Year
				       2004            2003         2003
				      ---------------------         ----
Prior Accident Year Loss & LAE
by Segment (in millions)
------------------------------
Commercial Lines                      $(6.6)           $2.8        $41.0
Specialty Lines                        (3.1)           (3.9)       (21.3)
Personal Lines                          7.2             3.8         14.4
				      ------           -----       ------
  Total All Lines Accident Year
   Development                        $(2.5)           $2.7        $34.1


Prior Accident Year Loss & LAE
(in millions)
------------------------------
Accident Year 2003                   $(14.1)         $    -       $    -
Accident Year 2002                     (3.1)          (20.7)       (39.0)
Accident Year 2001 and Prior           14.7            23.4         73.1
				     -------         -------      -------
  Total Accident Year Development    $ (2.5)         $  2.7       $ 34.1

For the Commercial Lines operating segment, the favorable losses and LAE for prior accident years recorded during the first three months of 2004 were concentrated in the commercial automobile and commercial multi-peril product lines. Adverse losses and LAE development for Commercial Lines for the first three months of 2003 were concentrated in the workers' compensation and general liability product lines.

For the Specialty Lines operating segment, the favorable losses and LAE for prior accident years recorded during the first three months of 2004 were concentrated in the bonds and commercial umbrella product lines. Comparable Specialty Lines amounts for the first three months of 2003 occurred in the commercial umbrella product line.

For the Personal Lines operating segment, the adverse losses and LAE for prior accident years recorded during the first three months of 2004 were concentrated in the personal automobile product line. Comparable Personal Lines amounts for the first three months of 2003 were concentrated in the personal umbrella and personal automobile product lines.

Losses and LAE for prior accident years were recognized during the year 2004 due to new information that caused a revision to prior estimates for loss and LAE reserves as described above. There is considerable uncertainty in these estimates for reasons such as: the external environment including coverage litigation, judicial decisions, legislative changes, claimants and jury attitudes with respect to settlements; claim frequency and severity; the emergence of unusual types or sizes of claims; changes in underwriting quality of the book of business over time; and changes in claims handling which affects the payment rate or case reserve adequacy.

Because of the inherent uncertainties in estimating the ultimate cost of claims, actual loss and LAE may deviate substantially from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established historical loss and LAE development and which serve as the basis for estimating ultimate claim cost may not occur in exactly the same manner, if at all.

Cash Flow

Net cash generated from operations was $57.5 for the first three months of 2004 compared with $7.6 for the same period in 2003 largely resulting from a decrease in paid loss and LAE expenses. Net cash used in investing was $66.0 in the first quarter of 2004 compared with $25.2 during the first quarter of 2003. Cash provided by financing operations was $2.9 in the first three months of 2004 compared with $.1 in the first three months of 2003. Liquidity needs of the Group are expected to be met by net cash generated from operations, scheduled maturities of investments, interest and dividend receipts and current cash balances.

Debt

At March 31, 2004, the Corporation had $205.0 of outstanding debt, including 5.00% convertible notes (Notes) due March 19, 2022 in the amount of $201.3. The Notes are reported on the consolidated balance sheet net of unamortized issuance-related costs of $6.9 at March 31, 2004. Interest is payable on March 19 and September 19, and the Corporation uses the effective interest rate method to record interest expense and amortization of issuance-related costs.

Under certain conditions, at the option of the holders, the Notes may be converted into shares of the Corporation's common stock at the rate of
44.2112 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. If the closing sale price of the Corporation's common stock for at least twenty of the thirty consecutive trading days ending on the last trading day of a calendar quarter is more than $24.88, then the Notes may be converted during the immediately following calendar quarter. Additionally, the Notes may be converted when the credit rating of the Notes is below a specified level or withdrawn, or when certain corporate transactions occur. If all the Notes were converted, total outstanding common shares would increase by 8.9 million shares.

The impact of the Notes on earnings per share is based on the "if-converted" method and is contingent upon whether the criteria for conversion have been met. As of March 31, 2004, none of the conversion criteria had been met, and no adjustment to diluted outstanding shares was required.

After March 22, 2005, the Corporation has the option to redeem all or a portion of the outstanding Notes at the following redemption prices, expressed percentages of the principal amount of the Notes:

During the twelve                              Redemption
months commencing                                Price
-----------------                              ----------
March 23, 2005                                    102%
March 19, 2006                                    101%
March 19, 2007 until maturity of the Notes        100%

Holders of the Notes have the option to require the Corporation to purchase all or a portion of the Notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount of the Notes. Further, if a change in control of the Corporation occurs anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of the Notes at 100% of the principal amount.

The Corporation is a party to a revolving credit agreement (Agreement) with four lenders. Under the terms of the Agreement, the lenders committed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes until March 15, 2005. The Agreement requires the Corporation to maintain net worth of not less than $800.0 and requires the
Company to maintain statutory surplus of $650.0 or greater.   The Agreement
also contains other customary covenants and provisions. As of March 31, 2004, the Corporation is in compliance with all covenants and has not drawn on the revolver.

At March 31, 2004, the Corporation had cash and marketable fixed maturity investments totaling $71.0. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2004, dividend payments from the Company to the Corporation are limited to approximately $86.8 without prior approval of the Ohio Insurance Department. During the first quarter of 2004, the Company paid a dividend of $30.0 to the Corporation resulting in a dividend payment limitation of $56.8 for the remainder of 2004.

Rating Agencies

Regularly the Corporation's financial condition is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Corporation's financial strength and ability to meet its financial obligations to its debt security holders. Following are the Corporation's current ratings and rating outlooks. During the first quarter of 2004 S&P changed its rating outlook from negative to stable.

				A.M. Best      Fitch       Moody's       S&P
				---------      -----       -------       ---
Financial strength rating       A-             A-          A3            BBB
Senior unsecured debt rating    bbb-           BBB-        Baa3          BB
Rating outlook                  Stable         Stable      Stable        Stable

For more information on the most recent rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1933. The operations, performance and development of the Corporation's business are subject to risks and uncertainties which may cause actual results to differ materially from those contained in or supported by the forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to appoint and retain agents; ability to achieve targeted expense savings; ability to appoint and retain agents; ability to achieve premium targets and profitability goals; and general economic and market conditions.

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

	(b) In the first quarter of 2004, the Company made a change implementing a new system to record investment transactions, including transactions involving mortgages and asset-backed securitites, to improve accuracy for financial reporting purposes. Except for the foregoing there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. Legal Proceedings

	A proceeding entitled Carol Murray v. Ohio Casualty Corporation, The Ohio Casualty Insurance Co., Avomark Insurance Co., Ohio Security Insurance Co., West American Insurance Co. (West American), American Fire and Casualty Insurance Co., and Ohio Casualty of New Jersey, Inc. was filed in the United States District Court for the District of Columbia on February 5, 2004. The proceeding alleges the defendants improperly classified current and former employees as exempt from overtime pay requirements of the Fair Labor Standards Act. The plaintiff, a former automobile physical damage claim adjuster, seeks to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The complaint seeks overtime compensation for the plaintiff and the class of persons plaintiff seeks to represent. The defendants deny the allegations made in the complaint and will vigorously defend themselves. Based on information currently available to the Company, this proceeding is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of Ohio Casualty Corporation.

	A proceeding entitled Carol Lazarus v. The Ohio Casualty Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v Midwestern Insurance Company.
	The Martin decision was overruled legislatively in September, 1997. West American filed a motion for summary judgment on December 16, 2003. Plaintiff filed a motion for class certification on February 23, 2004. West American has responded to the motion for class certification stating the motion is untimely (filed more than four years after the initial complaint) and that Carol Lazarus failed to provide sufficient evidence to satisfy the requirements for class certification. Based on information currently available to the Company, this proceeding is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of Ohio Casualty Corporation.

	The Company is involved in other litigation and administrative proceedings arising in the ordinary course of business which is not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Current litigation includes five separate proceedings making class action claims for which class certification has been sought in the two proceedings described above. No class certifications have been granted at this time. See also Item 15, Note 8, Other Contingencies and Commitments on pages 70 and 71 of the Corporation's 2003
	Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

	At the annual meeting on April 21,2004, shareholders voted on the election of three board of directors for terms expiring in 2007 as follows:

	Stanley N. Pontius    For  51,033,023;     Withheld  1,515,804
	Terrence J. Baehr     For  51,189,290;     Withheld  1,359,537
	Ralph S. Michael III  For  49,290,215;     Withheld  3,258,612

	The other directors whose term of office continued after the meeting were: William P. Boardman, Jack E. Brown, Dan R.
	Carmichael, Catherine E. Dolan, Philip G. Heasley, Robert A. Oakley and Jan H. Suwinski.

	At the annual meeting on April 21, 2004, shareholders defeated a proposal regarding compensation for senior executives. The proposal was defeated with a final vote of:
	For  4,104,250;  Against  39,195,524;
	Abstain  749,924;  No Vote  8,499,129

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K

	I.  Reports on Form 8-K:

	    The Corporation filed a Form 8-K on January 27, 2004 to report under Item 5, the filing of a press release naming Michael Winner as its Senior Vice President and Controller, effective February 9, 2004. The Corporation also announced that then current Controller Dennis McDaniel would assume the title of Vice President of Strategic Planning and Investor Relations, effective February 9, 2004. Exhibits to the Form 8-K consisted of the press release dated January 27, 2004.

	   The Corporation filed a Form 8-K on February 11, 2004 to report under Item 5, Item 7 and Item 12 the filing of a press release announcing fourth quarter 2003 earnings and Supplemental Financial Information. The Corporation also announced the results of a company-wide process re-engineering initiative. Exhibits to the Form 8-K consisted of the press releases dated February 11, 1004 and the Supplemental Financial Information.

	   The Corporation filed a Form 8-K on March 12, 2004 to report under
	   Item 5, the filing of a press release announcing that Stephen S. Marcum would not seek re-election as a member of the Board of Directors of the Corporation. Exhibits to the Form 8-K consisted of the press release dated March 12, 2004.

	   The Corporation filed a Form 8-K on March 15, 2004 to report under
	   Item 5, the filing of a press release announcing changes to its retirement program in 2004-2006. Exhibits to the Form 8-K consisted of the press release dated March 15, 2004.

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


				     OHIO CASUALTY CORPORATION
				   -----------------------------
					   (Registrant)







May 4, 2004                        /s/Donald F. McKee
				   -----------------------------------------
				   Donald F. McKee, Executive Vice President
				   and Chief Financial Officer