Form 10-Q
period 2004-06-30
OHIO CASUALTY CORP
filed 2004-08-03
CIK 73952

==============================================================================

			UNITED STATES SECURITIES AND
			    EXCHANGE COMMISSION
			 Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2004.
				    -------------

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

					    Yes    X            No

	On August 2, 2004, there were 61,451,141 shares of common stock outstanding.







				Page 1 of 27
==============================================================================

				   INDEX


									  Page
									  ----
PART I
     Item 1.  Financial Statements                                           2
     Item 2.  Management's Discussion and Analysis of Financial
	      Condition and Results of Operations                           14
     Item 3.  Quantitative and Qualitative Disclosures about
	      Market Risk                                                   26
     Item 4.  Controls and Procedures                                       26

PART II
     Item 1.  Legal Proceedings                                             26
     Item 2.  Changes in Securities and Use of Proceeds                     26
     Item 3.  Defaults Upon Senior Securities                               26
     Item 4.  Submission of Matters to a Vote of Security Holders           26
     Item 5.  Other Information                                             26
     Item 6.  Exhibits and reports on Form 8-K                              26

Signature                                                                   27
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

PART I

ITEM 1.   FINANCIAL STATEMENTS


		    Ohio Casualty Corporation & Subsidiaries
			  CONSOLIDATED BALANCE SHEETS
							      June 30,      December 31,
(Dollars in millions, except share data) (Unaudited)            2004            2003
-------------------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (amortized cost: $2,991.9 and $2,851.2)            $   3,090.5     $   3,022.2
      Held-to-maturity, at amortized cost
	   (fair value: $321.7 and $354.2)                         329.2           356.1
   Equity securities, at fair value
	  (cost: $86.9 and $77.9)                                  351.0           329.0
   Short-term investments, at fair value                           253.7            40.4
-------------------------------------------------------------------------------------------
	  Total investments                                      4,024.4         3,747.7
Cash                                                                10.6            16.5
Premiums and other receivables, net of allowance for bad
      debts of $4.2 and $4.2, respectively                         364.2           347.9
Deferred policy acquisition costs                                  172.6           169.3
Property and equipment, net of accumulated depreciation of
      $161.7 and $152.9, respectively                               86.4            89.2
Reinsurance recoverable                                            662.3           592.7
Agent relationships, net of accumulated amortization of
      $40.0 and $39.1, respectively                                131.1           142.6
Interest and dividends due or accrued                               46.9            47.5
Other assets                                                        60.4            15.5
-------------------------------------------------------------------------------------------
	 Total assets                                        $   5,558.9     $   5,168.9
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,264.4     $   2,163.7
   Loss adjustment expenses                                        465.9           464.1
   Unearned premiums                                               730.0           703.0
Debt                                                               395.9           198.0
Reinsurance treaty funds held                                      165.4           150.5
Deferred income taxes                                                0.1            12.8
Other liabilities                                                  357.2           331.0
-------------------------------------------------------------------------------------------
	 Total liabilities                                       4,378.9         4,023.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Accumulated other comprehensive income                             231.5           254.7
Retained earnings                                                1,084.4         1,033.4
Treasury stock, at cost:
   (Shares:  10,983,459; 11,461,301)                              (144.9)         (151.3)
-------------------------------------------------------------------------------------------
	 Total shareholders' equity                              1,180.0         1,145.8
-------------------------------------------------------------------------------------------
	 Total liabilities and shareholders' equity          $   5,558.9     $   5,168.9
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		    Ohio Casualty Corporation & Subsidiaries
		       CONSOLIDATED STATEMENTS OF INCOME


								       Three Months
								       Ended June 30,
(Dollars in millions, except share data) (Unaudited)                 2004            2003
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     367.2     $     351.2
Investment income less expenses                                     48.6            51.4
Investment gains realized, net                                       3.2             6.8
-------------------------------------------------------------------------------------------
	 Total revenues                                            419.0           409.4

Losses and benefits for policyholders                              203.1           213.7
Loss adjustment expenses                                            40.1            41.4
General operating expenses                                         125.8           124.3
Amortization of agent relationships                                  1.7             1.9
Write-down of agent relationships                                    2.6             5.8
Amortization of deferred policy acquisition costs                   91.9            96.7
Deferral of deferred policy acquisition costs                      (96.5)          (95.0)
Depreciation and amortization expense                                3.3             3.4
-------------------------------------------------------------------------------------------
	 Total expenses                                            372.0           392.2
-------------------------------------------------------------------------------------------
Income before income taxes                                          47.0            17.2

Income tax expense:
   Current                                                          12.3             2.8
   Deferred                                                          2.0             3.4
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   14.3             6.2
-------------------------------------------------------------------------------------------

Net income                                                   $      32.7     $      11.0
===========================================================================================

Average shares outstanding - basic                            61,344,980      60,835,215
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.53     $      0.18
===========================================================================================

Average shares outstanding - diluted                          62,474,082      61,169,556
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.52     $      0.18
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		   Ohio Casualty Corporation & Subsidiaries
		      CONSOLIDATED STATEMENTS OF INCOME


									Six Months
								      Ended June 30,
(Dollars in millions, except share data) (Unaudited)                 2004            2003
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     728.3     $     700.5
Investment income less expenses                                     99.1           104.6
Investment gains realized, net                                       6.9            26.1
-------------------------------------------------------------------------------------------
	 Total revenues                                            834.3           831.2

Losses and benefits for policyholders                              398.3           422.5
Loss adjustment expenses                                            78.4            88.8
General operating expenses                                         266.0           251.9
Amortization of agent relationships                                  3.5             3.8
Write-down of agent relationships                                    8.0             8.7
Amortization of deferred policy acquisition costs                  184.2           194.2
Deferral of policy acquisition costs                              (187.5)         (192.4)
Depreciation and amortization expense                                6.5             6.7
-------------------------------------------------------------------------------------------
	 Total expenses                                            757.4           784.2
-------------------------------------------------------------------------------------------
Income before income taxes                                          76.9            47.0

Income tax  expense:
   Current                                                          23.6            10.5
   Deferred                                                         (0.2)            5.6
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   23.4            16.1

Income before cumulative effect of an accounting change             53.5            30.9

Cumulative effect of an accounting change, net of tax                1.6               -
-------------------------------------------------------------------------------------------

Net income                                                   $      51.9     $      30.9
===========================================================================================

Average shares outstanding - basic                            61,204,730      60,782,147
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.85     $      0.51
===========================================================================================

Average shares outstanding - diluted                          62,306,935      61,067,946
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.83     $      0.51
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		  Ohio Casualty Corporation & Subsidiaries
			 CONSOLIDATED STATEMENTS OF
			    SHAREHOLDERS' EQUITY

						 Common     Accumulated
						 stock         other                                    Total
(Dollars in millions, except       Common       purchase   comprehensive    Retained    Treasury     shareholders'
share data) (Unaudited)            stock        warrants      income        earnings     stock          equity
------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2003                     $ 9.0        $ 21.1       $ 246.2       $   936.7    $ (154.3)    $ 1,058.7

Net income                                                                       30.9                      30.9
Change in unrealized gain,
   net of deferred income tax
   expense of $(26.8)                                            49.9                                      49.9
												       ----------
Comprehensive income                                                                                       80.8
Net issuance of treasury
   stock (145,995 shares)                                                        (0.1)        1.9           1.8
------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2003                       $ 9.0        $ 21.1       $ 296.1       $   967.5    $ (152.4)    $ 1,141.3
=================================================================================================================

Balance
January 1, 2004                     $ 9.0        $    -       $ 254.7       $ 1,033.4    $ (151.3)    $ 1,145.8

Net income                                                                       51.9                      51.9
Change in unrealized gain,
   net of deferred income tax
   benefit of $21.3                                             (39.6)                                    (39.6)
Change in minimum pension
   liability, net of deferred income
   tax benefit of $8.9                                           16.4                                      16.4
												       ----------
Comprehensive income                                                                                       28.7
Issuance of restricted stock
   (59,284 shares)                                                               (0.4)        0.9           0.5
Net issuance of treasury
   stock (418,558 shares)                                                        (0.5)        5.5           5.0
------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2004                       $ 9.0        $    -       $ 231.5       $ 1,084.4    $ (144.9)    $ 1,180.0
==================================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		 Ohio Casualty Corporation and Subsidiaries
		   CONSOLIDATED STATEMENTS OF CASH FLOWS

									   Six Months
									 Ended June 30,
(Dollars in millions) (Unaudited)                                    2004            2003
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operations
      Net income                                                  $      51.9     $      30.9
      Adjustments to reconcile net income to cash
      from operations:
	 Changes in:
	    Insurance reserves                                          129.5           116.9
	    Reinsurance treaty funds held                                14.9            (4.7)
	    Income taxes                                                 (9.9)            2.2
	    Premiums and other receivables                              (16.3)          (34.3)
	    Deferred policy acquisition costs                            (3.3)            1.8
	    Reinsurance recoverable                                     (69.6)          (66.5)
	    Other assets                                                 (7.3)            2.1
	    Other liabilities                                            (6.2)           (8.8)
	 Amortization and write-down of agent relationships              11.5            12.4
	 Depreciation and amortization                                    8.9             7.5
	 Investment gains                                                (6.9)          (26.1)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                97.2            33.4
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                               (627.5)         (564.2)
      Fixed maturity, held-to-maturity                                   (1.4)           (6.0)
      Equity                                                             (7.2)           (5.9)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                                444.4           434.6
      Equity                                                              5.2            31.6
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                                 65.6            49.1
      Fixed maturity, held-to-maturity                                   27.3             0.8
      Equity                                                              3.2             6.8
   Property and equipment
      Purchases                                                          (2.2)           (3.9)
      Sales                                                               0.3             1.3
-------------------------------------------------------------------------------------------------
Net cash used from investing activities                                 (92.3)          (55.8)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Payments                                                           (0.3)           (0.3)
      Proceeds from the issuance of senior notes                        199.3               -
      Payments of issuance costs                                         (1.3)              -
   Proceeds from exercise of stock options                                4.8             1.4
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               202.5             1.1
-------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               207.4           (21.3)
Cash and cash equivalents, beginning of period                           56.9            62.2
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $     264.3     $      40.9
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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of June 30, 2004 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows all for the three and six months ended June 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results of operations for the full year.

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


				       Three Months Ended       Six Months Ended
					    June 30                 June 30
($ in millions)                         2004        2003       2004        2003
---------------------------------------------------------------------------------
Net income
  As reported                          $32.7       $11.0      $51.9       $30.9
  Add:  Stock-based employee
    compensation reported in net
    income, net of related tax
    effect                               0.1           -        0.1         0.1
  Deduct:  Total stock-based
    employee compensation, net of
    related tax effects                  1.5         1.4        2.8         2.9
				       -----       -----      -----       -----
  Pro forma                            $31.3       $ 9.6      $49.2       $28.1
Basic EPS
  As reported                          $0.53       $0.18      $0.85       $0.51
  Pro Forma                            $0.51       $0.16      $0.80       $0.46
Diluted EPS
  As reported                          $0.52       $0.18      $0.83       $0.51
  Pro Forma                            $0.50       $0.16      $0.79       $0.46
=================================================================================

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

					      Three Months Ended        Six Months Ended
						   June 30                  June 30
(in millions, except per share data)          2004          2003       2004          2003
------------------------------------------------------------------------------------------
Net income                                   $32.7         $11.0      $51.9         $30.9

Weighted average common shares
  outstanding - basic (thousands)           61,345        60,835     61,205        60,782

Income before cumulative effect of
   an accounting change                      $0.53         $0.18     $ 0.88         $0.51

Cumulative effect of an accounting change        -             -     $(0.03)            -

Basic net income per weighted
  average share                              $0.53         $0.18     $ 0.85         $0.51
==========================================================================================
Weighted average common shares
  outstanding (thousands)                   61,345        60,835     61,205        60,782

Effect of dilutive securities (thousands)    1,129           335      1,102           286
------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding - diluted (thousands)         62,474        61,170     62,307        61,068

Income before cumulative effect of
  an accounting change                       $0.52         $0.18     $ 0.86         $0.51

Cumulative effect of an accounting change        -             -     $(0.03)            -

Diluted net income per weighted
  average share                              $0.52         $0.18     $ 0.83         $0.51
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
				      8

			   Six Months Ended June 30
				($ in millions)


Commercial Lines Segment                            2004             2003
--------------------------------------------------------------------------
Net premiums written                              $432.5           $415.1
  % Change                                           4.2%             4.0%
Net premiums earned                                400.2            381.1
  % Change                                           5.0%             7.9%
Underwriting loss (before tax)                     (10.4)           (55.6)


Specialty Lines Segment                             2004             2003
--------------------------------------------------------------------------
Net premiums written                               $73.9           $ 76.1
  % Change                                          (2.9)%          (10.3)%
Net premiums earned                                 82.5             79.0
  % Change                                           4.4%            15.0%
Underwriting gain (before tax)                       9.3             14.1


Personal Lines Segment                              2004             2003
--------------------------------------------------------------------------
Net premiums written                              $244.3           $236.9
  % Change                                           3.1%           (11.1)%
Net premiums earned                                245.6            240.4
  % Change                                           2.2%           (20.8)%
Underwriting loss (before tax)                      (2.7)           (20.5)


Total Property & Casualty                           2004             2003
--------------------------------------------------------------------------
Net premiums written                              $750.7           $728.1
  % Change                                           3.1%            (2.9)%
Net premiums earned                                728.3            700.5
  % Change                                           4.0%            (3.5)%
Underwriting loss (before tax)                      (3.8)           (62.0)


All Other                                           2004             2003
--------------------------------------------------------------------------
Revenues                                          $  3.7           $  2.4
Write-down and amortization of
  agent relationships                              (11.5)           (12.5)
Other expenses                                      (6.8)            (5.9)
--------------------------------------------------------------------------
Net loss before income taxes                      $(14.6)          $(16.0)


Reconciliation of Revenues                          2004             2003
--------------------------------------------------------------------------
Net premiums earned for reportable segments       $728.3           $700.5
Net investment income                               97.2            102.3
Realized gains, net                                  3.7             24.4
--------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                                829.2            827.2
Property and casualty statutory to GAAP
  adjustment                                         1.4              1.6
--------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                     830.6            828.8
Other segment revenues                               3.7              2.4
--------------------------------------------------------------------------
Total revenues                                    $834.3           $831.2
==========================================================================

Reconciliation of Underwriting Loss
(before tax)                                        2004             2003
--------------------------------------------------------------------------
Property and casualty underwriting loss
  (before tax) (Statutory basis)                  $ (3.8)          $(62.0)
Statutory to GAAP adjustment                        (7.0)            (3.3)
--------------------------------------------------------------------------
Property and casualty underwriting loss
  (before tax) (GAAP basis)                        (10.8)           (65.3)
Net investment income                               99.1            104.6
Realized gains, net                                  6.9             26.1
Write-down and amortization of agent
  relationships                                    (11.5)           (12.5)
Other expenses                                      (6.8)            (5.9)
--------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                  $ 76.9           $ 47.0
==========================================================================

			  Three Months Ended June 30
				($ in millions)


Commercial Lines Segment                            2004             2003
--------------------------------------------------------------------------
Net premiums written                              $220.3           $209.9
  % Change                                           5.0%             1.8%
Net premiums earned                                202.4            191.3
  % Change                                           5.8%             6.8%
Underwriting loss (before tax)                      (7.8)           (28.8)


Specialty Lines Segment                             2004             2003
--------------------------------------------------------------------------
Net premiums written                              $ 39.1           $ 43.2
  % Change                                          (9.4)%           (4.6)%
Net premiums earned                                 40.8             40.6
  % Change                                           0.5%             4.9%
Underwriting gain (before tax)                       3.2              8.7


Personal Lines Segment                              2004             2003
--------------------------------------------------------------------------
Net premiums written                              $127.3           $122.8
  % Change                                           3.7%            (0.7)%
Net premiums earned                                124.0            119.3
  % Change                                           3.9%           (18.7)%
Underwriting gain/(loss) (before tax)                4.7            (10.1)


Total Property & Casualty                           2004             2003
--------------------------------------------------------------------------
Net premiums written                              $386.7           $375.9
  % Change                                           2.9%             0.2%
Net premiums earned                                367.2            351.2
  % Change                                           4.6%            (3.7)%
Underwriting gain/(loss) (before tax)                0.1            (30.2)


All Other                                           2004             2003
--------------------------------------------------------------------------
Revenues                                          $  2.2           $  0.6
Write-down and amortization of
  agent relationships                               (4.3)            (7.7)
Other expenses                                      (3.6)            (3.0)
--------------------------------------------------------------------------
Net loss before income taxes                      $ (5.7)          $(10.1)


Reconciliation of Revenues                          2004             2003
--------------------------------------------------------------------------
Net premiums earned for reportable segments       $367.2           $351.2
Net investment income                               47.6             50.8
Realized gains/(losses), net                        (1.3)             8.0
--------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                                413.5            410.0
Property and casualty statutory to GAAP
  adjustment                                         3.3             (1.2)
--------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                     416.8            408.8
Other segment revenues                               2.2              0.6
--------------------------------------------------------------------------
Total revenues                                    $419.0           $409.4
==========================================================================


Reconciliation of Underwriting Gain/(Loss)
(before tax)                                        2004             2003
--------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax) (Statutory basis)      $  0.1           $(30.2)
Statutory to GAAP adjustment                         3.0             (0.1)
--------------------------------------------------------------------------
Property and casualty underwriting gain/(loss)
  (before tax) (GAAP basis)                          3.1            (30.3)
Net investment income                               48.6             51.4
Realized gains, net                                  3.2              6.8
Write-down and amortization of agent
  relationships                                     (4.3)            (7.7)
Other expenses                                      (3.6)            (3.0)
--------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                   $47.0           $ 17.2
==========================================================================

				     10

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $2.6 and $5.8 in the second quarter of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the asset was written down before tax by $8.0 and $8.7 respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 20 years.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheet were $53.8 and $9.3 at June 30, 2004 and $52.0 and $7.2 at December 31, 2003, respectively.

NOTE VII - DEBT
On June 24, 2004, the Corporation announced a $200.0 offering of 7.3% Senior Notes due June 15, 2014. The net proceeds from the offering after issuance-related fees and discount were $198.0. The Corporation intends to use the net proceeds or $198.0 from the issuance of the Senior Notes to repay a portion of the $201.3 aggregate principal amount of the Corporation's 5.00% Convertible Notes due March 19, 2022, which the Corporation has the option to redeem after March 22, 2005, in whole or in part. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share and earnings dilution. Until the funds are needed for such purposes, the Corporation intends to invest the net proceeds. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

The Convertible and Senior Notes are reported on the consolidated balance sheet net of unamortized issuance-related costs and discount of $8.8 at June 30, 2004. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount on the Senior Notes.

Holders of the Convertible Notes have the option to require the Corporation to purchase all or a portion of the Convertible Notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount. Further, if a change in control of the Corporation occurs anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of the Convertible Notes at 100% of the principal amount.

Under certain conditions, at the option of the holders, the Convertible Notes may be converted into shares of the Corporation's common stock at the rate of
44.2112 shares per $1,000 principal amount, subject to adjustment in certain circumstances. If the closing sale price of the Corporation's common stock for at least twenty of the thirty consecutive trading days ending on the last trading day of a calendar quarter is more than $24.88, then the Convertible Notes may be converted during the immediately following calendar quarter. Additionally, the Convertible Notes may be converted when the credit rating of the Convertible Notes is below a specified level or withdrawn, or when certain corporate transactions occur. If all the Convertible Notes were converted, total outstanding common shares would increase by 8.9 million shares.

The impact of the Convertible Notes on earnings per share is based on the "if-converted" method and is contingent upon whether the criteria for conversion have been met. As of June 30, 2004, none of the conversion criteria had been met, and no adjustment to diluted outstanding shares was required.

After March 22, 2005, the Corporation has the option to redeem all or a portion of the outstanding Convertible Notes at the following redemption prices, expressed as percentages of the principal amount of the Notes:

During the Twelve                             Redemption
Months Commencing                                Price
-----------------                                -----
March 23, 2005                                    102%
March 19, 2006                                    101%
March 19, 2007 until maturity of the Notes        100%

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement with a remaining unamortized balance at June 30, 2004 of $0.2. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $650.0. The credit agreement will expire on March 15, 2005. Additionally, other financial covenants and customary provisions, as defined in the agreement, exist. At June 30, 2004, the Corporation was in compliance with all financial covenants and provisions. The outstanding loan amount of the revolving line of credit was zero at June 30, 2004.

In addition to the debt described above, the Corporation has a $6.5 low interest loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of June 30, 2004, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at June 30, 2004 was $3.6.

Interest expense incurred for the period ending June 30, 2004 and 2003 was $5.2 and $5.1, respectively.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the periods of March 2002 through December 2004. If this criteria is not met, OCNJ will have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data provided by Proformance, the Group has paid $6.8 to Proformance in settlement of this obligation through the year ended December 31, 2003. The Group has $2.2 accrued in the consolidated financial statements for any possible additional liability that may be incurred based upon the final liability calculation using Proformance's 2004 results.

The Corporation is involved in litigation and administrative proceedings arising in the ordinary course of business, which, in the opinion of management, after considering established reserves, are not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Corporation. Current litigation includes six separate proceedings making class action claims for which class certification has been sought in two of the proceedings. No class certification has been granted at this time in the two proceedings.

NOTE IX - EMPLOYEE BENEFITS
The Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of June 30 is determined as follows:

					    Three Months Ended        Six Months Ended
						 June 30                  June 30
(in millions)                               2004          2003        2004        2003
---------------------------------------------------------------------------------------
Service cost earned during the period      $ 1.9         $ 1.8      $  4.0      $  3.6
Interest cost on projected benefit
  obligation                                 4.1           4.6         8.6         9.2
Expected return on plan assets              (5.4)         (5.4)      (10.7)      (10.8)
Amortization of accumulated losses           0.7             -         1.4           -
Amortization of unrecognized prior
  service cost                              (0.6)          0.1        (0.7)        0.1
Curtailment cost                               -             -         0.1           -
---------------------------------------------------------------------------------------
Net periodic pension cost                  $ 0.7         $ 1.1      $  2.7      $  2.1
=======================================================================================

The Corporation contributed approximately $7.5 in the first quarter of 2004 to the defined benefit retirement plan.

In March 2004, the Corporation announced changes to the defined benefit retirement plan which will be effective June 30, 2004, which will freeze accrued benefits under the plan's current formula and incorporate a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first six months, the Corporation recognized a curtailment charge of $0.1 through second quarter of 2004.

The components of the Corporation's net periodic postretirement benefit cost as of June 30:

					    Three Months Ended        Six Months Ended
						 June 30                  June 30
(in millions)                               2004          2003        2004        2003
---------------------------------------------------------------------------------------
Service cost                               $ 0.1         $ 0.7       $ 0.7        $1.4
Interest cost                                0.8           1.9         2.3         3.7
Amortization of accumulated losses           0.1             -         0.2           -
Amortization of unrecognized prior
  service cost                              (1.5)            -        (2.0)        0.1
Curtailment cost                               -             -         0.1           -
---------------------------------------------------------------------------------------
Net periodic postretirement benefit cost   $(0.5)         $2.6       $ 1.3        $5.2
=======================================================================================

In March 2004, the Corporation announced changes related to the postretirement health care plan effective July 1, 2004 that will limit eligibility for subsidized retiree medical and dental coverage to then current retirees and employees with 25 or more years of service. Other employees will be eligible for access to unsubsidized retiree dental coverage and medical coverage up to age 65. As a result of these changes and staff reductions announced in the first six months, the Corporation recognized a curtailment charge of $0.1 through second quarter of 2004.

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

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $51.9, or $0.83 per share for the six months ending June 30, 2004, compared with $30.9, or $0.51 per share in the same period of 2003. For the second quarter of 2004, net income was $32.7, or $0.52 per share, compared with net income of $11.0, or $0.18 per share in the same quarter of 2003.

Investment Results

For the six months ended June 30, 2004 and 2003, consolidated before-tax net investment income and net realized gains were $99.1, $104.6, $6.9 and $26.1, respectively. The effective tax rate on investment income for the first six months of 2004 was 33.0%, compared with 33.4% in 2003.

Second quarter 2004 and 2003 consolidated before-tax investment income and net realized gains were $48.6, $51.4, $3.2 and $6.8, respectively. The investment income effective tax rate for the second quarter 2004 was 33.2%, compared with 33.7% in the second quarter of 2003.

The Corporation and the Group did not realize any material losses on any securities sold during the second quarter of 2004 and 2003 or for the six months ended June 30, 2004 and 2003. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:


					     Three Months          Six Months
					     Ended June 30       Ended June 30
($ in millions)                             2004       2003     2004       2003
--------------------------------------------------------------------------------
Operating income                           $30.6      $ 6.6    $49.0      $13.9
After-tax net realized gains                 2.1        4.4      4.5       17.0
Cumulative effect of accounting change         -          -     (1.6)         -
					   -----      -----    ------     -----
Net income                                 $32.7      $11.0    $51.9      $30.9

Operating income per
  share - diluted                          $0.49      $0.11    $0.79      $0.23
After-tax net realized gains per
  share - diluted                           0.03       0.07     0.07       0.28
Cumulative effect of accounting change
   per share - diluted                         -          -    (0.03)         -
					   -----      -----   -------     -----
Net income per share - diluted             $0.52      $0.18   $ 0.83      $0.51

In the second quarter of 2004, management invested approximately $198.0, the proceeds from the June 2004 Senior Notes offering, in short-term taxable securities. Until the funds are needed for their intended purpose management will continue to invest the proceeds in a similar fashion.

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

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. The amount of impairment charge before tax was $1.4 in the second quarter of 2004 compared to $2.5 in the second quarter of 2003, and $5.2 and $8.1 for the six months ended June 30, 2004 and 2003, respectively.

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

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of June 30, 2004:


Available-for-sale with unrealized losses:
(in millions)                Less than 12 months    12 months or longer          Total
			     -------------------    -------------------     ------------------
			     Fair     Unrealized    Fair     Unrealized     Fair    Unrealized
			     Value      Losses      Value      Losses       Value     Losses
			     -------------------    -------------------     ------------------
Securities:
  U.S. Government          $   9.0      $  (0.2)    $    -     $  -       $   9.0    $  (0.2)
  States, municipalities
    and political
    subdivisions              86.3         (1.7)       4.4       (0.5)       90.7       (2.2)
  Corporate securities       616.3        (21.1)      41.4       (2.9)      657.7      (24.0)
  Mortgage-backed
    securities               266.9         (8.7)      37.1       (3.7)      304.0      (12.4)
---------------------------------------------------------------------------------------------
Total fixed maturities       978.5        (31.7)      82.9       (7.1)    1,061.4      (38.8)
Equity securities              8.2         (0.1)       1.5       (0.1)        9.7       (0.2)
---------------------------------------------------------------------------------------------
Total temporarily impaired
securities                  $986.7       $(31.8)     $84.4      $(7.2)   $1,071.1     $(39.0)
=============================================================================================


Held-to-maturity with unrealized losses:
(in millions)                Less than 12 months    12 months or longer          Total
			     -------------------    -------------------     ------------------
			     Fair     Unrealized    Fair     Unrealized     Fair    Unrealized
			     Value      Losses      Value      Losses       Value     Losses
			     -------------------    -------------------     ------------------
Securities:
  Corporate securities      $125.9      $(5.0)      $   -      $   -      $125.9      $(5.0)
  Mortgage-backed
    securities                92.6       (3.1)          -          -        92.6       (3.1)
---------------------------------------------------------------------------------------------
Total temporarily impaired
securities                  $218.5      $(8.1)      $   -      $   -      $218.5      $(8.1)
=============================================================================================

As part of the evaluation of the entire $47.1 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at June 30, 2004. In the table above, there are approximately 350 securities represented. Of this total, 61 securities have unrealized loss positions greater than 5% of their market values at June 30, 2004, with none exceeding 20%. This group represents $20.3, or 43% of the total unrealized loss position. Of this group, 46 securities, representing approximately $13.7 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining 15 securities in an unrealized loss position for longer than twelve months totaling $6.6, management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that management has positive intent and the ability to hold the securities until they mature or recover in value.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at June 30, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                      Amortized       Estimated       Unrealized
(in millions)                                 Cost      Fair Value             Loss
------------------------------------------------------------------------------------
Due after one year through five years     $   14.1        $   14.0           $ (0.1)
Due after five years through ten years       521.1           505.1            (16.0)
Due after ten years                          565.0           542.3            (22.7)
------------------------------------------------------------------------------------
   Total                                  $1,100.2        $1,061.4           $(38.8)


Held-to-maturity:                        Amortized       Estimated       Unrealized
(in millions)                                 Cost      Fair Value             Loss
------------------------------------------------------------------------------------
Due after one year through five years       $  9.7          $  9.5           $(0.2)
Due after five years through ten years        88.6            85.3            (3.3)
Due after ten years                          128.3           123.7            (4.6)
-----------------------------------------------------------------------------------
   Total                                    $226.6          $218.5           $(8.1)

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the second quarter of 2004, the agent relationship impairment before tax was $2.6 compared to the second quarter 2003 impairment of $5.8. For the six months ended June 30, 2004 and 2003, the agent relationship impairment before tax was $8.0 and $8.7, respectively. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining current asset book value of $131.1. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of the asset.

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

At June 30, 2004 and December 31, 2003, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $899.0 and $867.6, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of June 30, 2004 was 1.6 to
1.0 compared to 1.7 to 1.0 at December 31, 2003.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes property and casualty premium on a gross and net basis compared with same period last year:

			   Three months ended June 30,      Six months ended June 30,
($ in millions)              2004      2003    % Chg        2004      2003      % Chg
			     ----      ----    -----        ----      ----      -----
Gross Premiums Written
----------------------
Commercial Lines           $225.9    $219.4      3.0%     $446.3    $433.2        3.0%
Specialty Lines              66.8      70.1     (4.7)%     128.6     128.6        -
Personal Lines              127.6     125.9      1.4%      246.5     242.9        1.5%
			   ------    ------               ------    ------
All Lines                  $420.3    $415.4      1.2%     $821.4    $804.7        2.1%

			   Three months ended June 30,      Six months ended June 30,
($ in millions)              2004      2003    % Chg        2004      2003      % Chg
			     ----      ----    -----        ----      ----      -----
Net Premiums Written
--------------------
Commercial Lines           $220.3    $209.9      5.0%     $432.5    $415.1       4.2%
Specialty Lines              39.1      43.2     (9.4)%      73.9      76.1      (2.9)%
Personal Lines              127.3     122.8      3.7%      244.3     236.9       3.1%
			   ------    ------               ------    ------
All Lines                  $386.7    $375.9      2.9%     $750.7    $728.1       3.1%

The net premiums written for the Commercial, Specialty and Personal Lines segments were favorably impacted by rate and/or renewal price increases and $5.0 of return ceded premium on experience based reinsurance contracts in both the second quarter and six months ended June 30, 2004, along with continued strong retention rates. The experience rated reinsurance contracts are for a funded layer of casualty excess of loss reinsurance coverage. These increases were partially offset by a decline in new business premium production in all three operating segments.

Commercial Lines renewal price increases averaged 4.5% in the second quarter 2004 compared to 10.9% in the second quarter 2003, while renewal price increases averaged 5.7% compared to 11.5% for the first six months of 2004 and 2003, respectively. The decrease in the renewal price increase period over period is the result of a broad market trend indicating that competitive pricing pressure is increasing. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

In addition to the factors identified above, the Specialty Lines net premiums written declined as a result of increased reinsurance rates on commercial umbrella business, partially offset by good growth in the fidelity and surety line in both second quarter and first six months of 2004. Higher reinsurance rates are the result of an increase in ceded loss activity related primarily to the commercial umbrella product line over the last couple of years and an industry wide increase in reinsurance loss trends. Commercial umbrella, the largest Specialty Lines product, recognized an 8.2% average renewal price increase for the second quarter 2004 compared to 22.4% in the same period in 2003. For the six months ended June 30, 2004, commercial umbrella recognized a 9.7% average renewal price increase compared to 22.7% in 2003.

All Lines Discussion
The following table provides key financial measures for All Lines:

				     Three Months Ended         Six Months Ended
					  June 30                   June 30
				     2004          2003        2004          2003
				     ----          ----        ----          ----
All Lines ($ in millions)
-------------------------
Loss ratio                           55.3%         60.8%      54.7%          60.2%
Loss adjustment expense ratio         9.8%         11.8%      10.2%          12.7%
Underwriting expense ratio           33.1%         33.6%      34.6%          34.6%
				     -----        ------      -----         ------
Combined ratio                       98.2%        106.2%      99.5%         107.5%

The improved loss and LAE ratios for 2004 are the result of reduced claim frequency, fewer catastrophe losses, a decline in large losses (losses greater than $250,000 per loss), improved pricing levels and favorable prior year reserve development, as reflected below.

During the second quarter, underwriting and loss adjustment expenses were impacted by $3.5 in severance and other related restructuring costs primarily associated with the Cost Structure Efficiency (CSE) Initiative discussed below. These expenses were partially offset by a statutory curtailment gain of $3.2 related to the pension plan. For the first six months of 2004, underwriting and loss adjustment expenses were impacted by $9.1 in severance and other related restructuring costs primarily associated with the CSE Initiative, offset by a statutory pension curtailment gain of $11.2. In addition, the first six months of 2004 expense ratio also includes a $9.0 contingent liability accrual related to the 2001 sale of New Jersey private passenger auto renewal rights to Proformance.

The CSE Initiative is designed to improve productivity and customer service, while lowering operating costs by implementing operating efficiencies and/or technology advances to streamline workflow. As a result of the CSE Initiative, the Group reduced staff by approximately 450 positions during the first six months of 2004. Efficiencies implemented to date are projected to reduce operating expenses by $4.0 in 2004, net of severance and related costs, with projected annualized savings of $24.5 in 2005.

The loss and LAE ratio, which measures losses and LAE as a percentage of net earned premiums, was positively impacted in the second quarter and first six months of 2004 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

						       Three Months              Six Months
						       Ended June 30            Ended June 30
($ in millions)                                      2004         2003        2004         2003
---------------                                      ----         ----        ----         ----
Statutory net liabilities, beginning of period   $2,141.9     $2,095.8    $2,128.9     $2,078.7
Increase/(decrease) in provision for prior
   accident year claims                            $(10.2)        $1.8      $(12.7)        $4.5
Increase/(decrease) in provision for prior
   accident year claims as % of premiums
   earned                                            (2.8)%        0.5%       (1.7)%        0.6%

In addition to the reasons stated above, the LAE ratio was also favorably impacted by lower paid expenses as a result of more effective management of claims litigation expenses and other expense management initiatives.

Catastrophe losses impacted the second quarter 2004 combined ratio by 3.2 points, a decrease of 0.8 points from the second quarter of 2003 and impacted the first six months of 2004 by 2.0 points, a decrease of 1.6 points over the same period in 2003. The effect of future catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance. During the second quarter of 2004, there were six catastrophes with the largest catastrophe generating $3.8 in incurred losses as compared with four catastrophes in the second quarter of 2003 with the largest catastrophe generating $9.4 in incurred losses. For additional disclosure of catastrophe losses, refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on pages 71 and 72 of the Corporation's 2003 Form 10-K.

The table below summarizes the variance in the underwriting expense ratio for the second quarter 2003 compared to the second quarter 2004:

						   Underwriting expense
						      ratio variance
Underwriting expense ratio - second
  quarter 2003                                            33.6%
Increase in professional fees                              0.8%
Increase in commissions                                    0.4%
Severance related expenses due to
  reduction in force                                       0.7%
One-time curtailment credit related
  to pension plan                                         (0.5)%
Reduction in personnel related expenses                   (0.8)%
Impact of all other underwriting expense
  ratio items                                             (1.1)%
							 -------
Underwriting expense ratio - second
  quarter 2004                                            33.1%

The expense ratio was favorably impacted by reduced staff costs related to the CSE Initiative and the statutory pension curtailment gain. Offsetting these favorable impacts was severance and related costs described above, an increase in professional fees related to the CSE Initiative and an increase in agent contingent commissions due to the improvement in the loss ratio. Offsetting these increases is a decrease in other underwriting expense ratio items, which decreased the ratio by 1.1 points.

Statutory amortization expense related to the capitalization of application development costs of $1.6 and $1.1 for the second quarter of 2004 and 2003, respectively and $3.1 and $2.9 for the six months ended June 30, 2004 and 2003, respectively, was recorded in underwriting expenses. This expense relates to the rollout of P.A.R.I.S.sm, a new internally developed software for policy administration and rating. On a statutory accounting basis, the new application is being amortized over a five-year period (compared to a ten-year period under GAAP) in accordance with statutory accounting principles. The rollout has been substantially completed for the Commercial Lines segment. During 2003, the Group began capitalizing application development costs associated with the Personal Lines segment, which is expected to begin rollout in 2005. The Specialty Lines segment is on target for rollout in the beginning of 2005.

The employee count continues to decline as a result of the CSE Initiative. Through June 2004, approximately 450 staff reductions have been implemented. As of June 30 2004, the employee count, excluding those employees receiving severance and other termination benefits, was approximately 2,200, compared with approximately 2,700 at December 31, 2003 and approximately 2,800 at June 30, 2003.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial Lines, Specialty Lines and Personal Lines. The Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:

					    Three Months Ended          Six Months Ended
						  June 30                 June 30
					    2004          2003         2004          2003
					    ----          ----         ----          ----
Commercial Lines Segment ($ in millions)
----------------------------------------
Loss ratio                                  53.4%         63.4%        52.9%         62.3%
Loss adjustment expense ratio               12.7%         12.8%        12.0%         13.1%
Underwriting expense ratio                  34.6%         35.4%        34.9%         36.0%
					   ------        ------       ------        ------
Combined ratio                             100.7%        111.6%        99.8%        111.4%


Specialty Lines Segment ($ in millions)
---------------------------------------
Loss ratio                                  45.5%         20.6%        42.6%         22.2%
Loss adjustment expense ratio                3.0%         13.3%         3.4%         15.5%
Underwriting expense ratio                  45.5%         42.1%        47.6%         46.1%
					   ------        ------       ------        ------
Combined ratio                              94.0%         76.0%        93.6%         83.8%


Personal Lines Segment ($ in millions)
--------------------------------------
Loss ratio                                  61.6%         70.5%        61.6%         69.4%
Loss adjustment expense ratio                7.3%          9.6%         9.6%         11.1%
Underwriting expense ratio                  26.6%         27.6%        30.1%         28.4%
					   ------        ------       ------        ------
Combined ratio                              95.5%        107.7%       101.3%        108.9%

Commercial Lines Segment

The 2004 combined ratio improved due to a significantly lower loss ratio as a result of lower claim frequency, including lower catastrophe and other large property losses and favorable development on prior year reserves. The loss ratio improvement also represents the result of progress made over the past several years to improve price adequacy and to underwrite a more profitable book of business. The second quarter 2004 Commercial Lines loss ratio included 0.9 points related to catastrophe losses compared to 2.5 points in the second quarter of 2003. During the first six months of 2004, the Commercial Lines loss ratio was impacted by 0.8 points related to catastrophe losses compared to 3.0 points during the same period in 2003. In addition, the Commercial Lines loss and LAE ratios were favorably impacted by prior year development of 1.0 point in second quarter 2004 compared to adverse prior year development of 4.0 points in second quarter 2003. For the first six months of 2004, Commercial Lines loss and LAE ratios were favorably impacted by prior year development of 2.2 points compared to adverse development of 2.7 points in 2003. Although the Group has taken actions to improve workers' compensation results, assessments for the National Workers Compensation Pool increased the Commercial Lines combined ratio by 0.4 points and 1.1 points in second quarter 2004 and 2003, respectively and by 1.3 points and 1.6 points in the first six months of 2004 and 2003, respectively.

Specialty Lines Segment

Higher reinsurance rates, which reduces net premiums written, in the commercial umbrella line have put upward pressure on the loss ratio, which increased 24.9 points and 20.4 points for the second quarter and for the six months ended June 30, 2004, respectively. In both the second quarter and the first six months of 2004 this product line was impacted by favorable prior year reserve development, which lowered the loss and LAE ratios by 5.2 points and 6.3 points. For the comparable periods in 2003, the favorable prior year reserve development lowered the loss and LAE ratios by 15.5 points and 12.9 points, respectively.

Personal Lines Segment

The improvement in the second quarter combined ratio was driven by favorable claim frequency trends, increased pricing and favorable prior year reserve development. The favorable development improved the combined ratio for Personal Lines by 4.8 points for the second quarter 2004 compared to adverse prior year reserve development in second quarter 2003, which added 0.4 points to the 2003 combined ratio. For the first six months of 2004, adverse prior year development increased the Personal Lines combined ratio by 0.5 points compared to 1.8 points in 2003. The six-month combined ratio was also impacted by the contingent liability accrual of $9.0 related to the surplus guarantee on the Proformance transaction which added 3.7 points to the underwriting expense ratio. The second quarter 2004 Personal Lines loss ratio included 8.0 points related to catastrophe losses compared to 7.7 points in the second quarter of 2003. During the first six months of 2004, the Personal Lines loss ratio was impacted by 4.7 points related to catastrophe losses compared to 5.6 points during the same period in 2003.


Statutory Earned Premium and Combined Ratios
								     Combined Ratios
				      Earned      ----------------------------------------------------
				      Premium     Calendar Year   Accident Year
				   Year to Date   Year to Date    Year to Date    Calendar    Accident
(By operating segment, including     June 30,       June 30,         June 30,       Year        Year
selected major product lines)          2004           2004           2004(a)        2003       2003(a)
------------------------------------------------------------------------------------------------------
Commercial Lines                     $400.2           99.8%          102.0%        112.3%      105.0%
  Workers' compensation                67.8          111.3%          113.7%        123.0%      113.6%
  Commercial auto                     114.5           96.2%          100.2%        105.5%      103.5%
  General liability                    42.5          106.5%          107.7%        122.6%      111.4%
  CMP, fire & inland marine           175.4           96.0%           97.2%        109.7%      100.9%

Specialty Lines                        82.5           93.6%           99.9%         77.2%       89.1%
  Commercial umbrella                  60.9           97.0%          101.3%         80.5%       92.4%
  Fidelity & surety                    21.6           79.2%           90.9%         68.1%       79.0%

Personal Lines                        245.6          101.3%          100.8%        105.6%      101.9%
  Personal auto, incl.
    personal umbrella                 150.0          107.6%          105.0%        107.0%      103.1%
  Personal property                    95.6           91.2%           94.1%        103.3%       99.7%
------------------------------------------------------------------------------------------------------
     Total All Lines                 $728.3           99.5%          101.2%        106.1%      102.1%
======================================================================================================

 (a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is June 30, 2004. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.


LIQUIDITY AND FINANCIAL STRENGTH

Investments

At June 30, 2004, the available-for-sale fixed maturity portfolio had a market value of $3.1 billion, which consisted of 97.1% investment grade securities. The available-for-sale fixed maturity portfolio includes non-investment grade securities and non-rated securities that had a fair value of $91.1 and comprised 2.9% of the available-for-sale fixed maturity portfolio and 2.5% of the consolidated fixed maturity portfolio. This compares to a fair value of $98.7, which comprised 3.3% of the available-for-sale fixed maturity portfolio at December 31, 2003. The held-to-maturity fixed maturity portfolio is accounted for at amortized cost, which was $329.2 at June 30, 2004 and consists entirely of investment grade securities.

Securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $25.1 at June 30, 2004 and $24.0 at December 31, 2003.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, investments in below investment grade securities are generally unsecured obligations of the issuer. Investment grade securities are also subject to significant risks, including additional leveraging, changes in control of the issuer or worse than previously expected operating results. In most instances, investors are unprotected with respect to these risks, the negative effects of which can be substantial.

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at June 30, 2004 and December 31, 2003:

				       Amortized        Fair    Unrealized
(in millions)                               Cost       Value          Loss
-----------------------------------------------------------------------------
June 30, 2004                              $14.5       $14.0          $(.5)
December 31, 2003                          $23.5       $22.6          $(.9)

At June 30, 2004, the Group's available-for-sale fixed maturity portfolio contained tax-exempt fixed maturity securities totaling $283.8 or 9.2% of the available-for-sale fixed maturity portfolio compared to $79.1 or 2.6% at December 31, 2003. In 2004, as underwriting profitability has improved, management has and plans to continue to invest more funds into tax-exempt securities.

The investment portfolio includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at June 30, 2004 was $311.5 compared to $318.8 at December 31, 2003.

The consolidated fixed maturity portfolio has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4.9 years as of June 30, 2004. The Corporation and the Group remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At June 30, 2004, the Group's short-term portfolio was $253.7 or 6.3% of the total investment portfolio compared to $40.4 at December 31, 2003. The increase was due to the investing of the Group's June 2004 Senior Note proceeds in short-term instruments. Short-term investments are carried at fair market value on the balance sheet.

At June 30, 2004, the Group's equity portfolio, which consisted of preferred and common stock, was $351.0, or 8.7% of the total investment portfolio compared to $329.0 or 8.8% at December 31, 2003. Equity securities are carried at fair market value on the balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2004, the equity portfolio consisted of stocks in 48 separate entities in 36 different industries. As of June 30, 2004, 30.4% of the Group's equity portfolio was invested in five companies and the largest single position was 7.6% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2003.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. The accounting policies related to the loss and LAE reserves are considered critical. Loss and LAE reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Losses and LAE reserves are adjusted upward or downward as new information is received. These reserves amounted to $2.7 billion at June 30, 2004 and $2.6 billion at December 31, 2003. As of June 30, 2004, the reserves by operating segment were as follows: $1.7 billion in Commercial Lines, $0.6 billion in Specialty Lines and $0.4 billion in Personal Lines.

Losses and LAE incurred for prior accident years were recognized during the second quarter of 2004 and 2003 based on new information received during the second quarter that resulted in a revision to prior estimates for loss and LAE reserves. Each quarter a thorough loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and LAE are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims.

Results for the second quarter and six month periods of 2004 and 2003 were impacted by losses and LAE for prior accident years as shown in the table below:

				  Three Months Ended    Six Months Ended
					June 30             June 30            Year
				    2004      2003       2004      2003        2003
				  ------------------    ----------------       ----
Prior Accident Year Loss & LAE
by Segment (in millions)
------------------------------
Commercial Lines                 $  (2.1)    $ 7.6     $ (8.7)   $ 10.4      $ 41.0
Specialty Lines                     (2.1)     (6.3)      (5.2)    (10.2)      (21.3)
Personal Lines                      (6.0)      0.5        1.2       4.3        14.4
				 --------    ------    -------   -------     -------
   All Lines Prior Accident
     Year Development             $(10.2)    $ 1.8     $(12.7)   $  4.5      $ 34.1

Prior Accident Year Loss & LAE
(in millions)
------------------------------
Accident Year 2003                $ (8.1)    $   -     $(22.2)   $    -      $    -
Accident Year 2002                  (2.4)     (5.5)      (5.5)    (26.2)      (39.0)
Accident Year 2001 and Prior         0.3       7.3       15.0      30.7        73.1
				  -------    ------    -------   -------     -------
   Total Prior Accident
     Year Development             $(10.2)    $ 1.8     $(12.7)   $  4.5      $ 34.1

For the Commercial Lines operating segment, the favorable loss and LAE development for prior accident years recorded during the first six months of 2004 was concentrated in the commercial automobile product line. Adverse loss and LAE development for Commercial Lines for the first six months of 2003 were concentrated in the commercial multiple peril and general liability product lines.

For the Specialty Lines operating segment, the favorable loss and LAE development for prior accident years recorded during the first six months of 2004 was concentrated in the bond and commercial umbrella product lines. Favorable loss and LAE development for Specialty Lines for the first six months of 2003 occurred in the bond and commercial umbrella product lines.

For the Personal Lines operating segment, the adverse losses and LAE for prior accident years recorded during the first six months of 2004 was concentrated in the personal auto, including personal umbrella product line. Adverse loss and LAE development for Personal Lines for the first six months of 2003 was concentrated in the personal auto, including personal umbrella product line.

There is considerable uncertainty in the estimates of loss and LAE reserves for reasons such as: the external environment including coverage litigation, judicial decisions, legislative changes, claimants and jury attitudes with respect to settlements; claim frequency and severity trends; the emergence of unusual types or sizes of claims; changes in underwriting quality of the book of business over time; and changes in claims handling which affects the payment rate or case reserve adequacy.

Because of the inherent uncertainties in estimating the ultimate cost of claims, actual loss and LAE incurred may deviate substantially from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since the conditions and events which established historical loss and LAE development and which serve as the basis for estimating ultimate claim cost may not occur in exactly the same manner, if at all.

Cash Flow

Net cash generated from operations was $97.2 for the first six months of 2004 compared with $33.4 for the same period in 2003 resulting from a reduction in paid losses, a result of the improved loss and LAE ratios discussed above.
Net cash used in investing was $92.3 in the first six months of 2004 compared with $55.8 during the first six months of 2003. Cash provided by financing operations was $202.5 in the first six months of 2004 compared with $1.1 in the first six months of 2003. In the second quarter of 2004 net proceeds of approximately $198.0 from the issuance of 7.3% senior notes were invested in short-term securities. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances.

Debt

On June 24, 2004, the Corporation announced a $200.0 offering of its 7.3% Senior Notes due 2014. The net proceeds from the offering after issuance-related fees and discount was $198.0. The Corporation intends to use the net proceeds from the Senior Notes to repay a portion of the $201.3 aggregate principal amount of the Corporation's 5.00% Convertible Notes due March 19, 2022, which the Corporation has the option to redeem after March 22, 2005, in whole or in part. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share earnings dilution. Until the funds are needed for such purposes, the Corporation intends to invest the net proceeds in taxable fixed income securities.

For additional information regarding Liquidity of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on page 11 of this Form 10-Q.

At June 30, 2004, the Corporation had cash, short term and marketable fixed maturity investments totaling $305.3. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2004, dividend payments from the Company to the Corporation are limited to approximately $86.8 without prior approval of the Ohio Insurance Department. During the first six months of 2004, the Company paid dividends totaling $60.0 to the Corporation resulting in a dividend payment limitation of $26.8 for the second half of 2004.

Rating Agencies

Regularly the financial condition of the Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. Following are the Corporation's current ratings and rating outlooks.

				 A.M. Best     Fitch     Moody's     S&P
				 ---------     -----     -------     -----
Financial strength rating        A-            A-        A3          BBB
Senior unsecured debt rating     bbb-          BBB-      Baa3        BB
Rating outlook                   Stable        Stable    Stable      Stable

During the first quarter of 2004, S&P changed its rating outlook from negative to stable. For more information on the most recent rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The operations, performance and development of the Corporation's business are subject to risks and uncertainties which may cause actual results to differ materially from those contained in or supported by the forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to achieve targeted expense savings; ability to appoint and retain agents; ability to achieve premium targets and profitability goals; and general economic and market conditions.

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

PART II

ITEM 1. Legal Proceedings

	Reference is made to the first paragraph under Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, regarding the Fair Labor Standards Act proceeding. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio.

	The Corporation is involved in other litigation and administrative proceedings arising in the ordinary course of business which is not expected to have a material adverse effect on the financial condition, liquidity, or results of operations of the Corporation. Current litigation includes six separate proceedings making class action claims for which class certification has been sought in two proceedings. No class certifications have been granted in the two proceedings. See also Item 15, Note 8, Other Contingencies and Commitments on pages 70 and 71 of the Corporation's 2003 Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and reports on Form 8-K

  I.  Reports on Form 8-K:

	The Corporation filed a Form 8-K on April 7, 2004 to report under
	Item 5, the filing of a press release announcing the resignation of Senior Vice President and Chief Investment Officer Richard B. Kelly, JD, CPCU, CFA. Exhibits to the Form 8-K consisted of the press release dated April 7, 2004.

	The Corporation filed a Form 8-K/A on May 5, 2004 to report under
	Item 7 and Item 12 the filing of a press release announcing first quarter 2004 earnings and Supplemental Financial Information. Exhibits to the Form 8-K/A consisted of the press release dated May 4, 2004 and the Supplemental Financial Information.

	The Corporation filed a Form 8-K on May 10, 2004 to report under
	Item 5, the filing of a press release announcing a management reorganization, including a change in Chief Financial Officer. Exhibits to the Form 8-K consisted of the press release dated May 10, 2004.

	The Corporation filed a Form 8-K on June 24, 2004 to report under
	Item 5, the filing of a press release announcing a senior notes offering. Exhibits to the Form 8-K consisted of the press release dated June 24, 2004.

	The Corporation filed a Form 8-K on June 30, 2004 announcing the sale of $200 million aggregate principal amount of 7.30% senior notes due June 15, 2014. Exhibits to the Form 8-K consisted of the Underwriting Agreement dated June 24, 2004, Pricing Agreement dated June 24, 2004, First Supplemental Indenture dated June 29, 2004, Form of Senior Note, Opinion of Skadden, Arps, Slate, Meagher & Flom LLP, Opinion of Vorys, Sater, Seymour and Pease LLP, Computation of Ratio of Earnings to Fixed Charges, Consent of Skadden, Arps, Slate, Meagher & Flom LLP, Consent of Vorys, Sater, Seymour and Pease LLP.

  II. Exhibits:

	10    2004 Executive Management Team Annual Incentive Program

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


				       OHIO CASUALTY CORPORATION
				       -------------------------
					      (Registrant)




August 3, 2004                         /s/Michael A. Winner
				       -------------------------
				       Michael A. Winner, Executive Vice
				       President and Chief Financial Officer