Form 10-Q
period 2004-09-30
OHIO CASUALTY CORP
filed 2004-11-02
CIK 73952

==============================================================================

			UNITED STATES SECURITIES AND
			    EXCHANGE COMMISSION
			 Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2004.
				    ------------------
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from             to
				    -----------    ----------


			 Commission File Number 0-05544


			   OHIO CASUALTY CORPORATION
	    (Exact name of registrant as specified in its charter)


	   OHIO                                        31-0783294
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


   9450 Seward Road, Fairfield, Ohio                      45014
(Address of principal executive offices)                (Zip Code)

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

					   Yes    X           No

   On November 1, 2004, there were 61,878,783 shares of common stock outstanding.



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

PART II
   Item 6.    Exhibits and reports on Form 8-K                             26

Signature                                                                  27

Exhibit 31.1  Certification of Chief Executive Officer of
	      Ohio Casualty Corporation in accordance with SEC
	      Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 31.2  Certification of Chief Financial Officer of
	      Ohio Casualty Corporation in accordance with SEC
	      Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 32.1  Certification of Chief Executive Officer of
	      Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2  Certification of Chief Financial Officer of
	      Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.   FINANCIAL STATEMENTS


			    Ohio Casualty Corporation & Subsidiaries
				  CONSOLIDATED BALANCE SHEETS
							    September 30,   December 31,
(Dollars in millions, except share data) (Unaudited)            2004            2003
-------------------------------------------------------------------------------------------
Assets
Investments:
   Fixed maturities:
      Available for sale, at fair value
	  (amortized cost: $3,118.9 and $2,851.2)              $ 3,295.6       $ 3,022.2
      Held-to-maturity, at amortized cost
	  (fair value: $318.7 and $354.2)                          316.4           356.1
   Equity securities, at fair value
	  (cost: $86.5 and $77.9)                                  352.6           329.0
   Short-term investments, at fair value                           219.7            40.4
-------------------------------------------------------------------------------------------
	  Total investments                                      4,184.3         3,747.7
Cash                                                                22.6            16.5
Premiums and other receivables, net of allowance for bad
      debts of $4.2 and $4.2, respectively                         364.8           347.9
Deferred policy acquisition costs                                  170.0           169.3
Property and equipment, net of accumulated depreciation of
      $164.4 and $152.9, respectively                               84.7            89.2
Reinsurance recoverable, net of allowance of $2.7 and
      $2.5, respectively                                           668.3           592.7
Agent relationships, net of accumulated amortization of
      $40.6 and $39.1, respectively                                126.1           142.6
Interest and dividends due or accrued                               44.5            47.5
Other assets                                                        43.0            15.5
-------------------------------------------------------------------------------------------
	 Total assets                                          $ 5,708.3       $ 5,168.9
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                      $ 2,276.5       $ 2,163.7
   Loss adjustment expenses                                        481.3           464.1
   Unearned premiums                                               738.1           703.0
Debt                                                               395.3           198.0
Reinsurance treaty funds held                                      181.5           150.5
Deferred income taxes                                               36.8            12.8
Other liabilities                                                  342.7           331.0
-------------------------------------------------------------------------------------------
	 Total liabilities                                       4,452.2         4,023.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:   150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Accumulated other comprehensive income                             282.2           254.7
Retained earnings                                                1,104.7         1,033.4
Treasury stock, at cost:
   (Shares:  10,595,988; 11,461,301)                              (139.8)         (151.3)
-------------------------------------------------------------------------------------------
	 Total shareholders' equity                              1,256.1         1,145.8
-------------------------------------------------------------------------------------------
	 Total liabilities and shareholders' equity            $ 5,708.3       $ 5,168.9
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

			Ohio Casualty Corporation & Subsidiaries
			   CONSOLIDATED STATEMENTS OF INCOME


									Three Months
								      Ended September 30,
(Dollars in millions, except share data) (Unaudited)                 2004            2003
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     356.8     $     360.4
Investment income less expenses                                     44.9            51.0
Investment gains (losses) realized, net                             (4.3)            5.9
-------------------------------------------------------------------------------------------
	 Total revenues                                            397.4           417.3

Losses and benefits for policyholders                              205.5           220.0
Loss adjustment expenses                                            38.2            39.4
General operating expenses                                         115.6           120.8
Amortization of agent relationships                                  1.7             1.8
Write-down of agent relationships                                    3.3             1.1
Amortization of deferred policy acquisition costs                   91.4            97.3
Deferral of deferred policy acquisiton costs                       (88.7)          (92.8)
Depreciation and amortization expense                                3.3             3.8
-------------------------------------------------------------------------------------------
	 Total expenses                                            370.3           391.4
-------------------------------------------------------------------------------------------
Income before income taxes                                          27.1            25.9

Income tax expense (benefit):
   Current                                                          (1.6)            0.6
   Deferred                                                          9.1             8.1
-------------------------------------------------------------------------------------------
	 Total income tax expense                                    7.5             8.7
-------------------------------------------------------------------------------------------

Net income                                                   $      19.6     $      17.2
===========================================================================================

Average shares outstanding - basic                            61,627,447      60,889,649
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.32     $      0.28
===========================================================================================

Average shares outstanding - diluted                          62,781,223      61,413,662
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.31     $      0.28
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		      Ohio Casualty Corporation & Subsidiaries
			 CONSOLIDATED STATEMENTS OF INCOME


									Nine Months
								      Ended September 30,
(Dollars in millions, except share data) (Unaudited)                 2004            2003
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $   1,085.1     $   1,060.9
Investment income less expenses                                    144.0           155.6
Investment gains realized, net                                       2.6            32.0
-------------------------------------------------------------------------------------------
	 Total revenues                                          1,231.7         1,248.5

Losses and benefits for policyholders                              603.8           642.5
Loss adjustment expenses                                           116.6           128.2
General operating expenses                                         381.6           372.7
Amortization of agent relationships                                  5.2             5.6
Write-down of agent relationships                                   11.3             9.8
Amortization of deferred policy acquisition costs                  275.6           291.5
Deferral of policy acquisition costs                              (276.2)         (285.2)
Depreciation and amortization expense                                9.8            10.5
-------------------------------------------------------------------------------------------
	 Total expenses                                          1,127.7         1,175.6
-------------------------------------------------------------------------------------------
Income before income taxes                                         104.0            72.9

Income tax expense:
   Current                                                          22.0            11.1
   Deferred                                                          8.9            13.7
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   30.9            24.8


Income before cumulative effect of an accounting change             73.1            48.1

Cumulative effect of an accounting change, net of tax                1.6               -
-------------------------------------------------------------------------------------------

Net income                                                   $      71.5     $      48.1
===========================================================================================

Average shares outstanding - basic                            61,346,664      60,818,375
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      1.17     $      0.79
===========================================================================================

Average shares outstanding - diluted                          62,463,454      61,181,263
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      1.14     $      0.79
===========================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		    Ohio Casualty Corporation & Subsidiaries
			  CONSOLIDATED STATEMENTS OF
			     SHAREHOLDERS' EQUITY


					   Common      Accumulated
					    stock         other                                     Total
(Dollars in millions, except   Common      purchase   comprehensive    Retained     Treasury     shareholders'
share data) (Unaudited)         stock      warrants       income       earnings      stock          equity
-------------------------------------------------------------------------------------------------------------
Balance
January 1, 2003                $  9.0       $ 21.1       $246.2       $  936.7     $ (154.3)      $1,058.7

Net income                                                                48.1                        48.1
Net change in unrealized gain
  net of deferred income tax
  expense of $16.4                                         30.4                                       30.4
												  ---------
Comprehensive income                                                                                  78.5
Net issuance of treasury
  stock (178,510 shares)                                                  (0.2)         2.3            2.1
-------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2003             $  9.0       $ 21.1       $276.6       $  984.6     $ (152.0)      $1,139.3
=============================================================================================================

Balance
January 1, 2004                $  9.0       $    -       $254.7       $1,033.4     $ (151.3)      $1,145.8

Net income                                                                71.5                        71.5
Change in unrealized gain,
  net of deferred income tax
  expense of $7.1                                          11.1                                       11.1
Change in minimum pension
  liability, net of deferred
  income tax benefit of $8.9                               16.4                                       16.4
												  ---------
Comprehensive income                                                                                  99.0
Issuance of restricted stock
  (57,284 shares)                                                         (0.6)         0.8            0.2
Net issuance of treasury
  stock (865,313 shares)                                                   0.4         10.7           11.1
-------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2004             $  9.0       $    -       $282.2       $1,104.7     $ (139.8)      $1,256.1
=============================================================================================================

Accompanying notes are an integral part of these financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 62-75 of the Corporation's 2003 Form 10-K.

		     Ohio Casualty Corporation and Subsidiaries
		       CONSOLIDATED STATEMENTS OF CASH FLOWS

									   Nine Months
									Ended September 30,
(Dollars in millions) (Unaudited)                                      2004            2003
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operations
      Net income                                                    $    71.5         $  48.1
      Adjustments to reconcile net income to
      cash from operations:
	 Changes in:
	    Insurance reserves                                          165.1           172.5
	    Reinsurance treaty funds held                                31.0            13.4
	    Income taxes                                                (11.7)           19.5
	    Premiums and other receivables                              (16.9)          (37.5)
	    Deferred policy acquisition costs                            (0.7)            6.3
	    Reinsurance recoverable                                     (75.6)          (98.9)
	    Other assets                                                 (6.4)           (0.2)
	    Other liabilities                                            (0.4)            1.8
	 Amortization and write-down of agent relationships              16.5            15.4
	 Depreciation and amortization                                   16.8            15.3
	 Investment gains                                                (2.6)          (32.0)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               186.6           123.7
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                             (1,285.3)         (906.6)
      Fixed maturity, held-to-maturity                                   (1.7)           (6.8)
      Equity                                                            (12.3)           (6.0)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                                957.7           687.2
      Equity                                                             12.7            35.6
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                                 81.7            72.2
      Fixed maturity, held-to-maturity                                   38.2            14.8
      Equity                                                              3.3            11.8
   Property and equipment:
      Purchases                                                          (3.7)           (6.6)
      Sales                                                               0.3             1.5
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (209.1)         (102.9)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Payments                                                           (0.5)           (0.4)
      Proceeds from the issuance of senior notes                        199.3               -
      Payments of issuance costs                                         (1.3)              -
   Proceeds from exercise of stock options                               10.4             1.8
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               207.9             1.4
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                               185.4            22.2
Cash and short-term investments, beginning of period                     56.9            62.2
-------------------------------------------------------------------------------------------------
Cash and short-term investments, end of period                      $   242.3         $  84.4
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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of September 30, 2004 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows all for the three and nine months ended September 30, 2004 and 2003, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results of operations for the full year.

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

NOTE II - STOCK OPTIONS

The Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted Financial Accounting Standard Board (FASB) 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

					   Three Months Ended      Nine Months Ended
					       September 30           September 30
($ in millions)                            2004          2003      2004         2003
-------------------------------------------------------------------------------------
Net income
  As reported                             $19.6         $17.2     $71.5        $48.1
  Add:  Stock-based employee
    compensation reported in net
    income, net of related tax effect       0.1             -       0.2          0.1
  Deduct:  Total stock-based employee
    compensation, net of related tax
    effects                                 1.7           1.6       4.5          4.5
					  -----         -----     -----        -----
  Pro forma                               $18.0         $15.6     $67.2        $43.7
Basic EPS
  As reported                             $0.32         $0.28     $1.17        $0.79
  Pro Forma                               $0.30         $0.26     $1.10        $0.72
Diluted EPS
  As reported                             $0.31         $0.28     $1.14        $0.79
  Pro Forma                               $0.29         $0.25     $1.08        $0.71
=====================================================================================

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

					Three Months Ended    Nine Months Ended
					   September 30         September 30
(in millions, except per share data)      2004      2003       2004      2003
-------------------------------------------------------------------------------
Net income                               $19.6     $17.2      $71.5     $48.1

Weighted average common shares
  outstanding - basic (thousands)       61,627    60,890     61,347    60,818

Income before cumulative effect of
  an accounting change                   $0.32     $0.28      $1.20     $0.79

Cumulative effect of an accounting
  change                                     -         -     $(0.03)        -

Basic net income per weighted
  average share                          $0.32     $0.28      $1.17     $0.79
===============================================================================

Weighted average common shares
  outstanding (thousands)               61,627    60,890     61,347    60,818

Effect of dilutive securities
  (thousands)                            1,154       524      1,116       363
-------------------------------------------------------------------------------f

Weighted average common shares
  outstanding - diluted (thousands)     62,781    61,414     62,463    61,181

Income before cumulative effect of
  an accounting change                   $0.31     $0.28      $1.17     $0.79

Cumulative effect of an accounting
  change                                     -         -     $(0.03)        -

Diluted net income per weighted
  average share                          $0.31     $0.28      $1.14     $0.79
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

		       Nine Months Ended September 30
			       ($ in millions)

Commercial Lines Segment                       2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $635.8                $611.9
  % Change                                      3.9%                  5.5%
Net premiums earned                           601.9                 578.8
  % Change                                      4.0%                  8.1%
Underwriting loss (before tax)                (13.7)                (70.4)

Specialty Lines Segment                        2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $102.6                $124.5
  % Change                                    (17.6)%                (6.2)%
Net premiums earned                           114.5                 120.6
  % Change                                     (5.1)%                 8.4%
Underwriting gain (before tax)                  8.4                  18.8


Personal Lines Segment                         2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $373.0                $364.0
  % Change                                      2.5%                 (6.2)%
Net premiums earned                           368.4                 361.6
  % Change                                      1.9%                (17.7)%
Underwriting gain/(loss) (before tax)           2.1                 (31.4)


Total Property & Casualty                      2004                  2003
--------------------------------------------------------------------------
Net premiums written                       $1,111.4              $1,100.4
  % Change                                      1.0%                  0.0%
Net premiums earned                         1,084.8               1,061.0
  % Change                                      2.3%                 (2.0)%
Underwriting loss (before tax)                 (3.2)                (83.0)


All Other                                      2004                  2003
--------------------------------------------------------------------------
Revenues                                     $  6.3                $  4.7
Write-down and amortization of
  agent relationships                         (16.5)                (15.4)
Other expenses                                (14.3)                 (8.8)
--------------------------------------------------------------------------
Net loss before income taxes                 $(24.5)               $(19.5)


Reconciliation of Revenues                     2004                  2003
--------------------------------------------------------------------------
Net premiums earned for
  reportable segments                      $1,084.8              $1,061.0
Net investment income                         139.4                 152.5
Realized gains/(losses), net                   (0.6)                 27.7
--------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                         1,223.6               1,241.2
Property and casualty statutory to
  GAAP adjustment                               1.8                   2.6
--------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                              1,225.4               1,243.8
Other segment revenues                          6.3                   4.7
--------------------------------------------------------------------------
Total revenues                             $1,231.7              $1,248.5
==========================================================================

Reconciliation of Underwriting
Loss (before tax)                             2004                   2003
--------------------------------------------------------------------------
Property and casualty underwriting
  loss (before tax) (Statutory basis)        $(3.2)                $(83.0)
Statutory to GAAP adjustment                  (8.6)                  (7.5)
--------------------------------------------------------------------------
Property and casualty underwriting
  loss (before tax) (GAAP basis)             (11.8)                 (90.5)
Net investment income                        144.0                  155.6
Realized gains, net                            2.6                   32.0
Write-down and amortization of
  agent relationships                        (16.5)                 (15.4)
Other expenses                               (14.3)                  (8.8)
--------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of an
  accounting change                         $104.0                 $ 72.9
==========================================================================

			Three Months Ended September 30
			       ($ in millions)

Commercial Lines Segment                       2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $203.3                $196.8
  % Change                                      3.3%                  8.8%
Net premiums earned                           201.7                 197.6
  % Change                                      2.0%                  8.7%
Underwriting loss (before tax)                 (3.3)                (14.7)


Specialty Lines Segment                        2004                  2003
--------------------------------------------------------------------------
Net premiums written                          $28.7                $ 48.4
  % Change                                    (40.7)%                 1.0%
Net premiums earned                            32.0                  41.6
  % Change                                    (23.1)%                (2.6)%
Underwriting gain/(loss) (before tax)          (0.9)                  4.7


Personal Lines Segment                         2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $128.7                $127.1
  % Change                                      1.3%                  4.3%
Net premiums earned                           122.8                 121.2
  % Change                                      1.3%                 (8.4)%
Underwriting gain/(loss) (before tax)           4.8                 (10.9)


Total Property & Casualty                      2004                  2003
--------------------------------------------------------------------------
Net premiums written                         $360.7                $372.3
  % Change                                     (3.1)%                 6.2%
Net premiums earned                           356.5                 360.4
  % Change                                     (1.1)%                 1.0%
Underwriting gain/(loss) (before tax)           0.6                 (20.9)


All Other                                      2004                  2003
--------------------------------------------------------------------------
Revenues                                      $ 2.6                 $ 2.3
Write-down and amortization of
  agent relationships                          (5.0)                 (2.9)
Other expenses                                 (7.5)                 (2.9)
--------------------------------------------------------------------------
Net loss before income taxes                  $(9.9)                $(3.5)


Reconciliation of Revenues                     2004                  2003
--------------------------------------------------------------------------
Net premiums earned for
  reportable segments                        $356.5                $360.4
Net investment income                          42.2                  50.4
Realized gains/(losses), net                   (4.3)                  3.3
--------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                           394.4                 414.1
Property and casualty statutory to
  GAAP adjustment                               0.4                   0.9
--------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                394.8                 415.0
Other segment revenues                          2.6                   2.3
--------------------------------------------------------------------------
Total revenues                               $397.4                $417.3


Reconciliation of Underwriting
Loss (before tax)                             2004                   2003
--------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax)
  (Statutory basis)                          $ 0.6                 $(20.9)
Statutory to GAAP adjustment                  (1.6)                  (4.3)
--------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax) (GAAP basis)       (1.0)                 (25.2)
Net investment income                         44.9                   51.0
Realized gains/(losses), net                  (4.3)                   5.9
Write-down and amortization of
  agent relationships                         (5.0)                  (2.9)
Other expenses                                (7.5)                  (2.9)
--------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of an accounting
  change                                     $27.1                 $ 25.9
==========================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $3.3 and $1.1 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the asset was written down before tax by $11.3 and $9.8, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 20 years. At September 30, 2004 and December 31, 2003, the unamortized carrying value of the agent relationships asset is $126.1 and $142.6, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future cash flows of the asset exceed the carrying value. The expected future cash flows are determined using various assumptions and estimates, changes in these assumptions could result in an impairment of the asset and a corresponding charge to net income. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheet were $54.5 and $10.4 at September 30, 2004 and $52.0 and $7.2 at December 31, 2003, respectively.

NOTE VII - DEBT
In June 2004, the Corporation completed a $200.0 offering of 7.3% Senior Notes due June 15, 2014. The net proceeds from the offering after issuance-related fees and discount were $198.0. The Corporation intends to use the net proceeds of $198.0 from the issuance of the Senior Notes to repay the $201.3 aggregate principal amount of the Corporation's 5.00% Convertible Notes due March 19, 2022, which the Corporation has the option to redeem, in whole or in part, after March 22, 2005. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share and earnings dilution. Until the funds are needed for such purposes, the Corporation has invested the net proceeds in short term marketable securities. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

The Convertible and Senior Notes are reported on the consolidated balance sheet net of unamortized issuance-related costs and discount of $9.3 ($6.8 related to the Convertible Notes and $2.5 related to the Senior Notes) and $6.9 (all related to the Convertible Notes) at September 30, 2004 and December 31, 2003, respectively. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of discount.

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

The impact of the Convertible Notes on earnings per share is based on the "if-converted" method and is contingent upon whether the criteria for conversion have been met. As of September 30, 2004, none of the conversion criteria had been met, and no adjustment to diluted outstanding shares was required. See Note X, Recently Issued Accounting Standards, for further discussion of the potential effect of Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share."

After March 22, 2005, the Corporation has the option to redeem all or a portion of the outstanding Convertible Notes at the following redemption prices, expressed as percentages of the principal amount of the Convertible
Notes:

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

On July 31, 2002, the Corporation entered into a revolving credit agreement. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement with a remaining unamortized balance at September 30, 2004 and December 31, 2003 of $0.1 and $0.2, respectively. In addition, the Corporation is obligated to pay agency and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The credit facility agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $650.0. The credit agreement will expire on March 15, 2005 and management is currently evaluating its alternatives related to this agreement. Additionally, other financial covenants and customary provisions, as defined in the agreement, exist. At September 30, 2004, the Corporation was in compliance with all financial covenants and provisions. The outstanding loan amount of the revolving line of credit was zero at September 30, 2004 and December 31, 2003.

In addition to the debt described above, the Corporation has a $6.5 low interest loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of September 30, 2004 and December 31, 2003, the loan bears a fixed interest rate of 2%, increasing to the maximum rate of 3% in December 2004. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at September 30, 2004 and December 31, 2003 was $3.4 and $3.9, respectively.

Interest expense incurred for the nine month period ending September 30, 2004 and 2003 was $11.4 and $7.6, respectively. Interest expense incurred for the three month period ending September 30, 2004 and 2003 was $6.2 and $2.5, respectively. The increase in interest expense incurred in the three month period ending September 30, 2004 is related to the issuance of the Senior Notes in June 2004.

NOTE VIII - CONTINGENCIES
In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the periods of March 2002 through December 2004. If this criteria is not met, OCNJ will have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data provided by Proformance, the Group has paid $6.8 to Proformance in settlement of this obligation through the year ended December 31, 2003. At September 30, 2004, the Group has an additional $3.2 accrued in the consolidated financial statements for any possible additional liability that may be incurred based upon the final liability calculation using Proformance's 2004 results.

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

NOTE IX - EMPLOYEE BENEFITS
The Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of September 30 is determined as follows:

					  Three Months Ended      Nine Months Ended
					     September 30            September 30
(in millions)                              2004        2003       2004          2003
-------------------------------------------------------------------------------------
Service cost earned during the period     $ 1.9       $ 1.8     $  5.9        $  5.4
Interest cost on projected benefit
  obligation                                4.1         4.6       12.7          13.8
Expected return on plan assets             (5.4)       (5.4)     (16.1)        (16.2)
Amortization of accumulated losses          0.6           -        2.0             -
Amortization of unrecognized prior
  service cost                             (0.6)          -       (1.3)          0.1
Curtailment cost                              -           -        0.1             -
--------------------------------------------------------------------------------------
Net periodic pension cost                 $ 0.6       $ 1.0     $  3.3        $  3.1
======================================================================================

The Corporation contributed approximately $7.5 in the first quarter of 2004 to the defined benefit retirement plan.

In March 2004, the Corporation announced changes to the defined benefit retirement plan which were effective June 30, 2004, which freezes accrued benefits under the plan's current formula and incorporates a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first nine months of 2004, the Corporation recognized a curtailment charge of $0.1.

The components of the Corporation's net periodic postretirement benefit cost as of September 30:

					  Three Months Ended      Nine Months Ended
					     September 30            September 30
(in millions)                              2004        2003       2004          2003
-------------------------------------------------------------------------------------
Service cost                               $  -        $0.7      $ 0.7          $2.1
Interest cost                               0.9         1.8        3.2           5.5
Amortization of accumulated losses            -         0.1        0.2           0.1
Amortization of unrecognized prior
  service cost                             (1.5)          -       (3.5)          0.1
Curtailment cost                              -           -        0.1             -
-------------------------------------------------------------------------------------
Net periodic postretirement benefit
  cost                                    $(0.6)       $2.6      $ 0.7          $7.8
=====================================================================================

In March 2004, the Corporation announced changes related to the postretirement health care plan effective July 1, 2004 that limits eligibility for subsidized retiree medical and dental coverage to then current retirees and employees with 25 or more years of service. Other employees are eligible for access to unsubsidized retiree dental coverage and medical coverage up to age 65. As a result of these changes and staff reductions announced in the first nine months of 2004, the Corporation recognized a curtailment charge of $0.1.

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2004, the FASB finalized EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". The EITF is effective for financial periods ending after December 15, 2004. Under the new rules, the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible security to be counted as outstanding under the "if-converted" method. Under certain circumstances, the Corporation's Convertible Notes can be converted into common stock of approximately 8.9 million shares. Unless the Corporation modifies the existing Convertible Notes prior to year-end, the Corporation's 2004 financial statements will reflect the new accounting treatment and all prior period earnings per share amounts will be restated, as required, to reflect the provisions of this EITF.

In October 2004, the FASB finalized FASB 123R, "Share-Based Payment," effective for public companies for interim and annual periods beginning after June 15, 2005. The FASB requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of FASB 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Corporation is currently evaluating the impact, the implementation strategy and the related timing of implementation of FASB 123R on the consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the company. The Corporation has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Corporation's overall results of operations or
financial position at September 30, 2004.   However, as currently written,
the consensus could have a significant impact on future results.   The
Corporation will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

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

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $71.5, or $1.14 per share for the nine months ending September 30, 2004, compared with $48.1, or $0.79 per share in the same period of 2003. For the three months ended September 30, 2004, net income was $19.6, or $0.31 per share, compared with net income of $17.2, or $0.28 per share in the comparable period of 2003.

Investment Results

For the nine months ended September 30, 2004 and 2003, consolidated before-tax net investment income was $144.0 ($98.8 after tax) and $155.6 ($101.5 after tax) and net realized gains were $2.6 and $32.0, respectively. The effective tax rate on investment income for the nine months of 2004 was 31.4%, compared with 34.8% for the same period of 2003. Before-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax-exempt investment income. In 2004, as underwriting profitability has improved, management has and plans to continue to invest more funds into tax-exempt securities to maximize after-tax income. This change in investment strategy will result in the Corporation's before-tax investment income declining when compared to prior periods when the strategy was to invest in taxable securities. Conversely, or as a result of this strategy, the Corporation's effective tax rate on investment income will be lower when compared to these prior periods.

For the three months ended September 30, 2004 and 2003 consolidated before-tax investment income was $44.9 ($31.4 after tax) and $51.0 ($32.9 after tax) and net realized gains/(losses) were $(4.3) and $5.9, respectively. The investment income effective tax rate for the third quarter of 2004 was 30.0%, compared with 35.4% in the third quarter of 2003.

The Corporation and the Group did not realize any material losses on any securities sold during the third quarter of 2004 and 2003 or for the nine months ended September 30, 2004 and 2003. Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

					  Three Months Ended      Nine Months Ended
					     September 30            September 30
($ in millions)                            2004         2003       2004          2003
-------------------------------------------------------------------------------------
Operating income                          $22.4        $13.4      $71.4         $27.3
After-tax net realized gains/(losses)      (2.8)         3.8        1.7          20.8
Cumulative effect of accounting change        -            -       (1.6)            -
-------------------------------------------------------------------------------------
Net income                                $19.6        $17.2      $71.5         $48.1
=====================================================================================

Operating income per
   share - diluted                        $0.36        $0.22      $1.14         $0.45
After-tax net realized gains/(losses)
 per share - diluted                      (0.05)        0.06       0.03          0.34
Cumulative effect of accounting change
   per share - diluted                        -            -      (0.03)            -
-------------------------------------------------------------------------------------
Net income per share - diluted            $0.31        $0.28      $1.14         $0.79
=====================================================================================

Invested assets comprise a majority of the consolidated assets.
Consequently, accounting policies related to investments are critical. See further discussion of investment accounting policies in the "Critical Accounting Policies" section on pages 23 and 24 of the Corporation's 2003 Form 10-K. Investments are continually evaluated based on current economic conditions, credit loss experience and other developments. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. The before tax impairment charge recorded in the third quarter of 2004 and 2003 was $2.3 and $2.0, respectively, and $7.5 and $11.4 for the nine months ended September 30, 2004 and 2003, respectively.

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

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of September 30, 2004:

Available-for-sale with unrealized losses:
(in millions)                   Less than 12 months  12 months or longer        Total
				-------------------  -------------------   -----------------
				 Fair   Unrealized    Fair   Unrealized    Fair   Unrealized
				 Value    Losses      Value    Losses      Value    Losses
				 ------------------  -------------------   -----------------
Securities:
  States, municipalities and
    political subdivisions       $103.8   $(0.5)     $   -    $   -       $103.8    $(0.5)
  Corporate securities            110.9    (1.4)      20.9     (0.6)       131.8     (2.0)
  Mortgage-backed
    securities                    177.8    (3.8)      33.0     (2.1)       210.8     (5.9)
-------------------------------------------------------------------------------------------
Total fixed maturities            392.5    (5.7)      53.9     (2.7)       446.4     (8.4)
Equity securities                   4.4    (0.4)       1.5     (0.2)         5.9     (0.6)
-------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                     $396.9   $(6.1)     $55.4    $(2.9)      $452.3    $(9.0)
===========================================================================================

Held-to-maturity with unrealized losses:
(in millions)                   Less than 12 months  12 months or longer        Total
				-------------------  -------------------   -----------------
				 Fair   Unrealized    Fair   Unrealized    Fair   Unrealized
				 Value    Losses      Value    Losses      Value    Losses
				 ------------------  -------------------   -----------------
Securities:
  Corporate securities          $ 82.0    $(0.9)      $  -     $   -      $ 82.0    $(0.9)
  Mortgage-backed
    securities                    38.4     (0.4)       9.9      (0.1)       48.3     (0.5)
--------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                    $120.4    $(1.3)      $9.9     $(0.1)     $130.3    $(1.4)
============================================================================================

As part of the evaluation of the entire $10.4 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at September 30, 2004. In the tables above, there are approximately 150 securities represented. Of this total, 14 securities have unrealized loss positions greater than 5% of their market values at September 30, 2004, with none exceeding 20%. This group represents $3.8, or 36.5% of the total unrealized loss position. Of this group, 6 securities, representing approximately $1.6 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining 8 securities, which have been in an unrealized loss position for longer than twelve months and total $2.2, management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

All securities are monitored by portfolio managers who consider many factors such as an issuer's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss being recognized in the then current consolidated statement of income.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at September 30, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale:                   Amortized      Estimated    Unrealized
(in millions)                              Cost     Fair Value          Loss
-----------------------------------------------------------------------------
Due after one year through five years    $ 29.9         $ 29.8         $(0.1)
Due after five years through ten years    137.8          136.0          (1.8)
Due after ten years                       287.1          280.6          (6.5)
-----------------------------------------------------------------------------
   Total                                 $454.8         $446.4         $(8.4)
=============================================================================

Held-to-maturity:                     Amortized      Estimated    Unrealized
(in millions)                              Cost     Fair Value          Loss
-----------------------------------------------------------------------------
Due after one year through five years    $ 15.2         $ 15.1         $(0.1)
Due after five years through ten years     49.0           48.6          (0.4)
Due after ten years                        67.5           66.6          (0.9)
-----------------------------------------------------------------------------
   Total                                 $131.7         $130.3         $(1.4)
=============================================================================

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the third quarter of 2004, the before tax agent relationship impairment charge was $3.3 compared to $1.1 for the third quarter 2003. For the nine months ended September 30, 2004 and 2003, the before tax agent relationship impairment charge was $11.3 and $9.8, respectively. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining asset book value of $126.1 recorded at September 30, 2004. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of 20 years for this asset.

Statutory Results

Management uses statutory financial criteria to analyze the Group's property and casualty results of operations and insurance industry regulators require the Group to report statutory financial measures. Management analyzes statutory results of operations through the use of insurance industry financial measures including statutory loss and loss adjustment expense (LAE) ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15 pages 73 and 74 of the Corporation's Form 10-K for the year ended December 31, 2003.

At September 30, 2004 and December 31, 2003, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $931.1 and $867.6, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of September 30, 2004 was 1.6 to 1.0 compared to 1.7 to 1.0 at December 31, 2003.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes property and casualty premium on a gross and net basis compared with the same period of the prior year:

			 Three months ended September 30,     Nine months ended September 30,
($ in millions)             2004       2003     % Chg           2004       2003     % Chg
Gross Premiums Written      ----       ----     -----           ----       ----     -----
----------------------
Commercial Lines          $210.5     $202.9      3.7%       $  656.8   $  636.1      3.3%
Specialty Lines             65.5       75.9    (13.7)%         194.1      204.5     (5.1)%
Personal Lines             130.7      130.0      0.5%          377.2      372.9      1.2%
			  ------     ------                 --------   --------
All Lines                 $406.7     $408.8     (0.5)%      $1,228.1   $1,213.5      1.2%
			  ======     ======                 ========   ========

			 Three months ended September 30,     Nine months ended September 30,
($ in millions)             2004       2003     % Chg           2004       2003     % Chg
Net Premiums Written        ----       ----     -----           ----       ----     -----
--------------------
Commercial Lines          $203.3     $196.8      3.3%       $  635.8   $  611.9      3.9%
Specialty Lines             28.7       48.4    (40.7)%         102.6      124.5    (17.6)%
Personal Lines             128.7      127.1      1.3%          373.0      364.0      2.5%
			  ------     ------                 --------   --------
All Lines                 $360.7     $372.3     (3.1)%      $1,111.4   $1,100.4      1.0%
			  ======     ======                 ========   ========

Gross and net premiums written for the Commercial and Personal Lines segments were favorably impacted by rate and/or renewal price increases, along with improving policy renewal rates. These increases were partially offset by a decline in overall new business premium production. Specialty Lines gross and net premiums written declined, a result of increased reinsurance rates and an increased accrual for ceded premium of $6.1 on a commercial umbrella product line reinsurance treaty for the years 1999 through 2001.

Commercial Lines renewal price increases averaged 2.9% in the third quarter 2004 compared to 10.1% in the third quarter 2003, while renewal price increases averaged 5.3% compared to 11.8% for the first nine months of 2004 and 2003, respectively. The decrease in the renewal price increase period over period is the result of a broad market trend indicating that competitive pricing pressure is increasing. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

As mentioned above, the Specialty Lines net premiums written declined as a result of increased reinsurance rates on commercial umbrella business, partially offset by growth in the fidelity and surety product line in both the third quarter and first nine months of 2004. Higher reinsurance rates are the result of an increase in ceded loss activity related primarily to the commercial umbrella product line over the last couple of years and an industry wide increase in reinsurance loss trends. Commercial umbrella, the largest Specialty Lines product, recognized a 5.6% average renewal price increase for the third quarter 2004 compared to 15.7% in the same period in 2003. For the nine months ended September 30, 2004, commercial umbrella recognized a 7.9% average renewal price increase compared to 19.5% for the same period of 2003.

All Lines Discussion
The following table provides key financial measures for All Lines:

				    Three Months Ended         Nine Months Ended
				       September 30               September 30
				    2004          2003         2004         2003
All Lines ($ in millions)           ----          ----         ----         ----
-------------------------
Loss ratio                          57.6%         61.1%        55.6%        60.5%
Loss adjustment expense ratio       10.7%         10.9%        10.4%        12.1%
Underwriting expense ratio          31.1%         32.7%        33.5%        34.0%
				   ------        ------       ------       ------
Combined ratio                      99.4%        104.7%        99.5%       106.6%
				   ======        ======       ======       ======

The improved loss and LAE ratios for both 2004 periods presented are the result of reduced claim frequency, a decline in large losses (losses greater than $250,000 per loss), improved pricing levels and favorable prior year reserve development, as reflected below.

During the third quarter, underwriting and loss adjustment expenses were impacted by $0.9 in severance and other related costs. The underwriting expense ratio was also impacted by an additional $1.0 accrual related to the 2001 sale of New Jersey private passenger auto renewal rights to Proformance
Insurance Company (Proformance).   For the first nine months of 2004,
underwriting and loss adjustment expenses were impacted by $10.0 in severance and other related restructuring costs primarily associated with the Cost Structure Efficiency (CSE) Initiative discussed below, offset by a statutory pension curtailment gain of $11.2. In addition, the underwriting expense ratio for the first nine months of 2004 also includes a $10.0 charge related to the Proformance transaction.

The CSE Initiative is designed to improve productivity and customer service, while lowering operating costs by implementing operating efficiencies and/or technology advances to streamline workflow. As a result of the CSE Initiative, the Group reduced staff by approximately 470 positions during the first nine months of 2004. Efficiencies implemented to date are projected to reduce operating expenses by $5.0 in 2004, net of severance and related costs, with projected annualized savings of $25.5 in 2005.

The loss and LAE ratio, which measures losses and LAE as a percentage of net earned premiums, was positively impacted in the third quarter and first nine months of 2004 by adjustments to estimated losses related to prior years' business. The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

					<Three Months              Nine Months
				     Ended September 30       Ended September 30
($ in millions)                        2004       2003          2004       2003
---------------                        ----       ----          ----       ----
Statutory net liabilities,
  beginning of period                $2,168.8   $2,102.9      $2,128.9   $2,078.7
Increase/(decrease) in
  provision for prior accident
  year claims                           $(3.1)      $5.2        $(15.8)      $9.7
Increase/(decrease) in
  provision for prior accident
  year claims as % of premiums
   earned                                (0.9)%      1.4%         (1.5)%      0.9%

In addition to the reasons stated above, the LAE ratio was also favorably impacted by lower paid expenses as a result of more effective management of claims litigation expenses and other expense management initiatives.

Catastrophe losses impacted the third quarter 2004 combined ratio by 6.4 points, an increase of 1.9 points from the third quarter of 2003 and impacted the first nine months of 2004 by 3.5 points, a decrease of 0.4 points over the same period in 2003. The effect of future catastrophes on the Corporation's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results of operations, reinsurance pricing and availability of reinsurance. During the third quarter of 2004, there were eight catastrophes with the largest catastrophe generating $8.0 in incurred losses as compared with nine catastrophes in the third quarter of 2003 with the largest catastrophe generating $9.4 in incurred losses. For additional disclosure of catastrophe losses, refer to
Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on pages 71 and 72 of the Corporation's 2003 Form 10-K.

The table below summarizes the variance in the underwriting expense ratio for the third quarter 2003 compared to the third quarter 2004:
					   Underwriting expense ratio variance
					   -----------------------------------
Underwriting expense ratio - third
  quarter 2003                                              32.7%
Increase in commissions                                      1.2%
Non-recurring reduction in assessments,
  fees and premium taxes                                    (2.0)%
Reduction in personnel related expenses                     (0.9)%
Contingent liability to Proformance                          0.3%
Impact of all other underwriting expense
  ratio items                                               (0.2)%
							   -------
Underwriting expense ratio - third
  quarter 2004                                              31.1%
							   =======

The expense ratio was favorably impacted by reduced staff costs related to the CSE Initiative and non-recurring reductions in assessments, fees and premium taxes. Offsetting these favorable impacts were severance and related costs, the additional Proformance liability described above and an increase in agent contingent commissions which resulted from the improvement in the loss ratio.

Statutory amortization expense related to the capitalization of application development costs of $1.6 and $1.4 for the third quarter of 2004 and 2003, respectively and $4.7 and $3.7 for the nine months ended September 30, 2004 and 2003, respectively, was recorded in underwriting expenses. This expense relates to the rollout of P.A.R.I.S.sm, a new internally developed software for policy administration and rating. On a statutory accounting basis, the new application is being amortized over a five-year period (compared to a ten-year period under GAAP) in accordance with statutory accounting principles. The rollout has been substantially completed for the Commercial Lines segment. During 2003, the Group began capitalizing application development costs associated with the Personal Lines segment, which is expected to begin rollout in 2005. The Specialty Lines segment is anticipated to rollout beginning in 2005. The Group is also developing P.A.R.I.S.sm XP, an internally developed software application which will enable agents to directly issue policies on the Group's behalf. Development costs for this software are expensed as incurred as this development effort is considered an enhancement to the underlying P.A.R.I.S.sm policy administration and rating software.

The employee count continues to decline as a result of the CSE Initiative. As of September 30, 2004, the employee count was 2,206, compared with 2,669 at December 31, 2003 and 2,757 at September 30, 2003.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial, Specialty and Personal Lines. The Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:

				       Three Months Ended       Nine Months Ended
					  September 30             September 30
				       2004          2003       2004         2003
Commercial Lines Segment               ----          ----       ----         ----
($ in millions)
------------------------
Loss ratio                             57.8%         60.2%      54.5%        61.6%
Loss adjustment expense ratio          12.0%         11.1%      12.1%        12.4%
Underwriting expense ratio             31.6%         36.3%      33.8%        36.1%
				      ------        ------     ------       ------
Combined ratio                        101.4%        107.6%     100.4%       110.1%
				      ======        ======     ======       ======

Specialty Lines Segment
($ in millions)
Loss ratio                             47.2%         35.3%      43.9%        26.7%
Loss adjustment expense ratio           7.0%          8.0%       4.4%        12.9%
Underwriting expense ratio             54.4%         38.9%      49.5%        43.4%
				      ------         -----      -----        -----
Combined ratio                        108.6%         82.2%      97.8%        83.0%
				      ======         =====      =====        =====

Personal Lines Segment
($ in millions)
Loss ratio                             60.1%         71.3%      61.1%        70.0%
Loss adjustment expense ratio           9.5%         11.7%       9.6%       11.3%
Underwriting expense ratio             25.3%         24.8%      28.4%       27.1%
				       -----        ------      -----      ------
Combined ratio                         94.9%        107.8%      99.1%      108.4%
				       =====        ======      =====      ======

Commercial Lines Segment

The 2004 combined ratio, for both the three month and nine month periods presented, improved due to a significantly lower loss ratio as a result of lower claim frequency, including lower large losses and favorable development on prior year reserves. The loss ratio improvement also represents the result of progress made over the past several years to improve price adequacy and to underwrite a more profitable book of business. The third quarter 2004 Commercial Lines loss ratio included 7.7 points related to catastrophe losses compared to 3.2 points in the third quarter of 2003. In both the nine month periods of 2004 and 2003, the Commercial Lines loss ratio was impacted by 3.1 points related to catastrophe losses. In addition, the Commercial Lines loss and LAE ratios were favorably impacted by prior year development of 1.7 points in third quarter 2004 compared to adverse prior year development of
1.9 points in third quarter 2003. For the nine months of 2004, Commercial Lines loss and LAE ratios were favorably impacted by prior year development of 2.0 points compared to adverse development of 2.4 points for the same period in 2003. The Group continues to focus on improving and returning to profitability the general liability and workers' compensation product lines. The Group has restricted writings in states where the workers' compensation product line has historically been unprofitable and is focused on growing this product line in profitable states.

Specialty Lines Segment

Higher reinsurance rates, which reduces net premiums, in the commercial umbrella product line, along with the $6.1 ceded premium accrual increase for years 1999 through 2001, have put upward pressure on both the loss and underwriting expense ratios. Specifically, the loss ratio increased
11.9 points and 17.2 points and the underwriting expense ratio increased 15.5 points and 6.1 points for the third quarter and for the nine months ended September 30, 2004, respectively. This adverse impact discussed above in the commerical umbrella product line was partially offset in both the third quarter and the nine months of 2004 by favorable prior year reserve development, which lowered the loss and LAE ratios by 6.9 points and 6.5 points. For the comparable periods in 2003, the favorable prior year reserve development lowered the loss and LAE ratios by 4.6 points and 10.0 points, respectively.


Personal Lines Segment

The improvement in the third quarter 2004 combined ratio was driven by favorable claim frequency trends, increased pricing and improved underwriting (i.e. increasing deductibles on homeowner's policies). Adverse prior year development added 2.1 and 2.8 points to the loss and LAE ratios for Personal Lines for the third quarter 2004 and 2003, respectively. For the nine months of 2004 and 2003, adverse prior year development increased the Personal Lines loss and LAE ratios by 1.0 point and 2.1 points, respectively. The third quarter and nine-month 2004 underwriting expense ratio was adversely impacted by the surplus guarantee contingency related to the Proformance transaction of $1.0 and $10.0, respectively, of which $6.8 has been paid. The third quarter 2004 Personal Lines loss ratio included 6.3 points related to catastrophe losses compared to 8.2 points in the third quarter of 2003. During the nine months of 2004, the Personal Lines loss ratio was impacted by
5.2 points related to catastrophe losses compared to 6.5 points during the same period in 2003.

Statutory Earned Premium and Combined Ratios
								 Combined Ratios
				    Earned       ----------------------------------------------------
				    Premium      Calendar Year   Accident Year
				  Year to Date   Year to Date    Year to Date    Calendar    Accident
(By operating segment, including    Sept 30,        Sept 30,        Sept 30,       Year        Year
selected major product lines)         2004            2004          2004(a)        2003       2003(a)
-----------------------------------------------------------------------------------------------------
Commercial Lines                  $  601.9           100.4%         102.4%        112.3%      104.2%
  Workers' compensation               99.7           114.3%         111.5%        123.0%      112.5%
  Commercial auto                    171.6            94.0%          99.2%        105.5%      102.9%
  General liability                   64.6           101.0%         104.2%        122.6%      109.7%
  CMP, fire & inland marine          266.0            99.1%         100.6%        109.7%      100.3%

Specialty Lines                      114.5            97.8%         104.3%         77.2%       88.2%
  Commercial umbrella                 81.5           104.5%         109.6%         80.5%       92.2%
  Fidelity & surety                   33.0            77.8%          87.7%         68.1%       76.1%

Personal Lines                       368.4            99.1%          98.0%        105.6%      101.5%
  Personal auto, incl. personal
    umbrella                         224.5           103.8%         102.2%        107.0%      102.9%
  Personal property                  143.9            91.8%          91.6%        103.3%       99.1%
-----------------------------------------------------------------------------------------------------
    Total All Lines               $1,084.8            99.5%         101.0%        106.1%      101.5%
=====================================================================================================

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is September 30, 2004. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND FINANCIAL STRENGTH

Investments

At September 30, 2004, the available-for-sale fixed maturity portfolio had a market value of $3.3 billion, 97.2% ($3.2 billion) of which was invested in investment grade securities. The balance of this portfolio includes non-investment grade and non-rated securities that had a fair value of $93.4. This compares to a fair value of $98.7, which was 3.3% of the available-for-sale fixed maturity portfolio at December 31, 2003. The held-to-maturity fixed maturity portfolio is accounted for at amortized cost, which was $316.4 and $356.1 at September 30, 2004 and December 31, 2003 respectively, and consists entirely of investment grade securities.

Securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by Standard & Poor's Ratings Group (S&P) and Moody's Investors Service (Moody's). When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $26.9 at September 30, 2004 and $24.0 at December 31, 2003.

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

Following is a table displaying non-investment grade and non-rated available-for-sale securities in an unrealized loss position at September 30, 2004 and December 31, 2003:

			Amortized       Fair    Unrealized
(in millions)                Cost      Value          Loss
-----------------------------------------------------------
September 30, 2004          $17.2      $16.6        $(0.6)
December 31, 2003           $23.5      $22.6        $(0.9)

At September 30, 2004, the available-for-sale fixed maturity portfolio contained tax-exempt fixed maturity securities totaling $817.5 or 24.8% of the available-for-sale fixed maturity portfolio compared to $79.1 or 2.6% at December 31, 2003. In 2004, as underwriting profitability has improved, management has and plans to continue to invest more funds into tax-exempt securities. This change in investment strategy will result in the Corporation's before tax investment income declining when compared to prior periods when the strategy was to invest in taxable securities. Conversely, or as a result of this strategy, the Corporation's effective tax rate on investment income will be lower when compared to these prior periods.

The investment portfolio includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at September 30, 2004 was $325.1 compared to $318.8 at December 31, 2003.

The consolidated fixed maturity portfolio has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio is approximately 4.9 years and 4.6 years as of September 30, 2004 and December 31, 2003, respectively. The Corporation and the Group remain fully invested and do not time markets. The Corporation and the Group also have no off-balance sheet investments or arrangements as defined by section 401(a) of the Sarbanes-Oxley Act of 2002.

At September 30, 2004, the short-term portfolio was $219.7 or 5.3% of the total investment portfolio compared to $40.4 at December 31, 2003. The increase was due to the investing of the June 2004 Senior Note proceeds in short-term instruments. Short-term investments are carried at fair market value on the consolidated balance sheet. For additional information regarding Liquidity of the Corporation, please refer to the Debt section on page 25 of this Form 10-Q.

At September 30, 2004, the Group's equity portfolio, which consisted of preferred and common stock, was $352.6, or 8.4% of the total investment portfolio compared to $329.0 or 8.8% at December 31, 2003. Equity securities are carried at fair market value on the consolidated balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2004, the equity portfolio consisted of stocks in a total of 48 separate entities in 36 different industries. Of this total, 30.8% was invested in five companies and the largest single position was 7.2% of the equity portfolio. At December 31, 2003, the equity portfolio consisted of stocks in 44 separate entities in 35 different industries. Of this total, 32.3% was invested in five companies and the largest single position was 8.1% of the equity portfolio.

For further discussion of the Corporation's investments, see Item 1 pages 8 through 10 of the Corporation's Form 10-K for the year ended December 31, 2003.

Loss and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. The accounting policies related to the loss and LAE reserves are considered critical. Loss and LAE reserves are established for all incurred claims and are carried on an undiscounted basis before any credits for reinsurance recoverable. Loss and LAE reserves are adjusted upward or downward as new information is received. These reserves amounted to $2.8 billion at September 30, 2004 and $2.6 billion at December 31, 2003. As of September 30, 2004, the reserves by operating segment were as follows: $1.8 billion in Commercial Lines, $0.6 billion in Specialty Lines and $0.4 billion in Personal Lines.

Losses and LAE incurred for prior accident years were recognized during the third quarter of 2004 and 2003 based on new information received during the third quarter that resulted in a revision to prior estimates for loss and LAE reserves. Each quarter a loss reserve study is conducted using data and other information updated and available as of the end of each quarter. Based on these studies, liabilities for loss and LAE are established for the estimated ultimate costs of settling claims for insured events, for both reported claims and incurred but not reported claims.

Results for the three and nine-month periods of 2004 and 2003 were impacted by losses and LAE for prior accident years as shown in the table below:

				  Three Months Ended      Nine Months Ended
				       Sept 30                 Sept 30           Year
				   2004        2003        2004       2003       2003
				  ------------------      -----------------      ----
Prior Accident Year Loss & LAE
by Segment (in millions)
------------------------------
Commercial Lines                  $(3.5)      $ 3.7      $(12.2)    $ 14.1     $ 41.0
Specialty Lines                    (2.2)       (1.9)       (7.4)     (12.1)     (21.3)
Personal Lines                      2.6         3.4         3.8        7.7       14.4
				  ------      ------     -------    -------    -------
   All Lines Prior Accident
   Year Development               $(3.1)      $ 5.2      $(15.8)    $  9.7     $ 34.1
				  ======      ======     =======    =======    =======

Prior Accident Year Loss & LAE
by Accident Year (in millions)
------------------------------
Accident Year 2003                $(9.1)      $  -       $(31.3)    $   -      $   -
Accident Year 2002                 (2.6)       (7.3)       (8.1)     (33.5)     (39.0)
Accident Year 2001 and Prior        8.6        12.5        23.6       43.2       73.1
				  ------      ------     -------    -------    -------
   Total Prior Accident
   Year Development               $(3.1)      $ 5.2      $(15.8)    $  9.7     $ 34.1
				  ======      ======     =======    =======    =======

For the Commercial Lines operating segment, the favorable loss and LAE development for prior accident years recorded during the three month and nine month periods of 2004 was concentrated in the commercial automobile product line. Adverse loss and LAE development for Commercial Lines for the three and nine month periods of 2003 was concentrated in the commercial multiple peril and general liability product lines.

For the Specialty Lines operating segment, the favorable loss and LAE development for prior accident years recorded during the three month and nine month periods of both 2004 and 2003 was concentrated in the bond and commercial umbrella product lines.

For the Personal Lines operating segment, the adverse loss and LAE development for prior accident years recorded during the nine months of both 2004 and 2003 was concentrated in the personal auto, including personal umbrella, product line. The adverse loss and LAE development for prior accident years recorded during the three month period ending September 30, 2004 was concentrated in the homeowners product line, all of which related to losses pertaining to New Jersey underground storage tanks. The adverse loss and LAE development for prior accident years recorded during the three month period ending September 30, 2003 was concentrated in the personal auto, including personal umbrella, product line.

There is considerable uncertainty in the estimates of loss and LAE reserves for reasons such as: the external environment including coverage litigation, judicial decisions, legislative changes, claimants and jury attitudes with respect to settlements; claim frequency and severity trends; the emergence of unusual types or sizes of claims; changes in the underwriting quality of the book of business over time; and changes in claims handling which could affect the payment rate or case reserve adequacy.

Because of the inherent uncertainties in estimating the ultimate cost of claims, the ultimate loss and LAE incurred may deviate substantially from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since the conditions and events which established historical loss and LAE development and which serve as the basis for estimating ultimate claim cost may not occur in exactly the same manner, if at all.

Cash Flow

Net cash generated from operations was $186.6 for the first nine months of 2004 compared with $123.7 for the same period in 2003 resulting from a reduction in paid losses, a result of the improved loss and LAE ratios discussed above. Net cash used in investing was $209.1 in the first nine months of 2004 compared with $102.9 during the first nine months of 2003. Cash provided by financing operations was $207.9 in the first nine months of 2004 compared with $1.4 in the first nine months of 2003. In the second quarter of 2004 net proceeds of approximately $198.0 from the issuance of 7.3% Senior Notes were received and are invested in short-term marketable securities. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please refer to the following Debt section in this Form 10-Q.

Debt

In June 2004, the Corporation completed a $200.0 offering of its 7.3% Senior Notes due June 15, 2014. The net proceeds from the offering after issuance-related fees and discount was $198.0. The Corporation intends to use the net proceeds of $198.0 from the issuance of the Senior Notes to repay the $201.3 aggregate principal amount of the Corporation's 5.00% Convertible Notes due March 19, 2022, which the Corporation has the option to redeem in whole or in part after March 22, 2005. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share and earnings dilution. Until the funds are needed for such purposes, the Corporation has invested the net proceeds in short term marketable securities. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

For additional information regarding Liquidity of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on page 11 of this Form 10-Q.

At September 30, 2004, the Corporation had cash, short term and marketable fixed maturity investments totaling $331.4, which compared to $44.5 at December 31, 2003. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2004, dividend payments from the Company to the Corporation are limited to approximately $86.8 without prior approval of the Ohio Insurance Department. During the nine months of 2004, the Company paid dividends totaling $85.0 to the Corporation resulting in a dividend payment limitation of $1.8 for the remainder of 2004. This amount is anticipated to be declared and paid in the fourth quarter of 2004.

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

	(b) There were no significant changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6. Exhibits and reports on Form 8-K

   I. Reports on Form 8-K:

	The Corporation filed a Form 8-K on August 3, 2004 to report under Items 7 and 12 the filing of a press release announcing the second quarter 2004 earnings and Supplemental Financial Information. Exhibits to the Form 8-K consisted of the press release dated August 3, 2004 and the Supplemental Financial Information.

	The Corporation filed a Form 8-K on August 19, 2004 to report under Items 5 and 7 the appointment of Michael L. Wright to its Board of Directors. Exhibits to the Form 8-K consisted of the press release dated August 19, 2004.

	The Corporation filed a Form 8-K on August 25, 2004 to report under Items 8.01 and 9.01 the storm loss estimate from Hurricane Charley. Exhibits to the Form 8-K consisted of the press release dated August 24, 2004.

	The Corporation filed a Form 8-K on September 17, 2004 to report under Items 8.01 and 9.01 an investor presentation and webcast. Exhibits to the Form 8-K consisted of the slide presentation of the Corporation dated September 17, 2004.

	The Corporation filed a Form 8-K on September 30, 2004 to report under Items 5.02(b) and 9.01 the departure of Jeffery L. Haniewich, executive vice president and chief operating officer of the Commercial Lines Division of The Ohio Casualty Insurance Company. Exhibits to the Form 8-K consisted of the press release dated September 30, 2004.

   II.  Exhibits:

	31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)

	31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)

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




					 OHIO CASUALTY CORPORATION
					 -------------------------
						(Registrant)







November 2, 2004                        /s/Michael A. Winner
					----------------------------------
					Michael A. Winner, Executive Vice
					President and Chief Financial
					Officer