Form 10-K
period 2004-12-31
OHIO CASUALTY CORP
filed 2005-03-11
CIK 73952

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

      [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the fiscal year ended December 31, 2004

      [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the transition period from _________ to ____________

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

                                 Yes [X] No [ ]

      The aggregate market value as of June 30, 2004 of the voting stock held by non-affiliates of the registrant was $1,162,813,516 determined by multiplying the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

      On March 1, 2005 there were 62,445,018 common shares outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2005, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I
  Item 1.  Business                                                                                           4
  Item 2.  Properties                                                                                        14
  Item 3.  Legal Proceedings                                                                                 14
  Item 4.  Submission of Matters to a Vote of Security Holders                                               15

PART II
  Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities                                                         16
  Item 6.  Selected Financial Data                                                                           17
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results                           18
           of Operation
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                        45
  Item 8.  Financial Statements and Supplementary Data                                                       46
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                                              46
  Item 9A. Controls and Procedures                                                                           46
  Item 9B. Other Information                                                                                 47

PART III
  Item 10. Directors and Executive Officers of the Registrant                                                47
  Item 11. Executive Compensation                                                                            48
  Item 12. Security Ownership of Certain Beneficial Owners and Management                                    48
  Item 13. Certain Relationships and Related Transactions                                                    48
  Item 14. Principal Accounting Fees and Services                                                            48

PART IV
  Item 15. Exhibits, Financial Statement Schedules                                                           49

Signatures                                                                                                   74

Index to Exhibits
Exhibit 4a    Certificate of Adjustment
Exhibit 10.1  Form of Change in Control Agreement
Exhibit 10.2 Amended and Restated Ohio Casualty Corporation Directors Deferred Compensation Plan
Exhibit 10.3  Form of Stock Option Agreement
Exhibit 21    Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Registered Public Accounting Firm to incorporation of their opinion by reference in Registration Statements on Forms S-3 and Form S-8
Exhibit 31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)
Exhibit 31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)
Exhibit 32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

                                     PART I

ITEM  1. BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

Ohio Casualty Corporation (the Corporation) was incorporated in Ohio in 1969. With its predecessors, the Corporation has been engaged in the property and casualty insurance business since 1919. The Corporation has six direct and indirect subsidiaries which are collectively known as the Ohio Casualty Group (the Group). The Group actively writes commercial, specialty and personal lines business in over 40 states. The Group consists of:

-     The Ohio Casualty Insurance Company (the Company);

-     West American Insurance Company (West American);

-     Ohio Security Insurance Company (Ohio Security);

-     American Fire and Casualty Company (American Fire);

-     Avomark Insurance Company (Avomark); and

-     Ohio Casualty of New Jersey, Inc. (OCNJ).

On December 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the commercial lines division of the Great American Insurance Company (GAI) and certain of its affiliates. The major lines of business included in the acquisition were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto.

During the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligation to renew private passenger auto business in New Jersey. This transaction effectively exited the Group from the New Jersey private passenger auto market beginning in March of 2002. Under the terms of the transaction, OCNJ agreed to pay $40.6 million to a third party, Proformance Insurance Company (Proformance), to transfer its renewal obligations. The before-tax amount of $40.6 million was charged to income in the fourth quarter of 2001 with payments made over the course of twelve months beginning in early 2002. The contract further stipulated that a premiums-to-surplus ratio of 2.5 to 1.0 must be maintained by Proformance on the transferred business during the periods of March 2002 through December 2004. If this criteria is not met, OCNJ will have to pay up to a maximum cumulative amount of $15.6 million to Proformance to maintain this premiums-to-surplus ratio. For further discussion on this transaction, see Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operation on page 19 of this Annual Report on Form 10-K.

The Corporation continually evaluates the competitive environment within the insurance industry. Most high performing insurance companies, including a number of peer companies, have achieved combined ratios in the low 90% to 100% range. Also, the surplus positions of many of these companies have strengthened, while at the same time investment income growth has been constrained by the low yields on new investments. In addition, the industry took less aggressive price increases in 2004 in most insurance product lines and had an increased focus on the quality of reinsurers. Recognizing that improved industry results may mean further price competition, the Corporation has taken steps in 2004 to achieve improved profitability through expense reduction initiatives while maintaining disciplined underwriting and pricing.

In September 2003, the Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include the ability to generate above market growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that will provide superior operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication.

ITEM  1. CONTINUED

(b)   FINANCIAL INFORMATION ABOUT SEGMENTS

The revenues and operating profit of each reportable segment for the three years ended December 31, 2004, 2003 and 2002 are set forth in Item 15, Note 13, Segment Information, in the Notes to the Consolidated Financial Statements on pages 67 and 68 of this Annual Report on Form 10-K. The combined ratios and component ratios for each reportable segment for the three years ended December 31, 2004, 2003 and 2002 are presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 29 and 30 of this Annual Report on Form 10-K.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

SEGMENT DESCRIPTION

      COMMERCIAL LINES SEGMENT

The Group's Commercial Lines segment accounted for 57.0%, 55.0% and 52.6% of net premiums written in 2004, 2003 and 2002, respectively, consisting of the following product lines:

(in millions)                       2004        2003          2002
-------------                      -------     -------      -------
Workers' compensation              $ 132.9     $ 132.4      $ 143.9
Commercial auto                      233.5       228.3        213.4
General liability                     89.5        83.4         84.5
CMP, fire and inland marine          372.3       348.5        320.4
                                   -------     -------      -------
   Total Commercial Lines          $ 828.2     $ 792.6      $ 762.2
                                   =======     =======      =======

These product lines include:

- Workers' compensation insurance - insures employers for their obligations to provide workers' compensation benefits as required by applicable statutes, including medical payments, rehabilitation costs, lost wages, and disability and death benefits. These policies also provide coverage to employees for their liability exposures under the common law;

- Commercial automobile insurance - insures policyholders against third party liability related to the ownership and operation of motor vehicles used in the course of business and property damage to insured vehicles. These policies may provide uninsured motorist coverage, which provides coverage to insureds and their employees for bodily injury and property damage caused by an uninsured party;

- General liability insurance - insures policyholders against third party liability for bodily injury and property damage, including liability for products sold and covers the cost of the defense of claims alleging such damages; and

- Commercial multi-peril insurance (CMP) - insures a business against risks from property, liability, crime and boiler and machinery explosion losses.

      SPECIALTY LINES SEGMENT

The Group's Specialty Lines segment accounted for 9.3%, 11.4% and 12.4% of net premiums written in 2004, 2003 and 2002, respectively, consisting of the following product lines:


(in millions)                        2004       2003          2002
-------------                      -------     -------      -------
Commercial umbrella                $  87.1     $ 120.9      $ 132.6
Fidelity and surety                   48.4        43.9         45.6
Farmowners                               -         0.1          1.7
                                   -------     -------      -------
   Total Specialty Lines           $ 135.5     $ 164.9      $ 179.9
                                   =======     =======      =======

ITEM  1. CONTINUED

These product lines include:

- Commercial umbrella insurance - indemnifies policyholders for liability and defense costs which exceed coverage provided by the underlying primary policies, typically commercial automobile and general liability policies, and provides coverage for some items not covered by underlying policies; and

- Fidelity and surety - insures against dishonest acts of bonded employees and the non-performance of parties under contracts, respectively.

      PERSONAL LINES SEGMENT

The Group's Personal Lines segment accounted for the remaining 33.7%, 33.6% and 35.0% of net premiums written in 2004, 2003 and 2002, respectively, consisting of the following product lines:


(in millions)                                2004        2003          2002
-------------                               -------     -------      -------
Personal auto incl. personal umbrella       $ 294.1     $ 296.8      $ 324.5
Personal property                             196.1       187.3        182.0
                                            -------     -------      -------
   Total Personal Lines                     $ 490.2     $ 484.1      $ 506.5
                                            =======     =======      =======

These product lines include personal automobile and homeowners' insurance sold to individuals.

MARKETING AND DISTRIBUTION

The Group is represented by approximately 3,400 independent insurance agencies with approximately 5,300 agents. These agents also represent other unaffiliated companies which may compete with the Group. The six claim, underwriting and service offices operated by the Group assist these independent agents in producing and servicing the Group's business.

Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2004, these agencies represented 16.2% of the Group's total agency force and wrote 39.8% of its book of business. The policies placed by key agents have consistently produced a lower loss ratio for the Group than policies placed by other agents.

The Group targets small business customers for its Commercial Lines segment. The Group's typical Commercial Lines customer is a small business with a limited number of employees that needs to conveniently purchase a package of coverages. For the year 2004, this Commercial Lines customer group, categorized by commercial liability premium volume, included approximately 76% contractors/artisans, 10% mercantile, 8% building/premises, and 6% manufacturers. The Group believes this small business customer group offers an opportunity to achieve superior underwriting results through development and maintenance of strong agent and customer relationships and application of the Group's underwriting and pricing expertise.

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

ITEM  1. CONTINUED

COMPETITION

The property and casualty insurance industry is highly competitive. The Group competes on the basis of service, price and coverage. According to A.M. Best, based on net insurance premiums written in 2003, the latest year for which industry-wide comparison statistics are available:

- more than $415 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 11.2%; and

- the Group ranked as the forty-eighth largest property and casualty insurance group in the United States.

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

ITEM 1. CONTINUED

insurance subsidiaries, unless that person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance. For the purposes of Indiana and Ohio insurance laws, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired "control" of that company.

      NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS (NAIC)

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

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:

-     asset and liability risk;

-     credit risk;

-     underwriting risk; and

-     off-balance sheet risk.

The Risk-Based Capital model law requires the calculation of a ratio of total adjusted capital to Authorized Control Level risk-based capital. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2004 statutory financial statements, all insurance companies in the Group exceeded the necessary statutory capital requirements.

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

Dividend payments to the Corporation from the Company are limited to approximately $138.3 million during 2005 without prior approval of the Ohio insurance department based on 100% of the Company's net income for the year ending December 31, 2004. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum net worth and surplus requirements in the Corporation's revolving credit agreement as disclosed in Item 15, Note 16, Debt, on pages 69 and 70 of this Annual Report on Form 10-K.

ITEM  1. CONTINUED

POOLING AGREEMENT

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

Under the terms of the intercompany reinsurance pooling agreement, all of the participants' outstanding underwriting liabilities as of January 1, 1984, and all subsequent insurance transactions were pooled. The participating insurance subsidiaries share in losses in 2004, 2003 and 2002 were based on the following percentages:

Insurance Subsidiary      Percentage of Losses
--------------------      --------------------
The Company                     46.75%
West American                   46.75
American Fire                    5.00
Ohio Security                    1.00
Avomark                          0.50

Effective January 1, 2005, the intercompany reinsurance pooling agreement was revised. The Company, the lead company of the pool, will assume and retain 100% of the pool's underwriting experience, therefore there will be no retrocessions to the Company's insurance subsidiaries.

INVESTMENTS

The distribution of the Corporation's and the Group's invested assets is determined by a number of factors, including:

-     rates of return;

-     investment risks;

-     insurance law requirements;

-     diversification;

-     liquidity needs;

-     tax planning;

-     general market conditions; and

-     business mix and liability payout patterns.

Periodically, the investment portfolios are reallocated subject to the parameters set by management, under the direction of the Finance Committee of the Board of Directors. Management evaluates the investment portfolio on a regular basis to determine the optimal investment strategy based upon the factors mentioned above. Throughout 2002 equity securities were sold, many of which had substantially appreciated in value compared to earlier periods. This sale program was in response to a decision to reduce equity holdings in favor of investment grade fixed maturities.

Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk. As a result of improved underwriting profitability, the Corporation and Group began to increase funds invested in tax exempt fixed maturities in 2004. This change will result in lower before-tax

ITEM 1.    CONTINUED

investment income, but will also be accompanied by a lower effective tax rate on investment income, due to the tax-exempt status of the securities.

The portfolio strategy, with respect to common stocks, is to focus on large companies with dominant market positions, excellent profitability and strong balance sheets. Equity securities are marked to fair value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The effect of future stock market volatility is managed by maintaining an appropriate ratio of equity securities to shareholders' equity and statutory surplus.

See further detailed information and discussion on the results and liquidity of the Corporation and Group's investment portfolio in the "Investment Results" section on pages 20-23 and the "Investment Portfolio" section on pages 43 and 44 of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Annual Report on Form 10-K.

LIABILITIES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Liabilities for losses and loss adjustment expenses (LAE) are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. The estimated liabilities include direct costs of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process. Because of the inherent future uncertainties in estimating ultimate costs of settling claims, actual losses and LAE may deviate substantially from the amounts recorded in the Corporation's consolidated financial statements. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be accurately predicted since conditions, events and trends which led to historical loss and LAE development and which serve as the basis for estimating ultimate claims cost may not occur in the future in exactly the same manner, if at all. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. The effect of these adjustments may have a material adverse impact on the results of operations of the Group.

The following tables present an analysis of losses and LAE and related liabilities for the periods indicated. The first table represents the impact of current and prior accident years on calendar year losses and LAE. The second table displays the development of losses and LAE liabilities as of successive year-end evaluations for each of the past ten years.

      Reconciliation of Liabilities for Losses and Loss Adjustment Expenses
                                  (in millions)

                                                   2004        2003        2002
                                                 ---------   ---------   ---------
Net liabilities, balance as of January 1         $ 2,131.3   $ 2,079.3   $ 1,982.0

Incurred related to:
     Current year                                    958.1       993.3     1,045.4
     Prior years                                     (21.8)       34.1        84.4
                                                 ---------   ---------   ---------
Total incurred                                       936.3     1,027.4     1,129.8

Paid related to:
     Current year                                    354.1       388.6       423.6
     Prior years                                     527.4       586.8       608.9
                                                 ---------   ---------   ---------
Total paid                                           881.5       975.4     1,032.5

Net liabilities, balance as of December 31         2,186.1     2,131.3     2,079.3
Reinsurance recoverable                              570.3       496.5       354.4
                                                 ---------   ---------   ---------
Gross liabilities, balance as of December 31     $ 2,756.4   $ 2,627.9   $ 2,433.7
                                                 =========   =========   =========

ITEM 1. CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities

(In millions)

     Year Ended December 31            1994        1995        1996        1997        1998        1999
--------------------------------    ----------  ----------  ----------  ----------  ----------  ----------
Net liability as originally
  estimated:                        $  1,606.5  $  1,557.1  $  1,486.6  $  1,421.8  $  1,865.6  $  1,823.3

Life Operations Liability                  1.0         3.9         3.7         0.1         0.1           -

P&C Operations Liability            $  1,605.5  $  1,553.2  $  1,482.9  $  1,421.7  $  1,865.5  $  1,823.3

Net cumulative payments as of:
  One year later                         510.2       486.2       483.6       449.8       640.2       614.0
  Two years later                        803.3       772.7       747.4       751.2       999.1       960.5
  Three years later                      997.0       944.3       950.1       919.3     1,223.3     1,226.2
  Four years later                     1,106.4     1,080.4     1,058.3     1,016.9     1,385.2     1,399.5
  Five years later                     1,203.7     1,151.0     1,121.3     1,088.7     1,485.7     1,504.1
  Six years later                      1,257.3     1,198.3     1,171.2     1,137.6     1,548.2
  Seven years later                    1,293.5     1,239.3     1,207.0     1,171.3
  Eight years later                    1,329.0     1,271.2     1,233.5
  Nine years later                     1,357.4     1,293.2
  Ten years later                      1,376.9

Gross cumulative payments as of:
  One year later                         522.8       500.1       498.3       469.9       654.2       636.5
  Two years later                        827.2       798.1       781.9       775.4     1,022.2     1,007.1
  Three years later                    1,030.7       988.7       983.4       950.4     1,261.1     1,281.4
  Four years later                     1,158.8     1,123.2     1,098.7     1,057.5     1,426.5     1,492.0
  Five years later                     1,254.5     1,200.6     1,171.2     1,131.5     1,532.4     1,616.7
  Six years later                      1,314.6     1,257.4     1,223.2     1,187.0     1,601.0
  Seven years later                    1,359.9     1,300.6     1,265.3     1,226.7
  Eight years later                    1,397.7     1,338.8     1,297.2
  Nine years later                     1,432.4     1,366.2
  Ten years later                      1,457.0

     Year Ended December 31            2000        2001        2002        2003        2004
--------------------------------    ----------  ----------  ----------  ----------  ----------
Net liability as originally
  estimated:                        $  1,907.3  $  1,982.0  $  2,079.3  $  2,131.3  $  2,186.1

Life Operations Liability                    -           -           -           -           -

P&C Operations Liability            $  1,907.3  $  1,982.0  $  2,079.3  $  2,131.3  $  2,186.1

Net cumulative payments as of:
  One year later                         609.1       608.9       586.7       527.4
  Two years later                      1,002.7     1,015.2       951.5
  Three years later                    1,290.4     1,281.9
  Four years later                     1,465.9
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Gross cumulative payments as of:
  One year later                         647.1       636.8       674.9       609.9
  Two years later                      1,060.6     1,122.7     1,111.6
  Three years later                    1,404.5     1,455.5
  Four years later                     1,620.5
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

ITEM 1. CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)

(In millions)

      Year Ended December 31            1994         1995         1996         1997         1998         1999
---------------------------------    ----------   ----------   ----------   ----------   ----------   ----------
Net liability re-estimated as of:

  One year later                        1,500.5      1,474.8      1,428.0      1,355.6      1,888.4      1,880.2
  Two years later                       1,501.5      1,441.1      1,403.1      1,386.4      1,885.2      1,907.6
  Three years later                     1,486.5      1,445.7      1,439.0      1,400.7      1,901.8      1,997.6
  Four years later                      1,507.3      1,478.8      1,456.9      1,392.0      1,975.8      2,032.9
  Five years later                      1,546.8      1,497.6      1,448.0      1,441.7      1,993.4      2,058.9
  Six years later                       1,566.3      1,492.0      1,489.8      1,459.7      2,018.0
  Seven years later                     1,560.9      1,532.2      1,504.2      1,469.1
  Eight years later                     1,597.8      1,548.0      1,510.7
  Nine years later                      1,614.6      1,554.0
  Ten years later                       1,620.1

Decrease (increase) in
  original estimates:                $    (14.6)  $     (0.9)  $    (27.8)  $    (47.3)  $   (152.4)  $   (235.6)

Net liability as originally
  estimated:                         $  1,605.5   $  1,553.1   $  1,482.9   $  1,421.7   $  1,865.5   $  1,823.3

Reinsurance recoverable on
  unpaid losses and LAE                    65.3         71.1         64.7         60.0         80.2         85.1

Gross liability as originally
  estimated:                         $  1,671.8   $  1,631.2   $  1,556.7   $  1,483.8   $  1,956.9   $  1,908.5

Life Operations Liability                   1.0          7.0          9.1          2.2         11.2            -

P&C Operations Liability                1,670.9      1,624.2      1,547.6      1,481.7      1,945.8      1,908.5

One year later                          1,574.2      1,546.0      1,496.1      1,447.0      1,972.9      1,981.1
Two years later                         1,579.9      1,515.0      1,507.4      1,477.9      1,975.7      2,041.7
Three years later                       1,565.6      1,561.7      1,537.4      1,495.8      2,006.1      2,189.9
Four years later                        1,630.3      1,585.5      1,559.5      1,495.6      2,114.3      2,261.6
Five years later                        1,657.0      1,608.3      1,558.2      1,571.1      2,155.4      2,291.8
Six years later                         1,680.6      1,609.8      1,623.2      1,618.8      2,175.4
Seven years later                       1,682.8      1,671.4      1,667.9      1,624.6
Eight years later                       1,739.3      1,718.2      1,672.6
Nine years later                        1,787.4      1,722.6
Ten years later                         1,791.5

Decrease (increase) in
  original estimates:                    (120.6)       (98.4)      (125.0)      (142.9)      (229.6)      (383.3)

      Year Ended December 31            2000         2001         2002         2003        2004
---------------------------------    ----------   ----------   ----------   ----------  ----------
Net liability re-estimated as of:

  One year later                        1,965.8      2,066.4      2,115.2      2,109.5
  Two years later                       2,066.1      2,139.5      2,128.5
  Three years later                     2,131.1      2,165.1
  Four years later                      2,157.5
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Decrease (increase) in
  original estimates:                $   (250.2)  $   (183.1)  $    (49.2)  $     21.8

Net liability as originally
  estimated:                         $  1,907.3   $  1,982.0   $  2,079.3   $  2,131.3  $  2,186.1

Reinsurance recoverable on
  unpaid losses and LAE                    96.2        168.7        354.4        496.5       570.3

Gross liability as originally
  estimated:                         $  2,003.5   $  2,150.7   $  2,433.7   $  2,627.8  $  2,756.4

Life Operations Liability                     -            -            -            -           -

P&C Operations Liability                2,003.5      2,150.7      2,433.7      2,627.8     2,756.4

One year later                          2,129.9      2,346.9      2,558.2      2,615.5
Two years later                         2,310.6      2,502.4      2,576.1
Three years later                       2,432.4      2,536.2
Four years later                        2,465.3
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Decrease (increase) in
  original estimates:                    (461.8)      (385.4)      (142.4)        12.4

ITEM 1.  CONTINUED

The accounting policies used to estimate liabilities for losses and LAE are considered critical accounting policies and are further discussed in the "Critical Accounting Policies" and "Loss and LAE" sections of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, on pages 31 and 39-41 in this Annual Report on Form 10-K. In addition loss and LAE liabilities are further discussed in Note 1J, Summary of Significant Accounting Policies and Note 9, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 55 and 66 of this Annual Report on Form 10-K.

REINSURANCE

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large number of reinsurers are utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts, as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums. As a result of these controls, amounts of uncollectible reinsurance have not been significant. There are several programs that provide reinsurance coverage and the programs in effect for 2005 are discussed in the "Reinsurance Programs" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, on page 42 of this Annual Report on Form 10-K.

SEASONALITY

The Group's insurance business experiences modest seasonality with regard to premiums written, which are usually highest in January and July and lowest during the fourth quarter. Although written premium experiences modest seasonality, premiums are earned ratably over the period of coverage. Losses and LAE incurred tend to remain consistent throughout the year, unless a catastrophe occurs. Catastrophes can occur at any time during the year from weather-related events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.

EMPLOYEES

At December 31, 2004, the Company had 2,190 employees of which approximately 1,300 were located in the Fairfield and Hamilton, Ohio offices.

ITEM 1.  CONTINUED

(d)   FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated direct premiums written for the Group's ten largest states:

                               Ten Largest States
                             Direct Premiums Written
                                 ($ in millions)

                               Percent                                 Percent                                Percent
                    2004      of Total                        2003    of Total                      2002     of Total
                  --------    --------                       -------  --------                     -------   --------
New Jersey        $  168.5     10.7        New Jersey        $ 166.9    10.6      New Jersey       $ 186.6     12.1
Pennsylvania         139.6      8.8        Ohio                140.1     8.9      Ohio               142.7      9.3
Ohio                 135.7      8.6        Pennsylvania        129.1     8.2      Pennsylvania       119.0      7.8
Kentucky             131.5      8.3        Kentucky            122.0     7.8      Kentucky           115.4      7.5
Illinois              75.6      4.8        Illinois             81.1     5.2      Illinois            79.5      5.2
North Carolina        75.5      4.8        North Carolina       77.7     4.9      North Carolina      75.2      4.9
Maryland              73.2      4.6        Maryland             70.2     4.5      Indiana             63.2      4.1
Texas                 70.2      4.4        Texas                65.7     4.2      Maryland            61.8      4.0
Indiana               56.6      3.6        New York             63.3     4.0      New York            57.9      3.8
New York              54.9      3.5        Indiana              60.9     3.9      Texas               55.9      3.6
                  --------    -----                          -------  ------                       -------    -----
                  $  981.3     62.1                          $ 977.0    62.2                       $ 957.2     62.3
                  ========    =====                          =======  ======                       =======    =====

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

ITEM  2. PROPERTIES

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio. These office buildings service all of the Corporation's segments. The Fairfield, Ohio office building is subject to a mortgage with an outstanding balance of $3.2 million as of December 31, 2004. For additional information related to the mortgage, refer to Footnote 16 in Item 15 on pages 69 and 70 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

A proceeding entitled Carol Murray v. Ohio Casualty Corporation, The Ohio Casualty Insurance Co., Avomark Insurance Co., Ohio Security Insurance Co., West American Insurance Co. (West American), American Fire and Casualty Insurance Co., and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff has filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint seeks overtime compensation for the plaintiff and the class of persons plaintiff seeks to represent. The defendants deny the allegations made in the complaint and are vigorously defending themselves.

ITEM 3.  CONTINUED

A proceeding entitled Carol Lazarus v. The Ohio Casualty Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. West American filed a motion for summary judgment on December 16, 2003. Plaintiff filed a motion for class certification on February 23, 2004. West American has responded to the motion for class certification stating the motion is untimely (filed more than four years after the initial complaint) and that Carol Lazarus failed to provide sufficient evidence to satisfy the requirements for class certification.

A proceeding entitled Douglas and Carla Scott v. The Ohio Casualty Insurance Company, West American, American Fire and Casualty Company, and Ohio Security Company was filed in the District Court of Tulsa County, State of Oklahoma and served on January 3, 2005. The proceeding challenges the use of a certain vendor in valuing total loss automobiles. Plaintiff alleges that use of the database results in valuations to the detriment of the insureds. Plaintiff is seeking class status and alleges breach of contract, fraud and bad faith. The lawsuit is in its early stages and will be vigorously defended.

The proceedings described above and various other legal and regulatory proceedings are currently pending that involve the Corporation and specific aspects of the conduct of its business. The outcome of these proceedings is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these proceedings in excess of amounts currently reserved is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted during the fourth quarter of the Corporation's 2004 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Corporation's common shares, par value $0.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last three most recent fiscal years:

                         High/Low Market Price Per Share
                                  (in dollars)

Quarter       1st      2nd      3rd      4th
             -----    -----    -----    -----
2004 High    20.25    20.93    20.95    23.53
     Low     17.00    17.80    18.47    19.30

2003 High    13.25    14.66    15.14    17.79
     Low     11.38    11.58    12.95    14.13

2002 High    19.50    22.24    20.90    18.40
     Low     15.00    18.21    15.56    11.01

(b) On March 1, 2005, the Corporation's common shares were held by 4,724 shareholders of record.

(c) The Corporation's Board of Directors discontinued the Corporation's regular quarterly dividend in February, 2001. For further discussion regarding restrictions on the payment of dividends by the Corporation, refer to Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation on page 33 of this Annual Report on Form 10-K.

(d) Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2005 under the heading "Equity Compensation Plans."

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS

(ALL AMOUNTS ARE IN ACCORDANCE WITH GAAP UNLESS OTHERWISE NOTED; NUMBER OF WEIGHTED AVERAGE SHARES AND DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE
DATA)

                                                 2004         2003        2002          2001         2000
                                              ---------    ---------    ---------    ---------    ---------
CONSOLIDATED OPERATIONS

Premiums and finance charges earned           $ 1,446.8    $ 1,424.4    $ 1,450.5    $ 1,506.7    $ 1,534.0
Investment income, less expenses                  201.2        208.7        207.1        212.4        205.1
Investment gains (losses) realized, net            23.0         35.9         45.2        182.9         (2.4)
                                              ---------    ---------    ---------    ---------    ---------
Total revenues                                  1,671.0      1,669.0      1,702.8      1,902.0      1,736.7
Total expenses                                  1,484.5      1,561.4      1,709.5      1,775.6      1,866.4
Income (loss) before cumulative effect
   of an accounting change                        130.0         75.8         (0.9)        98.6        (79.2)
                                              ---------    ---------    ---------    ---------    ---------
Cumulative effect of accounting change             (1.6)           -            -            -            -
                                              ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                             $   128.4    $    75.8    $    (0.9)   $    98.6    $   (79.2)
                                              =========    =========    =========    =========    =========

INCOME (LOSS) AFTER TAXES PER AVERAGE SHARE
 OUTSTANDING - DILUTED*
Income (loss) before cumulative effect
  of an accounting change                     $    1.91    $    1.18    $   (0.01)   $    1.64    $   (1.32)
  Cumulative effect of accounting change          (0.02)           -            -            -            -
                                              ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                             $    1.89    $    1.18    $   (0.01)   $    1.64    $   (1.32)
                                              =========    =========    =========    =========    =========

Average shares outstanding - diluted*              71.5         70.2         60.5         60.2         60.1

Total assets                                  $ 5,715.0    $ 5,168.9    $ 4,779.0    $ 4,524.6    $ 4,489.4
Total debt                                        383.3        198.0        198.3        210.2        220.8
Shareholders' equity                            1,294.9      1,145.8      1,058.7      1,080.0      1,116.6
Book value per share                              20.82        18.80        17.43        17.97        18.59
Dividends per share                                   -            -            -            -         0.59

PROPERTY AND CASUALTY OPERATIONS

Net premiums written(1)                       $ 1,453.9    $ 1,441.6    $ 1,448.6    $ 1,472.2    $ 1,505.4
Net premiums earned                             1,446.8      1,424.4      1,450.5      1,506.7      1,533.4

Statutory loss ratio(2)                            53.8%        59.7%        62.2%        66.5%        72.8%
Statutory loss adjustment expense ratio(3)         10.7%        12.3%        15.7%        13.4%        11.6%
Statutory underwriting expense ratio(4)            33.9%        34.1%        34.9%        35.4%        34.8%
Statutory combined ratio(5)                        98.4%       106.1%       112.8%       115.3%       119.2%

Property and casualty reserves
   Unearned premiums                          $   715.5    $   703.0    $   668.7    $   666.8    $   696.4
   Losses                                       2,269.6      2,163.7      1,978.8      1,746.8      1,627.6
   Loss adjustment expenses                       486.8        464.1        454.9        403.9        376.0

Statutory policyholders' surplus(6)           $   972.0    $   867.6    $   725.7    $   767.5    $   812.1

(1) Net premiums written are premiums for all policies sold during a specific accounting period less premiums returned.

(2) Statutory loss ratio measures net losses incurred as a percentage of net premiums earned based upon statutory accounting principals.

(3) Statutory loss adjustment expense ratio measures loss adjustment expenses as a percentage of net premiums earned based upon statutory accounting principals.

(4) Statutory underwriting expense ratio measures underwriting expenses as a percentage of net premiums written based upon statutory accounting principals.

(5) Statutory combined ratio measures the percentage of premium dollars used to pay insurance losses, loss adjustment expenses and underwriting expenses based upon statutory accounting principals.

(6) Statutory policyholders' surplus is equal to an insurance company's admitted assets minus liabilities based upon statutory accounting principals.

* Adjusted for effect of EITF Issue No. 04-8 in 2004, 2003 and 2002, see Footnote 10, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group). All dollar amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

The following discussion of financial condition and results of operation highlights significant factors influencing the consolidated results and financial position of the Corporation. This discussion should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of the results of operations and financial position.

EXECUTIVE-LEVEL OVERVIEW

The Corporation earns revenue by providing businesses and consumers with competitive insurance products with high quality service and by income on funds invested. In 2004, the Corporation achieved meaningful improvement in financial performance. Net income increased in 2004 compared to 2003 as a result of a better priced book of business through realization of price increases in certain lines and an improved risk profile as a result of more disciplined underwriting. The statutory expense ratio continued to improve as a result of expense management initiatives. The statutory combined ratio was the best since 1980.

The 2004 All Lines statutory combined ratio improved to 98.4% compared to 106.1% in 2003 as a result of significantly improved loss experience, including lower loss adjustment expenses (LAE) because of our cost reduction programs, which are continuing into 2005. The improved loss experience is the result of disciplined underwriting and enhanced pricing methodologies the Corporation continues to develop and implement. In addition, the Corporation experienced favorable prior years reserve development for the first year since 1998. While full year 2004 premiums increased only slightly when compared to the prior year, the Group's risk profile has improved as the focus was on disciplined underwriting, improving pricing methodologies and driving operational efficiencies and expense reductions throughout the organization. The results of this focus and effort are discussed throughout the following sections.

In September 2003, the Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include abilities to generate above market growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that provide operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication. The Corporation continues to execute against this plan and the Corporation's results in 2004 are an indication that the plan and its execution are working.

The key financial indicators management utilizes consist of statutory combined ratios and component ratios on both a calendar year and accident year basis, gross and net written premium growth, impact of catastrophes, renewal price increases and investment income growth.

RESULTS OF OPERATIONS

NET INCOME

The Corporation reported net income of $128.4, or $1.89 per share, for 2004, compared with $75.8, or $1.18 per share, for the year 2003, and a net loss of $0.9, or $0.01 per share, in 2002. The Corporation reported operating income of $115.1, or $1.71 per share, for 2004, compared with $52.5, or $0.84 per share, for the year 2003 and an operating loss of $30.3, or $0.50 per share, for 2002.

ITEM 7. CONTINUED

Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income (loss) as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income (loss) to further evaluate current operating performance. Operating income (loss), both in dollar amount and per share amount, is reconciled to net income (loss) in the table below:

                                                   December 31
                                               2004   2003    2002
                                             -------  -----  -------
Operating income (loss)                      $115.1   $52.5  $ (30.3)
After-tax net realized gains                   14.9    23.3     29.4
Cumulative effect of accounting change         (1.6)      -        -
                                             ------   -----  -------
Net income (loss)                            $128.4   $75.8  $  (0.9)
                                             ======   =====  =======
Operating income/(loss) per
   share - diluted                           $ 1.71   $0.84  $ (0.50)
After-tax net realized gains
 per share - diluted                           0.20    0.34     0.49
Cumulative effect of accounting change
   per share - diluted                        (0.02)      -        -
                                             ------   -----  -------
Net income (loss) per share - diluted        $ 1.89   $1.18  $ (0.01)
                                             ======   =====  =======

The Corporation adopted the Emerging Issues Task Force ("EITF") Consensus 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" in December 2004 and as required by the EITF restated the average diluted shares outstanding and diluted net income per share for each of the three years presented in this MD&A using the "if-converted" method. The impact of the adoption of the EITF was a reduction to diluted net income per share of $0.16 and $0.06 for the years ended December 31, 2004 and 2003, respectively. The impact of this EITF on operating income per share was a reduction of $0.13 and $0.02 for the years ended December 31, 2004 and 2003, respectively. The year ended December 31, 2002 was not restated for either net income or operating income per share as the Corporation incurred a net loss during that year, which resulted in the calculation being anti-dilutive.

The improved financial results for 2004 were driven by significantly improved loss experience, including lower LAE, a result of cost reduction programs that have been implemented. The improved loss and LAE ratios are the result of disciplined underwriting and improved pricing methodologies, reduced claim frequency, a decline in large losses (losses greater than $250,000 per loss) and favorable prior years reserve development. Catastrophe losses decreased $0.3 in 2004 to $43.5. During 2004, underwriting and loss adjustment expenses were impacted by increased severance and other related costs, primarily associated with the Cost Structure Efficiency (CSE) initiative and expenses related to the Proformance transaction. As previously discussed, in 2001 OCNJ entered into a transaction which effectively exited the Group from the New Jersey private passenger auto market. Based upon data through December 31, 2003 as provided by Proformance in the first quarter of 2004, the Group estimated and accrued $9.0 (of which $6.8 was paid in July 2004) related to this obligation. During the second half of 2004, the Group accrued an additional $6.6. At December 31, 2004, the Group has $8.8 accrued in the consolidated financial statements for any possible additional liability that may be incurred based upon the final liability calculation using Proformance's 2004 results. This amount, which is management's best estimate of the liability, reflects the maximum additional amount that could be required to be paid to Proformance. The Group expects to resolve the final settlement to be paid to Proformance relative to the surplus guarantee in the first half of 2005. For additional information on this transaction, see Item 15, Notes to Consolidated Financial Statements, Footnote 8 on pages 64 and 65 of this Annual Report on Form 10-K.

Decreases in personnel and sales related expenses led to the improved results for 2003 compared with 2002. Staff reductions of 11.2% in 2003 compared to 2002 were the result of the claim department reorganization and the Lexington and Indianapolis underwriting offices being consolidated into other locations. The loss ratio improved in 2003 due to tighter underwriting standards and an improved risk profile. In addition, development on prior accident years' losses and LAE decreased $50.3 before tax from 2002 to $34.1 before tax in 2003. These improved results were offset by increased catastrophe losses during 2003. Catastrophe losses before tax more than doubled to $43.8 in 2003 from $20.8 in 2002 resulting from storms that swept through the Midwest

ITEM 7. CONTINUED

and the effects of Hurricane Isabel. During 2002, the increase in provision for prior accident years' losses and LAE totaled $84.4 before tax and was concentrated in the general liability, commercial auto and personal auto product lines. The majority of the charge, $62.2 before tax, occurred in the third quarter and was primarily related to construction defect claims for residential developers and contractors. The Group continues to address this specific type of business for non-renewal. For further discussion, refer to the "Loss and Loss Adjustment Expenses" section under "Liquidity and Capital Resources" on pages 39-41 of this MD&A.

INVESTMENT RESULTS

Consolidated before-tax net investment income was $201.2 in 2004, compared with $208.7 in 2003 and $207.1 in 2002. The decrease in 2004 consolidated before-tax net investment income of $7.5 is attributable to reinvestment yields being below average portfolio yields, the strategic decision to invest, or reinvest, more of the portfolio into tax exempt fixed maturities, increased investment expenses attributable to outside management fees and the allocation of interest income pertaining to investments held in the reinsurance treaty fund as part of the Group's reinsurance program. This decrease is partially offset by larger average portfolio holdings during 2004 than in 2003 and a favorable amortization adjustment on certain fixed income securities, with a portion of this adjustment representing a reclassification from realized gains. The change in investment strategy to invest more into tax exempt securities is the result of improved profitability. This change in investment strategy will result in the Corporation's and the Group's before-tax investment income declining when compared to prior periods when the strategy was to invest in taxable securities. As a result of this strategy, the Corporation's and the Group's effective tax rate on investment income will be lower when compared to these prior periods.

The increase in 2003 consolidated before-tax net investment income of $1.6 is attributable to an increase in investment assets held, partially offset by increased investment expenses attributable to the implementation of a new investment accounting system, lower average yields on its fixed income portfolio, and increased investment management fees from expanded use of outside investment managers. As part of a conversion to a new investment accounting system in 2003, before tax investment income was reduced by $5.9 as a result of a change in accounting estimate relating to amortization of interest only mortgage-backed and asset-backed securities. Offsetting most of this charge was a $5.3 credit for interest received on a federal income tax settlement.

Consolidated before-tax realized net investment gains amounted to $23.0, $35.9 and $45.2 for the years ended 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, there were no significant realized losses on sales of securities.

In the first quarter of 2003, management decided to transfer a portion of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Corporation and the Group have both the ability to hold the securities to maturity and the positive intent to do so. At December 31, 2004, the amortized cost of the held-to-maturity portfolio was $301.4.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. See further discussion of important investment accounting policies in the "Critical Accounting Policies" section of this MD&A and in Item 15, Notes to Consolidated Financial Statements, Footnote 1C on page 54 of this Annual Report on Form 10-K. The Corporation and the Group continually evaluate all of their investments based on current economic conditions, credit loss experience and other developments. The difference between the cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss, net of tax, in shareholders' equity. If there is a decline in a security's fair value that is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired.

ITEM 7. CONTINUED

Future impairment charges could be material to the results of operations. The amount of the before-tax other-than-temporary impairment charge recorded was $8.7, $10.5 and $10.9 for the years ended 2004, 2003 and 2002, respectively. This impairment charge represents less than 0.5% of the market value of the investment portfolio at December 31, 2004, 2003 and 2002, respectively. Included in both the 2004 and 2003 impairment charges were $5.1 and $5.9, respectively, related to fixed maturity securities issued by companies in the airline industry, Delta Air Lines, Inc. and AMR Corporation specifically.

The following tables summarize for all available-for-sale and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of December 31, 2004 and December 31, 2003:

2004
Available-for-sale securities with unrealized losses:

                                         Less than 12 months     12 months or longer         Total
                                       ----------------------  ----------------------  ----------------------
                                       Fair Value  Unrealized  Fair Value  Unrealized  Fair Value  Unrealized
                                                     Losses                  Losses                  Losses
                                       ----------  ----------  ----------  ----------  ----------  ----------
Securities:
   States, municipalities and
     political subdivisions              $187.8      $(0.7)      $     -     $   -       $187.8      $(0.7)
   Corporate securities                    97.7       (1.1)          9.8      (0.3)       107.5       (1.4)
   Mortgage-backed
     securities:
       Other                               88.4       (1.2)         16.5      (0.3)       104.9       (1.5)
                                         ------      -----       -------     -----       ------      -----
Total fixed maturities                    373.9       (3.0)         26.3      (0.6)       400.2       (3.6)
Equity securities                           9.6       (0.7)          -         -            9.6       (0.7)
Short term investments                    177.4       (0.8)          -         -          177.4       (0.8)
                                         ------      -----       -------     -----       ------      -----
Total temporarily impaired
securities                               $560.9      $(4.5)      $  26.3     $(0.6)      $587.2      $(5.1)
                                         ======      =====       =======     =====       ======      =====

Held-to-maturity securities with unrealized losses:

                                         Less than 12 months     12 months or longer         Total
                                       ----------------------  ----------------------  ----------------------
                                       Fair Value  Unrealized  Fair Value  Unrealized  Fair Value  Unrealized
                                                     Losses                  Losses                  Losses
                                       ----------  ----------  ----------  ----------  ----------  ----------
Securities:
   Corporate securities                $     85.8  $    (1.0)  $        -  $       -   $     85.8  $    (1.0)
   Mortgage-backed
     securities:
       Other                                 66.8       (0.7)         9.9       (0.1)        76.7       (0.8)
                                       ----------  ---------   ----------  ---------   ----------  ---------
Total temporarily impaired
securities                             $    152.6  $    (1.7)  $      9.9  $    (0.1)  $    162.5  $    (1.8)
                                       ==========  =========   ==========  =========   ==========  =========

ITEM 7. CONTINUED

2003
Available-for-sale securities with unrealized losses:

                                         Less than 12 months     12 months or longer         Total
                                       ----------------------  ----------------------  ----------------------
                                                   Unrealized              Unrealized              Unrealized
                                       Fair Value    Losses    Fair Value    Losses    Fair Value    Losses
                                       ----------  ----------  ----------  ----------  ----------  ----------
Securities:
   U.S. Government                     $     14.8  $    (0.1)  $        -  $       -   $     14.8  $    (0.1)
   States, municipalities and
     political subdivisions                   9.0       (0.2)           -          -          9.0       (0.2)
   Corporate securities                     248.4       (6.5)        37.0       (1.9)       285.4       (8.4)
   Mortgage-backed
     securities:
       Other                                242.2       (6.8)        19.2       (1.2)       261.4       (8.0)
                                       ----------  ---------   ----------  ---------   ----------  ---------

Total temporarily impaired
securities                             $    514.4  $   (13.6)  $     56.2  $    (3.1)  $    570.6  $   (16.7)
                                       ==========  =========   ==========  =========   ==========  =========

Held-to-maturity securities with unrealized losses:

                                         Less than 12 months     12 months or longer         Total
                                       ----------------------  ----------------------  ----------------------
                                                   Unrealized              Unrealized              Unrealized
                                       Fair Value    Losses    Fair Value    Losses    Fair Value    Losses
                                       ----------  ----------  ----------  ----------  ----------  ----------
Securities:
   Corporate securities                $    106.0  $    (1.8)  $      5.0  $    (0.2)  $    111.0  $    (2.0)
   Mortgage-backed
     securities:
       Other                                115.7       (1.9)        27.7       (0.6)       143.4       (2.5)
                                       ----------  ---------   ----------  ---------   ----------  ---------
Total temporarily impaired
securities                             $    221.7  $    (3.7)  $     32.7  $    (0.8)  $    254.4  $    (4.5)
                                       ==========  =========   ==========  =========   ==========  =========

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

As part of its evaluation of the aggregate $6.9 unrealized loss on securities in the investment portfolio at December 31, 2004, management performed a more intensive review of securities with a higher unrealized loss percentage when compared with their cost or amortized cost. Based on this review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2004. In the table above, there are approximately 180 securities represented. Of this total, 7 securities have unrealized loss positions greater than 5% of their market values at December 31, 2004, with none exceeding 25%. This group represents $0.8, or 11.6% of the total unrealized loss position. Of this group, 3 securities representing approximately $0.6 in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining 4 securities in an unrealized loss position for longer than twelve months totaling $0.2, management believes they will recover the cost basis of these securities, and has both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors such as an issuer's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether

ITEM 7. CONTINUED

the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss recognized in the consolidated statements of income.

The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale and held-to-maturity with an unrealized loss position at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2004
Available-for-sale:

                                          Amortized   Estimated    Unrealized
                                             Cost     Fair Value      Loss
                                          ---------   ----------   ----------
Due in one year or less                   $       -   $        -   $       -
Due after one year through five years          27.3         27.2        (0.1)
Due after five years through ten years        156.4        155.4        (1.0)
Due after ten years                           113.7        112.7        (1.0)
Mortgage-backed securities                    106.4        104.9        (1.5)
                                          ---------   ----------   ---------
   Total                                  $   403.8   $    400.2   $    (3.6)
                                          =========   ==========   =========

Held-to-maturity:

                                          Amortized   Estimated    Unrealized
                                             Cost     Fair Value      Loss
                                          ---------   ----------   ----------
Due in one year or less                   $     2.1   $      2.1   $    (0.0)
Due after one year through five years          24.0         23.8        (0.2)
Due after five years through ten years         52.3         51.7        (0.6)
Due after ten years                             8.4          8.2        (0.2)
Mortgage-backed securities                     77.5         76.7        (0.8)
                                          ---------   ----------   ---------
   Total                                  $   164.3   $    162.5   $    (1.8)
                                          =========   ==========   =========

For additional discussion relative to the Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 43 and 44 of this MD&A.

AGENT RELATIONSHIPS ASSET

The Corporation maintains an identifiable intangible asset referred to as "Agent Relationships." See the "Critical Accounting Policies" section of this MD&A on page 32 for additional information. In 2004, the before-tax amortization and impairment costs related to this asset were $20.6 compared with $18.7 in 2003 and $79.7 in 2002. At December 31, 2004, the largest individual agent asset carrying value was $5.6, which represents the maximum future impairment charge for an individual agent, compared to $5.9 at December 31, 2003. Based upon historical performance of this agent, it is unlikely the agent will become impaired or cancelled in the near term. For the approximately 250 individual agents remaining that represent the total agent relationships intangible asset, the average asset carrying value as of December 31, 2004, was $0.5 which compares to approximately 300 agents with an average asset carrying value of $0.5 at December 31, 2003. The larger than usual impairment charge in 2002 was due primarily to the recognition that certain agents experienced sustained premium revenue trends that were significantly different from prior estimates, resulting in changes in estimated future cash flows for those agents.

INTERNALLY DEVELOPED SOFTWARE

The Group has introduced into production, for certain lines of business, an internally developed software application for issuing and maintaining insurance policies named P.A.R.I.S.(sm), a policy administration, rating and issuance system. During 2004 and 2003, the Group capitalized application development costs associated with the Personal Lines segment, which is expected to begin rollout in 2006. In addition, in December 2004, the Group began rollout for the Specialty Lines segment. The Specialty Lines segment rollout is expected to continue throughout 2005. During 2002, the Group substantially completed the rollout for the Commercial Lines operating segment. A rollout begins when the application has been placed into service for one or more states for an individual major product line and ends when the application is placed into service for the final state. The rollout period can exceed one year for an individual major product line. The Group capitalizes costs incurred during the application development stage, primarily relating to payroll and payroll-related costs for employees,

ITEM 7. CONTINUED

along with costs incurred for external consultants who are directly associated with the internal-use software project. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service with before-tax amortization expense of $3.1, $2.6 and $1.3 for 2004, 2003 and 2002, respectively. Capitalized internally developed software costs (including P.A.R.I.S.(sm) and other internally developed software) and accumulated amortization are summarized in the table below:

                                      2004     2003
                                     -----    -----
Cost                                 $55.2    $52.0
Accumulated amortization              11.4      7.2
                                     -----    -----
Carrying value                       $43.8    $44.8
                                     =====    =====

For additional information relative to the internally developed software, see the "Critical Accounting Policies" section of this MD&A on page 32.

ALL LINES DISCUSSION

STATUTORY RESULTS

Management uses statutory financial data to analyze the Group's property and casualty results and insurance industry regulators require the Group to report statutory financial measures. Management analyzes statutory results of operations through the use of insurance industry financial measures including statutory loss and LAE ratios, statutory underwriting expense ratio, statutory combined ratio, net premiums written and net premiums earned. The statutory combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in the MD&A are calculated on a statutory accounting basis and are calculated on a calendar year basis unless specified as calculated on an accident year basis. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15, Notes to Consolidated Financial Statements, Footnote 15 on page 69 of this Annual Report on Form 10-K.

Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. Statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, is discussed in the "Statutory Surplus" section of the "Liquidity and Capital Resources" section on page 37 of this MD&A.

PREMIUM REVENUE RESULTS

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differ from gross premiums written by premiums ceded to reinsurers.

The table below summarizes property and casualty premiums on a gross and net basis compared with the same period of the prior year for 2004, 2003 and 2002, respectively:

                                                                                 % Chg      % Chg
                                                      December 31,                2004       2003
                                             2004         2003         2002     vs. 2003   vs. 2002
                                          ---------   ------------   --------   --------   --------
GROSS PREMIUMS WRITTEN
Commercial Lines                          $   856.2   $      824.4   $  796.6      3.8%      3.5%
Specialty Lines                               251.5          271.9      235.2     (7.5)%    15.6%
Personal Lines                                496.7          494.1      520.6      0.5%     (5.1)%
                                          ---------   ------------   --------
All Lines                                 $ 1,604.4   $    1,590.4   $1,552.4      0.9%      2.4%
                                          =========   ============   ========

ITEM 7. CONTINUED

                                                                                 % Chg      % Chg
                                                      December 31,                2004       2003
                                             2004         2003         2002     vs. 2003   vs. 2002
                                          ---------   ------------   --------   --------   --------
NET PREMIUMS WRITTEN
Commercial Lines                          $   828.2   $      792.6   $  762.2      4.5%      4.0%
Specialty Lines                               135.5          164.9      179.9    (17.8)%    (8.3)%
Personal Lines                                490.2          484.1      506.5      1.3%     (4.4)%
                                          ---------   ------------   --------
All Lines                                 $ 1,453.9   $    1,441.6   $1,448.6      0.8%     (0.5)%
                                          =========   ============   ========

Statutory net premiums written increased $12.3 in 2004 to $1,453.9. The increase in statutory net premiums written over 2003 reflects the Group's improved retention ratios and price increases. Net premiums written for 2004 include negative impacts for higher reinsurance costs and lower new business production. Net premiums written totaled $1,441.6 in 2003 and $1,448.6 in 2002. The slight decline of net premiums written in 2003 when compared to 2002 is primarily attributable to the Group's withdrawal from select markets and implementation of stricter underwriting guidelines, including the non-renewal of certain construction defect related risks. In addition, the decline in net premiums written from 2002 to 2003 reflects the impact of higher reinsurance costs.

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated net premiums written for the Group's five largest states for each of the last three years:

All Lines Net Premiums Written Distributed by Top States

                           2004    2003    2002
                           -----   -----   -----
New Jersey                 11.5%   11.1%   12.5%
Pennsylvania                9.1%    8.5%    7.9%
Ohio                        8.9%    9.2%    9.4%
Kentucky                    8.8%    8.2%    7.7%
Illinois                    4.9%    5.3%    5.3%

New Jersey remains the Group's largest state, with 11.5% of the total net premiums written during 2004, even after the Group ceased writing in the New Jersey private passenger auto and personal umbrella markets in early 2002. The Group continues to underwrite other product lines in the New Jersey market.

Commercial Lines gross and net premiums written increased in 2004 and 2003, a result of policy renewal rate increases as new business gross written premium has remained relatively flat. Renewal pricing increased during 2004, 2003 and 2002, but the rate of increase slowed as the Commercial Lines segment approached price adequacy and competitive pricing pressures in the marketplace have increased. The 2004 average renewal price increase 1 was 5.0% for Commercial Lines direct premiums written, compared with 11.4% and 16.3% average renewal price increases in 2003 and 2002, respectively.

Specialty Lines gross and net premiums written decreased in 2004, a result of lower new business production and higher reinsurance costs in the commercial umbrella product line partially offset by growth in the fidelity and surety product line. Net premiums written for the commercial umbrella product line decreased $33.8 or 28.0% in 2004 to $87.1, compared with $120.9 in 2003 and $132.7 in 2002. Fidelity and surety net premiums written increased 10.2% to $48.4 million, compared to $43.9 million and $45.6 million in 2003 and 2002, respectively. Stricter underwriting guidelines for certain classes of business and market prices falling below what the Group believes are acceptable levels, contributed to the decline in new business production for the commercial umbrella product line. The net premiums written decline from 2002 to 2003 was impacted by higher reinsurance costs, including the addition of a ceding commission and increased reinsurance rates per dollar of premium. The addition of ceding commissions on the 2003 and 2004 reinsurance contracts causes a corresponding increase to ceded premiums. Average renewal price increases for the commercial umbrella product line were 8.0%, compared to 18.1% in 2003 and 37.6% in 2002.

(1) When used in this report, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements, including Great American business not yet issued in the Group's systems in 2002. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

ITEM 7. CONTINUED

Personal Lines gross premiums written remained relatively flat during 2004 and net premiums written increased $6.1. Both gross and net premiums written were reduced in 2004 due to a refund of escrowed premiums for North Carolina personal auto of $2.2. The personal auto including personal umbrella product line net premiums written decreased $2.7 to $294.1 in 2004 compared to $296.8 and $324.6 in 2003 and 2002, respectively. The decrease in Personal Lines gross and net premiums written from 2002 to 2003 is driven by the withdrawal from New Jersey private passenger auto, which began in 2002, and the Group's continued effort to narrow the geographic focus for Personal Lines products.

The following table provides key financial measures for All Lines for each of the last three years:

                                          December 31
                                    2004     2003     2002
                                    ----    -----    -----
All Lines
Loss ratio                          53.8%    59.7%    62.2%
Loss adjustment expense ratio       10.7%    12.3%    15.7%
Underwriting expense ratio          33.9%    34.1%    34.9%
                                    ----    -----    -----
Combined ratio                      98.4%   106.1%   112.8%
                                    ====    =====    =====

The All Lines combined ratio improved 7.7 points driven by a 7.5 point improvement in the loss and LAE ratios. The loss and LAE ratio was impacted by favorable prior year reserve development of $21.7 in 2004 compared to adverse reserve development of $34.1 in 2003, which reduced the 2004 loss and LAE ratio by 1.4 points and increased the 2003 loss and LAE ratio by 2.4 points. The remaining improvement of 3.7 points in the 2004 loss and LAE ratio over 2003 was due to improved price adequacy, more disciplined underwriting standards and improved claims efficiency. The underwriting expense ratio improved 0.2 points as a result of operational efficiencies implemented throughout 2003 and 2004, somewhat offset by $15.6, or 1.1 points of expense related to the Proformance surplus guarantee.

The All Lines combined ratio improved 6.7 points in 2003 compared to 2002 with an improved underwriting expense ratio as well as lower loss and LAE ratios each contributing to the improvement. The All Lines combined ratio was impacted by $34.1 of adverse prior year reserve development, a $50.3 reduction from 2002. The 2003 combined ratio benefited from a reduction in personnel and sales related expenses, somewhat offset by increased expenses for technology including amortization of internally developed software.

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE for each of the last three years:

                                                         2004         2003        2002
                                                       --------     --------    --------
Statutory net liabilities, beginning of period         $2,128.9     $2,078.7    $1,982.0
Increase in provision for prior accident
    year claims                                        $  (21.7)    $   34.1    $   84.4
Increase in provision for prior accident
    year claims as % of premiums earned                    (1.4)%        2.4%        5.8%

In 2004, the impact of the favorable development for prior accident years' losses and LAE was concentrated in the Commercial and Specialty Lines operating segments. In 2004, the Specialty Lines segment experienced significant favorable development for prior years' losses and LAE, primarily due to a reduction in estimated future costs for claims adjuster related expenses. The total provision reduction for prior years' losses and LAE of $21.7 before-tax represents 1.0% of loss and LAE reserves as of year-end 2003.

During 2003, the Group reported adverse development of $34.1 for prior years' losses and LAE, representing 1.6% of loss and LAE reserves as of year-end 2002. This adverse development was concentrated in the Commercial and Personal Lines operating segments.

ITEM 7.  CONTINUED

The comparable amount of adverse development for prior years' losses and LAE recognized during 2002 was $84.4 before tax. This represents 4.3% of loss and LAE reserves as of year-end 2001. The adverse development was concentrated in the Commercial Lines operating segment.

The 2002 combined ratio includes a reallocation of LAE reserve estimates related to claims adjuster salaries, benefits and similar costs from the Commercial and Specialty Lines segments, to the Personal Lines segment. This increased the 2002 Personal Lines segment combined ratio by 1.5 points and decreased the Commercial and Specialty Lines segments combined ratios by 0.6 and 2.4 points, respectively.

Catastrophe losses in 2004, 2003 and 2002 were $43.5, $43.8 and $20.8, respectively. The Group was impacted by 22 separate catastrophes in 2004, compared with 21 catastrophes in 2003 and 25 in 2002. The Group uses the serial number assigned by Property Claims Services, a unit of the Insurance Services Office, to define and track losses for specific catastrophes. Property Claims Services defines catastrophes as industry events that cause $25.0 or more in direct insured losses to property. The effects of future catastrophes on the Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results, reinsurance pricing and availability of reinsurance.

Catastrophe losses, net of reinsurance, for each of the last three years were:

Catastrophe Losses
   (before tax)           2004          2003          2002
------------------      -------       -------       -------
Dollar Impact           $  43.5       $  43.8       $  20.8
Statutory Combined
   Ratio Impact             3.0%          3.1%          1.4%

The seven-year historical catastrophe impact on the loss ratio compared to 2004 actual for all lines of business was:

  Loss Ratio Point Impact          Q1         Q2         Q3         Q4       Annual
----------------------------      ----       ----       ----       ----      ------
1997-2003 Historical Average       1.6%       4.7%       3.1%       0.8%       2.6%
2004 Actual                        0.8        3.2        6.4        1.5        3.0

The underwriting expense ratio, which measures underwriting expenses as a percentage of net premiums written, decreased by 0.2 points in 2004. The 2004 underwriting expense ratio was favorably impacted by a reduction in employee related costs, a non-recurring reduction in assessments, fees and premium taxes and by other operating efficiencies. These improvements were partially offset by
1.1 points of expense related to the Proformance surplus guarantee, previously discussed. The employee count continued to decline in 2004 with an approximate 18.0% reduction from 2003 as a result of the CSE initiative. The employee count was 2,190, 2,669 and 3,004 as of December 31, 2004, 2003 and 2002, respectively.

The 2003 underwriting expense ratio was favorably impacted by a reduction in employee related costs and lower sales related expenses as a percentage of premiums, and was partially offset by higher expenses related to investments in technology. Sales related expenses for 2003 included the resumption of a ceding commission for certain layers of commercial umbrella reinsurance and agent bonus commission levels which were higher than 2002.

The year 2002 underwriting expense ratio experienced upward pressure due to two factors with a total impact of approximately 1.6 points. These two factors were the non-renewal of the New Jersey private passenger auto business, which had lower commission rates and lower variable processing costs than most other business and the elimination of ceding commissions on umbrella premiums ceded to reinsurers, which had reduced expenses in previous years. The 2002 commission expense ratio, a component of the underwriting expense ratio, was at a relatively high level due to higher than expected umbrella net premiums written, which had a relatively high commission rate on a net of reinsurance basis and to higher than expected accruals for agent bonus commissions.

ITEM 7.  CONTINUED

The 2004, 2003 and 2002 statutory underwriting expenses also included $6.3, $5.2 and $2.6 of software amortization expense before tax, respectively, related to the rollout of P.A.R.I.S.(sm). On a statutory accounting basis, the new application is being amortized over a five-year period (compared to ten-year period under GAAP) in accordance with statutory accounting principles. The additional amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

In 2001, the Group introduced into operation, after more than three years of development, the Policy Administration Rating and Issuance System (P.A.R.I.S.(sm)) for Commercial Lines. At the end of 2004, P.A.R.I.S.(sm) was deployed for the Specialty Lines commercial umbrella excess capacity product line. Further implementation for other Specialty and Personal Lines products is expected during 2005 and 2006.

The P.A.R.I.S.(sm) system provides the policy administration environment used internally by the Group's associates. An extension of P.A.R.I.S.(sm) called P.A.R.I.S. Express(sm) leverages the P.A.R.I.S.(sm) system to provide functionality to our agents. P.A.R.I.S. Express(sm) is a proprietary internet interface that uses the P.A.R.I.S.(sm) system to provide real-time functionality through a web browser to our agents. In addition, the Group is simultaneously introducing P.A.R.I.S. Connect(sm) which allows agents to transact with the Group directly from their agency management system.

For Commercial Lines, P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(sm) currently provide agents with on-line quoting capability. In February of 2005 P.A.R.I.S. Express(sm) was extended to support issuance and endorsement processing for selected pilot agents; nationwide roll-out is expected during 2005. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non- P.A.R.I.S.(sm)) systems.

Agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(sm) are the cornerstone in the Group's strategy of focusing on superior agent service. The success of this strategic plan depends in part on the ability to provide agents with the technological advantages of these tools. If they do not work as expected, or fail to satisfy agents' needs, the Group may lose business to insurers with preferred technologies.

SEGMENT DISCUSSION

The Corporation is organized around three business units: Commercial, Specialty and Personal Lines. These business units represent the Corporation's operating segments as well as its reportable segments. Within each operating segment are distinct insurance product lines that generate revenues by selling a variety of commercial, surety and personal insurance products. The Commercial Lines operating segment sells commercial multiple peril, commercial auto, general liability and workers' compensation insurance as its primary products. The Specialty Lines operating segment sells commercial umbrella, excess insurance and fidelity and surety insurance as its primary products. The Personal Lines operating segment sells personal automobile and homeowners insurance as its primary products. The Corporation also has an all other segment, which derives its revenue from investment income. The following table provides key financial measures for each of the property and casualty reportable segments and product lines:

ITEM 7.  CONTINUED

STATUTORY EARNED PREMIUM AND COMBINED RATIOS

                                                                         Combined Ratios
                                                   ------------------------------------------------------------
                                       2004                  Accident              Accident              Accident
(by operating segment, including      Earned                   Year                  Year                  Year
selected major product lines)         Premium       2004     2004(a)      2003     2003(a)      2002     2002(a)
--------------------------------     ---------     -----     --------    -----     --------    -----     --------
Commercial Lines                     $   807.9      99.3%     101.1%     112.3%     103.7%     115.1%     100.0%
    Workers' compensation                132.6     115.4%     112.3%     123.0%     111.8%     129.2%     112.9%
    Commercial auto                      229.6      90.3%      98.2%     105.5%     101.1%     110.2%      94.9%
    General liability                     86.6     105.0%     105.6%     122.6%     109.5%     171.3%     109.9%
    CMP, fire & inland marine            359.1      97.5%      97.7%     109.7%     100.8%      95.8%      94.6%

Specialty Lines                          150.3      97.2%     103.3%      77.2%      88.5%      94.0%      87.1%
    Commercial umbrella                  105.1     103.8%     108.7%      80.5%      92.6%      97.7%      92.2%
    Fidelity & surety                     45.2      78.9%      88.1%      68.1%      76.0%      81.7%      71.9%

Personal Lines                           488.4      97.6%      97.2%     105.6%     101.4%     114.1%     111.5%
    Personal auto incl. personal
       umbrella                          295.7     104.7%     103.3%     107.0%     102.8%     116.5%     113.5%
    Personal property                    192.7      86.8%      87.6%     103.3%      98.9%     108.6%     107.2%
                                     ---------     -----      -----      -----      -----      -----      -----
           Total All Lines           $ 1,446.6      98.4%      99.8%     106.1%     101.2%     112.8%     103.5%
                                     =========     =====      =====      =====      =====      =====      =====

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. Accident year 2004 as of December 31, 2004 measures insured events for the twelve months of 2004. Accident year 2003 as of December 31, 2004 measures insured events for the twelve months of 2003 with remaining related liabilities estimated as of December 31, 2004. Accident year 2002 as of December 31, 2004 measures insured events for the twelve months of 2002 with remaining related liabilities estimated as of December 31, 2004. Accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

COMMERCIAL LINES SEGMENT

                                  2004       2003        2002
                                  ----      ------      ------
Commercial Lines Segment
Loss ratio                        52.9%       61.4%       60.8%
Loss adjustment expense ratio     12.1%       14.5%       18.0%
Underwriting expense ratio        34.3%       36.4%       36.3%
                                  ----      ------      ------
Combined ratio                    99.3%      112.3%      115.1%
                                  ====      ======      ======

The Commercial Lines combined ratio for the year 2004 decreased 13.0 points due to a significantly lower loss ratio as a result of improved pricing and underwriting quality in addition to favorable development on prior year reserves. Favorable claim frequency trends, driven in part by underwriting actions, and improved pricing helped to offset the Commercial Lines claim severity trend. The 2004 combined ratio included 1.9 points of favorable development on loss and LAE reserves from prior years, compared to adverse development of 5.3 points in 2003 on loss and LAE reserves from prior years. The decline in the combined ratio also included a 2.1 point improvement in the underwriting expense ratio primarily as a result of staff reductions and employee benefit changes.

The combined ratio improved from 2002 to 2003 by 2.8 points, in spite of $41.0 or 5.3 points of adverse development on loss and LAE reserves. The 2002 combined ratio was impacted by $73.9 or 10.2 points of adverse prior year development of loss and LAE reserves. Of this amount, approximately $51.6 related to construction defect issues, which added 7.1 points to the combined ratio for 2002.

Commercial Lines results for 2004 included higher than expected catastrophe losses which added 2.4 points to the Commercial Lines combined ratio in 2004, compared to 2.6 points and 0.5 points in 2003 and 2002, respectively.

The workers' compensation product line combined ratio was 115.4% in 2004 a decline of 7.6 points compared to 123.0% in 2003 and 129.2% in 2002. Although the Group has taken actions to improve workers' compensation results with higher pricing and a conservative underwriting posture, this product line continues to perform at an

ITEM 7.  CONTINUED

unprofitable level. The current results continue to be negatively impacted by assessments for the National Workers' Compensation Pool (NWCP) residual market. The impact of the NWCP residual market added 4.8 points to the workers' compensation combined ratio in 2004 compared to 4.5 points in 2003. The NWCP residual market lowered the 2002 combined ratio by 1.5 points. The Group's assessments have a larger percentage impact than those reported by the industry due to historical concentration of business in states with inactive pools. In addition, the concentration of the Group's business in a few states with limited pricing flexibility provides less opportunity to address issues specific to the workers' compensation product line. These issues are offset by the Group's approach to writing workers' compensation as part of an overall Commercial Lines account, where underwriters look to ensure that the pricing for the entire account is adequate.

The general liability product line combined ratio was 105.0% in 2004 a decline of 17.6 points compared to 122.6% in 2003 and 171.3% in 2002. This line is exposed to construction defect issues which are being addressed through strict underwriting standards for certain classes of business that are more prone to construction defect claims. In addition, the Group has introduced policy language changes to limit exposure to broadening court interpretations of additional insured and contractual general liability provisions within the policy.

SPECIALTY LINES SEGMENT

                                  2004      2003      2002
                                  ----      ----      ----
Specialty Lines Segment
Loss ratio                        42.7%     28.7%     39.0%
Loss adjustment expense ratio      4.8%      5.0%     11.0%
Underwriting expense ratio        49.7%     43.5%     44.1%
                                  ----      ----      ----
Combined ratio                    97.2%     77.2%     94.1%
                                  ====      ====      ====

Specialty Lines combined ratio for 2004 increased 20.0 points. Given the volume and nature of the coverage, the Specialty Lines combined ratio is subject to more volatility than the other product lines. The 2004 combined ratio included $9.3, or 6.2 points, of favorable development on prior year loss and LAE reserves compared to $21.3, or 13.1 points, in 2003 and $2.2, or 1.4 points, in 2002.

The fidelity and surety product lines contributed to the favorable results for this segment. The fidelity and surety combined ratio increased to 78.9% in 2004, compared with 68.1% in 2003 and 81.7% in 2002. The 2004 fidelity and surety combined ratio included $4.2 of favorable development on prior accident year loss and LAE reserves compared to $5.5 in 2003 and $1.2 in 2002. The 2003 fidelity and surety combined ratio also benefited from lower overall losses (in both frequency and severity) for this product line. In 2002, there was a return of ceded premium of $5.3 million before tax for the fidelity and surety business, which lowered the combined ratio by 10.8 points. This return of ceded premium was due to the exercise of a contractual option on the bond reinsurance treaty based on highly favorable bond combined ratios over the past fourteen years.

The 2004 commercial umbrella combined ratio was 103.8% compared to 80.5% and 97.7% in 2003 and 2002, respectively. The 2004 combined ratio included 4.8 points of favorable development on prior year loss and LAE reserves compared to
12.7 points and 1.1 points in 2003 and 2002, respectively. The increase in the commercial umbrella combined ratio over 2003 is also the result of a $6.1 reinstatement accrual, which increased the 2004 combined ratio by 6.2 points and a reduction in net premiums written of 28.0%, putting upward pressure on the combined and component ratios for this product line.

PERSONAL LINES SEGMENT

                                  2004       2003        2002
                                  ----      ------      ------
Personal Lines Segment
Loss ratio                        58.7%       67.5%       70.5%
Loss adjustment expense ratio     10.0%       11.0%       14.0%
Underwriting expense ratio        28.9%       27.1%       29.6%
                                  ----      ------      ------
Combined ratio                    97.6%      105.6%      114.1%
                                  ====      ======      ======

ITEM 7. CONTINUED

The Personal Lines combined ratio for 2004 decreased 8.0 points. The 2004 improvement was partially driven by increased pricing and improved underwriting such as increased deductibles on homeowner's policies. In addition, adverse prior years reserve development was 0.5 points in 2004 compared to 3.0 points in 2003 and 2.2 points in 2002. Offsetting these improvements was the addition of
3.2 points of expense for the Proformance guarantee, as discussed previously. In 2004, the Group completed its withdrawal of Personal Lines business from Florida, Georgia and Texas.

CRITICAL ACCOUNTING POLICIES

Management of the Corporation has identified the policies listed below as significant accounting policies that are critical to the Corporation's business operations and influence the consolidated results of operations and financial performance. The policies listed below were selected as they require a higher degree of complexity or use subjective judgements or assessments. Changes in these judgements, assessments or estimates could have a material adverse impact on the Corporation's consolidated financial statements. These policies follow accounting principles generally accepted in the United States. A brief summary of each critical accounting policy follows. Management discusses the development and selection of these accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Corporation's MD&A. For a complete discussion on the application of these and other accounting policies, see Item 15, Notes to Consolidated Financial Statements, Footnote 1 on pages 54-56 of this Annual Report on Form 10-K.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Group establishes reserves for losses and LAE equal to the estimated amount required to settle both reported and incurred but not yet reported (IBNR) claims. For each reported claim, a case reserve is established within the parameters of coverage provided in the specific insurance policy. For IBNR claims, additional loss amounts needed for reported claims and LAE, reserves are estimated using generally accepted actuarial methods. Estimates for loss and LAE reserves are developed using the facts in each case, the Group's experience with similar cases, the effects of current developments and anticipated trends. The methods and assumptions used in making such estimates are continually reviewed and updated when considered appropriate. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the consolidated financial statements in the periods in which they are made and are referred to as prior period development. Because of the high degree of uncertainty involved in estimating loss and LAE reserves, revisions to estimated reserves could have a material impact on the results of operations of the Group.

INVESTMENTS

All investment securities are classified upon acquisition as either held-to-maturity or available-for-sale. Fixed maturity securities classified as held-to-maturity are carried at amortized cost as management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, net of deferred tax. Transfers of fixed maturity securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Equity securities are carried at quoted market values and include non-redeemable preferred stocks and common stocks. The difference between cost and quoted market value, net of deferred taxes, is classified as other comprehensive income. The Corporation and the Group closely monitor the fixed maturity and equity portfolios for declines in value that are deemed to be other than temporary. Investments are regularly evaluated based on current economic conditions, credit loss experience and other specific developments. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income.

Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Upon receipt of payments from such securities, the appropriate amount of the

ITEM 7. CONTINUED

funds are allocated between a reduction of principal and interest income. In making this allocation decision, investment personnel consider such factors as the original estimated average life of the investment, the amount of funds received to date and the timing of future cash flows. Variations from prepayment assumptions will affect the life and yield of these securities. These securities are evaluated for impairment by computing the net-present-value of expected future cash flows and comparing this to the prior period estimate of expected future cash flows from the security. When the timing and/or amount of cash expected to be received from the security has changed materially and adversely from the previous valuation, the security is considered to be other than temporarily impaired and the amortized cost is written down to the estimated fair value with a realized loss recorded in the current consolidated statement of income.

DEFERRED POLICY ACQUISITION COSTS

The Group establishes a deferred asset for costs that vary with and are primarily related to acquiring property and casualty insurance business. The acquisition costs deferred consist principally of commissions, brokerage fees, salaries and benefits and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses that vary directly with the acquisition of insurance contracts. These costs are amortized over the life of the underlying policies. Quarterly, an analysis of the asset is performed in relation to the expected recognition of revenues including investment income to determine if any deficiency exists. No deficiencies have been indicated for the periods presented.

AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset representing the excess of cost over the fair value of net assets acquired in connection with the 1998 GAI commercial lines acquisition. This purchase price was allocated to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation models. The agent relationships asset is amortized on a straight-line basis over an estimated useful life of twenty-five years. The estimated useful life was based on the Group's actual experience for agency appointment terms for similar agents, which averaged approximately twenty-five years in length. The estimated useful life is evaluated on an annual basis or as events or circumstances arise that may impact the useful life of the asset. The asset is evaluated quarterly as events or circumstances, such as cancellation of agents, indicate a possible inability to recover the carrying amount. Cancellation of certain agents for reasons such as lack of revenue production or poor quality of business produced does not necessarily change the estimated useful life of the remaining agents representing the agent relationships intangible asset. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized in income in the period in which the future cash flows are identified to be insufficient in comparison to the carrying amount of the asset. Due to the inherent uncertainties and judgements involved in developing assumptions for each agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future.

INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Group capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over the estimated useful life of ten years commencing when the software is substantially complete and ready for its intended use.

PENSION AND POSTRETIREMENT BENEFIT PLAN ACTUARIAL ASSUMPTIONS

The Company's pension and postretirement benefit obligations, related costs and contributions are calculated using actuarial methods in accordance with Statement of Financial Accounting Standards (FASB) No. 87, "Employers' Accounting for Pensions" and FASB 106, "Employers' Accounting for Postretirement Benefits Other than Pension." These actuarial valuations involve key assumptions including discount rates and expected return on plan assets, which are reviewed by management on a annual basis, or more frequently as needed. Any

ITEM 7. CONTINUED

adjustments to these assumptions are based on considerations of current and future market conditions, which can result in changes to the future related benefit obligations, related costs and contributions incurred by the Company. For additional discussion relative to pension and postretirement benefit plan assumptions, see the section entitled "Pension and Other Postretirement Benefits" of this MD&A on pages 37-39 and Item 15, Notes to Consolidated Financial Statements, Footnote 5, pages 59-62 of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

For disclosure related to recently issued accounting standards, refer to Item 15, Notes to Consolidated Financial Statements, Footnote 19 on page 71 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash generated from operations was $270.0 compared with $168.7 and $148.2 in 2003 and 2002, respectively. The increase in net cash for the years 2004 and 2003 compared to 2002 is due primarily to a reduction in paid losses and LAE of $98.0 in 2004 and $57.2 in 2003, a result of the improved loss experience discussed above. During 2003, the increase in cash was partially offset by an increase in payments to reinsurers for premium cessions, contingent commission bonus payments to agents and the final payments of the replacement carrier fee for New Jersey private passenger auto business. The increase in the reinsurance recoverable asset did not significantly impact cash flow in 2004 and 2003 since there was a corresponding increase in liabilities for most of the increase in this asset. The reinsurance recoverable asset at December 31 2004 and 2003, increased $73.8 and $172.8 with $73.6 and $144.1 due to increases in loss and LAE reserves for future loss payments expected to be paid by reinsurers along with other components as shown in Item 15, Notes to Consolidated Financial Statements, Footnote 7 on page 64 of this Annual Report on Form 10-K.

Investing activities used net cash of $274.4 in 2004, compared to $175.6 in 2003 and $173.7 in 2002. Cash used in investing activities increased $98.8 in 2004 due to the net proceeds received from the issuance of the Senior Notes in June 2004 and reinvestment of the cash generated from operations. Cash used in investing activities remained relatively flat in 2003 compared to 2002 as fewer fixed maturity securities were purchased as prepayments on mortgage backed securities were reduced in 2003, leaving less cash inflow to reinvest. Cash inflows from the sale of property and equipment increased over 2002 as the Group sold a building located in Lexington, Kentucky including the related office equipment and land for sales proceeds of $4.6.

Total cash generated from financing activities was $200.1 in 2004, compared to $1.6 in 2003 and cash used of $4.6 in 2002. Cash provided by financing activities in 2004 resulted from net proceeds of approximately $198.0 from the issuance of 7.3% Senior Notes in June 2004, in addition to the exercise of stock options, partially offset by the repurchase of $12.5 of the Corporation's Convertible Notes and normal principal payments on the State of Ohio loan. Cash provided by financing activities in 2003 resulted from the exercise of stock options partially offset by principal payments on the State of Ohio loan. This compares to cash used for financing activities in 2002, which included the repayment of the Corporation's $205.0 credit facility and issuance of the Convertible Notes with net proceeds of $194.0.

Overall, total cash generated in 2004 was $195.7, compared with net cash used in 2003 and 2002 of $5.3 and $30.1, respectively. The Corporation did not pay any shareholder dividends for the years presented. On a regular basis management analyzes the profitability and capital position of the Group and the liquidity of the Corporation, including the Corporation's evaluation of whether to reinstitute a dividend to shareholders of the Corporation or a share repurchase program.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and debt obligations. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies. As of December 31, 2004, approximately $138.3 of statutory surplus was not subject to prior dividend approval requirements. Additional restrictions may result from the minimum net worth and surplus requirements in the credit agreement as disclosed in Item 15, Notes to Consolidated Financial Statements, Footnote 16 on pages 69 and 70 of this Annual Report on Form 10-K.

ITEM 7. CONTINUED

The Corporation has been examined by the Internal Revenue Service for the tax years 1997 through 2001 and is currently in the process of finalizing a settlement. The Corporation believes that the ultimate settlement of these years will not have a material adverse impact on its financial position or results of operations and has provided adequate book reserves for any matters that may not be resolved as part of the settlement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of December 31, 2004 and 2003, the Corporation did not have any off-balance sheet arrangements as defined by Financial Release - 67, "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations."

The following table presents the Corporation's obligations to make future payments under contractual obligations as of December 31, 2004:

                                                                 Payments Due by Period
                                           ------------------------------------------------------------------
                                                         Less than        1-3           3-5       More than 5
Contractual Obligations                      Total         1 year        years         years         years
--------------------------------------     ---------     ---------       ------        ------     -----------
Losses and benefits for policyholders*     $ 2,756.4       $ 664.3       $884.8        $537.5        $  669.8
Long-term debt**                               342.3          15.3         30.7          30.6           265.7
Operating leases                                20.0           5.4          8.8           4.8             1.0
Purchase obligations                            31.6          18.2         11.3           2.1               -
Other long-term liabilities***                 117.6          90.8         18.5           8.3               -
                                           ---------       -------       ------        ------        --------
Total contractual cash
    obligations                            $ 3,267.9       $ 794.0       $954.1        $583.3        $  936.5
                                           =========       =======       ======        ======        ========

* The amounts presented are estimates of the dollar amounts and time periods in which the Group expects to pay its gross loss and LAE reserves. These amounts are based upon historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates. See Item 15, Notes to Consolidated Financial Statements, Footnote 9 on page 66 of this Annual Report on Form 10-K and discussed separately below.

**Excluded from long-term debt obligations are the Convertible Notes with outstanding principal of $188.8 and semi-annual interest payments of $4.7. For additional disclosure, see Item 15, Notes to Consolidated Financial Statements, Footnote 16 on pages 69 and 70 of this Annual Report on Form 10-K and the Debt section below.

***Excluded from other long-term liabilities are pension obligations which are described in Item 15, Notes to Consolidated Financial Statements, Footnote 5 on pages 59-62 of this Annual Report on Form 10-K and disclosed separately below.

In December 2003, the FASB issued a revised Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires a variable interest entity (VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The Corporation currently holds an equity investment, representing a 49% interest, in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with FIN 46. As a result, the entity was consolidated into the Corporation's financial statements during the first quarter of 2004, which resulted in a $1.6 loss, net of tax, due to a cumulative effect of an accounting change. The Corporation's maximum exposure to loss as a result of its involvement with APM is $3.3. See Item 15, Notes to Consolidated Financial Statements, Footnote 18 on page 71 of this Annual Report on Form 10-K for further discussion.

DEBT

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes). The net proceeds from the issuance after related fees and discount were $198.0. In the fourth quarter 2004, the Corporation used part of the net proceeds to repurchase $12.5 of the $201.3 aggregate principal amount of its 5.00% Convertible Notes due March 19, 2022, (Convertible Notes) and intends to use the remainder of the net proceeds to redeem the remainder of its Convertible Notes. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share and earnings dilution. Until the funds are needed for such purposes, the Corporation has invested the net proceeds from the Senior Notes in short-term marketable securities. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

ITEM 7. CONTINUED

The Convertible and Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount of $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) and $6.9 (all related to the Convertible Notes) at December 31, 2004 and 2003, respectively. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

Holders of the Convertible Notes have the option to require the Corporation to purchase all or a portion of the Convertible Notes on March 19 of 2007, 2012 and 2017 at 100% of the principal amount. Further, if a change in control, as defined in the indenture, of the Corporation occurs anytime prior to maturity, holders may require the Corporation to purchase for cash all or a portion of the Convertible Notes at 100% of the principal amount.

Under certain conditions, at the option of the holders, the Convertible Notes may be converted into shares of the Corporation's common stock at the rate of
44.2112 shares per $1,000 principal amount, subject to adjustment in certain circumstances. If the closing sale price of the Corporation's common stock for at least twenty of the thirty consecutive trading days ending on the last trading day of a calendar quarter is more than $24.88, then the Convertible Notes may be converted during the immediately following calendar quarter. Additionally, the Convertible Notes may be converted when the credit rating of the Convertible Notes is below a specified level or withdrawn, or when certain corporate transactions occur. At December 31, 2004, if all the outstanding Convertible Notes were converted, total outstanding common shares would increase by 8.3 million shares compared to 8.9 million shares at December 31, 2003.

After March 22, 2005, the Corporation has the option to redeem all or a portion of the outstanding Convertible Notes at the following redemption prices, expressed as percentages of the principal amount of the Notes:

During the twelve                                 Redemption
months commencing                                   Price
------------------------------------------        ----------
March 23, 2005                                       102 %
March 19, 2006                                       101 %
March 19, 2007 until maturity of the notes           100 %

On February 22, 2005, the Corporation announced that it has commenced an exchange offer under which the Corporation is offering to exchange up to $184.3 of new 5.00% Convertible Notes due 2022 for an equal principal amount of its currently outstanding Convertible Notes. The exchange offer is being made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The new notes will have substantially similar terms to the old notes, except that the new notes will include a net share settlement feature and a cash exchange fee payable to the holder of the old notes in an amount equal to 0.35% of the principal amount of the old notes exchanged. The net share settlement feature will require the Corporation upon conversion to pay cash up to the principal amount of the new notes and pay any conversion consideration in excess of the principal amount in common shares. The exchange offer will expire at 12:00 midnight EST on March 21, 2005, unless extended or terminated by the Corporation. The Corporation plans to redeem all or a portion of the new notes and the old notes, to the extent any remain outstanding, shortly after the completion of this exchange offer. The Corporation intends to use the proceeds of the Senior Note offering discussed above to accomplish this redemption. In 2005, prior to the commencement of this exchange offer, the Corporation repurchased $4.5 of the Convertible Notes in unsolicited negotiated transactions.

The impact of the Convertible Notes on diluted earnings per share is based upon the "if-converted" method. In accordance with EITF 04-8, all diluted earnings per share amounts have been restated since the issuance of the Convertible Notes in March 2002. See Item 15, Notes to Consolidated Financial Statements, Footnote 10 on pages 66 and 67 of this Annual Report on Form 10-K for further discussion.

On July 31, 2002, the Corporation entered into a revolving credit agreement expiring on March 15, 2005. Under the terms of the revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 in fees related

ITEM 7. CONTINUED

to establishing the line of credit and amortizes the fees over the term of the agreement with a remaining unamortized balance at December 31, 2004, of less than $0.1 compared to $0.2 at December 31, 2003. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The revolving credit agreement requires the Corporation to maintain minimum net worth of $800.0. The credit agreement also includes a minimum statutory surplus for the Company of $650.0. Additionally, other financial covenants and other customary provisions, as defined in the agreement, exist. At December 31, 2004, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no amounts outstanding under this revolving credit agreement at either December 31, 2004 or 2003. In February 2005, the revolving credit agreement was renewed, under substantially the same terms and conditions, for one year and will expire on March 15, 2006.

In addition to the debt described above, the Corporation has a $6.5 loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of December 31, 2004, the loan bears a fixed interest rate of 3%, compared to an interest rate of 2% at December 31, 2003. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at December 31, 2004, was $3.2 compared to $3.9 at December 31, 2003.

Interest expense incurred for the period ending December 31, 2004, 2003 and 2002 was $17.5, $10.1 and $9.5, respectively. The increase in interest expense incurred during 2004 is related to the issuance of the Senior Notes.

RATING AGENCIES

Regularly the Group's financial strength is reviewed by independent rating agencies. These agencies may upgrade, downgrade, or affirm their previous ratings of the Group. These agencies may also place an outlook on the Group's rating.

On September 6, 2002, A.M. Best Company (A.M. Best) affirmed the Group's financial strength rating of "A-" and assigned a positive outlook. In addition, A.M. Best assigned an initial rating of "bbb" to the Corporation's Convertible Notes. On August 22, 2003, A.M. Best revised its debt rating criteria and assigned a "bbb-" to the Corporation's Convertible Notes. On December 8, 2003, A.M. Best affirmed the Group's "A-" financial strength rating and the Corporation's "bbb-" senior unsecured debt rating and assigned stable outlooks on the ratings. On June 23, 2004, A.M. Best assigned a "bbb-" rating and a stable outlook to the Corporation's 7.3% Senior Notes.

On March 14, 2002, Fitch, Inc. (Fitch) assigned its "BBB-" rating to the Corporation's Convertible Notes and placed a stable outlook on its rating. On November 5, 2002, Fitch affirmed its "BBB-" rating and stable outlook on the Corporation's Convertible Notes. On January 21, 2004, Fitch assigned a financial strength rating of "A-" to the Group and also affirmed its "BBB-" senior debt and long term issuer ratings. On June 24, 2004, Fitch assigned a "BBB-" rating to the Corporation's 7.3% Senior Notes. On December 21, 2004, Fitch affirmed its financial strength rating of "A-" and re-affirmed its "BBB-" senior debt and long term issuer ratings. The rating outlook remains at stable.

On March 13, 2002, Moody's Investor Services (Moody's) assigned its "Baa2" rating to the Corporation's Convertible Notes. On November 27, 2002, Moody's downgraded the Group's "A2" financial strength rating to "A3" and placed a stable outlook on the Group's rating. Moody's also announced that it placed a "Baa3" rating on the Corporation's Convertible Notes. On June 16, 2003, Moody's affirmed its "Baa3" rating on the Convertible Notes and affirmed the "A3" insurance financial strength ratings on the Group's intercompany pool. Moody's also placed a stable outlook on its ratings. In addition, Moody's also assigned prospective ratings to the $500 universal shelf registration filed on May 8, 2003. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "Baa3", "Ba1" and "Ba2", respectively. On June 29, 2004, Moody's assigned a "Baa3" rating to the Corporation's 7.3% Senior Notes.

ITEM 7. CONTINUED

On March 11, 2002, Standard & Poor's Rating Services (S&P) removed its negative outlook and placed a stable outlook on the Group's "BBB" financial strength rating. S&P also announced that it assigned its "BB" senior debt rating to the Corporation's Convertible Notes. Following the Corporation's announcement of third quarter 2002 results, S&P revised its outlook to negative from stable and indicated that the Group's financial strength rating would be reviewed for possible downgrade. On April 30, 2003, S&P affirmed its "BBB" financial strength rating for the Group and maintained its negative outlook. On May 13, 2003, S&P assigned prospective ratings to the Corporation's universal shelf. The prospective ratings for senior unsecured debt, subordinated debt and preferred stock were "BB", "B+" and "B", respectively. On February 13, 2004, S&P revised its outlook to stable and affirmed its financial strength and debt ratings on the Group and the Corporation. On June 28, 2004, S&P assigned a "BB" rating to the Corporation's 7.3% Senior Notes. On December 29, 2004, S&P revised its outlook to positive from stable, affirmed its "BBB" financial strength rating on the Group's intercompany pool, and affirmed its "BB" senior unsecured debt rating on the Corporation.

Following is a summary of the Corporation's current ratings and rating outlooks as of December 31, 2004:

                                 A.M. Best    Fitch      Moody's     S&P
                                 ---------    -----      -------     --------
Financial strength rating        A-           A-         A3          BBB
Senior unsecured debt rating     bbb-         BBB-       Baa3        BB
Rating outlook                   Stable       Stable     Stable      Positive

Generally, credit ratings affect the cost and availability of debt financing. Often, borrowers with investment grade credit ratings can borrow at lower rates than those available to similarly situated companies with ratings that are below investment grade, and the availability of certain debt products may be greater for borrowers with investment grade credit ratings. Currently, the Corporation is a "split-rated" borrower, having investment grade ratings from A.M. Best, Fitch and Moody's and below investment grade debt rating from S&P. While influenced by conditions in the credit markets, it is reasonable to anticipate that the Corporation's split rating will result in a higher cost of borrowing as compared to borrowers with only investment grade credit ratings. The recent improvement in the rating outlook by S&P is a positive development in the Corporation's rating profile.

STATUTORY SURPLUS

Statutory surplus, a traditional insurance industry measure of financial strength and underwriting capacity, was $972.0 at December 31, 2004, compared with $867.6 at December 31, 2003. Statutory surplus increased 12.0% from 2003 resulting primarily from statutory net income.

The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2004, the Group's net premiums written to surplus ratio was 1.5 to 1 compared to 1.7 to 1 in 2003.

The National Association of Insurance Commissioners (NAIC) has developed a "Risk-Based Capital" formula for property and casualty and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2004 and 2003, all insurance companies in the Group exceeded the necessary capital requirements.

PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a non-contributory defined benefit pension plan and a contributory postretirement healthcare plan. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, rate of compensation increases and health care cost trend rates, as determined by the Company, within certain guidelines. Management reviews the assumptions used in the valuations on an annual basis, or more frequently as needed. The Company considers market conditions, including changes in investment returns, interest rates and inflation in making these assumptions.

ITEM 7. CONTINUED

The Company determines the expected long-term rate of return on plan assets based on the geometric method, which represents the average compound return of the plan assets. Plan assets are comprised primarily of investments in mutual funds, common stocks, corporate bonds, U.S. government securities, real estate investment trusts and other investments. The Company considers the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes, current and expected asset allocation and the expectations for future returns of each asset class when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.75% assumption for 2004 and 2003. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2005 net periodic pension expense by approximately $2.5.

In determining the discount rate assumption, the Company utilizes current market information including analysis of the Moody's "Aa" Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cash flow model of the plan's benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and postretirement medical benefit obligations. The yield curve is comprised of bonds with at least an "Aa" rating with maturities primarily between zero and thirty years. This resulted in the selection of 5.95% for 2004 and 6.15% for 2003.

Unrecognized losses of approximately $49.7 are being recognized over approximately a 13-year period, which represents the average future service period of active participants. Unrecognized gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions."

The Company expects to contribute approximately $8.0 to fund the pension plan during 2005. The source for the funding will be cash flow from operating activities.

Key assumptions used in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (OPEB), under FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," including the assumed discount rate and the assumed rate of increases in future health care costs, are reviewed by management on an annual basis, or more frequently as needed. In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2004, the expected rate of increase in future health care costs was 10% for 2005, declining to 5% in 2014 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004, by approximately $5.1 and increase the postretirement benefit cost for 2004 by $0.9. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004, by approximately $4.6 and decrease the postretirement benefit cost for 2004 by $0.7.

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

ITEM 7. CONTINUED

In 2004, the Company announced changes to its defined benefit retirement plan and defined postretirement health care plans. The Company's traditional defined benefit retirement plan was amended to freeze accrued benefits effective June 30, 2004, and to incorporate a new benefit formula beginning July 2004. As a result of this change in the defined benefit retirement plan, the Company recognized a reduction in net periodic pension cost of $1.9 in 2004 attributable to the amortization of unrecognized prior service cost and has a remaining unrecognized prior service cost of $28.9 at December 31, 2004, which will be ratably recognized over the next 13 years as a reduction of net periodic pension cost. Also effective in July 2004, eligibility for subsidized retiree medical and dental coverage was restricted to then current retirees and employees with 25 or more years of continuous service. Other employees are eligible for access to unsubsidized retiree medical and dental coverage. As a result of this change in the defined postretirement benefit plan, the Company recognized a reduction in net periodic postretirement cost of $5.0 in 2004 attributable to the amortization of unrecognized prior service cost and has a remaining unrecognized prior service cost of $54.3 at December 31, 2004, which will be ratably recognized over the next 9 years as a reduction of net periodic postretirement cost.

For more information on the Company's pension and other postretirement benefit plans, please refer to Item 15, Notes to Consolidated Financial Statements, Footnote 5 on pages 59-62 of this Annual Report on Form 10-K.

LOSS AND LOSS ADJUSTMENT EXPENSES

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves are established for all incurred claims without discounting for the time value of money and before credit for reinsurance recoverable. Actual losses and LAE are adjusted upward or downward as new information is received. These reserves amounted to $2.8 billion and $2.6 billion at December 31, 2004 and 2003, respectively. As of December 31, 2004, the reserves by operating segment were as follows: $1.7 billion Commercial Lines, $0.7 billion Specialty Lines and $0.4 billion Personal Lines.

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

Estimating the ultimate cost of claims is a complex process. This estimation process is based largely on the assumption that actuarial reserving methods, using historical loss experience and applied by experienced reserving actuaries, produces reasonable estimates of future losses on prior insured events. Reserve estimates can change over time because of unexpected changes in the internal and/or external environment. Assumptions internal to company operations include: recording of premium and loss statistics in the appropriate detail is accurate and consistent; claims handling, including the recording of claims, payment and closure rates, and case reserving is consistent; the quality of business written and the mix of business (e.g. states, limits, coverages and deductibles) have been consistent; rate changes and changes in policy provisions have been measured accurately; reinsurance coverage has been consistent and reinsured losses are collectible. Assumptions related to the external environment include: tort law and the legal environment have been and remain consistent; coverage interpretation by the courts has been and remains consistent; regulations regarding coverage provisions have been consistent; and loss inflation is relatively stable. To the extent any of the above factors have changed over time, attempts are made to adjust for the changes.

The following example is presented to illustrate the sensitivity of loss estimates to a change in the stable loss inflation assumption. The impact of an unexpected increase in loss inflation was determined by deriving expected payment patterns for each major product line and applying these patterns to the December 31, 2004, loss and LAE reserves to generate estimated annual payments for each subsequent calendar year. Then, an explicit annual incremental inflationary trend of one percent was applied to the annual payments, and revised loss and LAE payments were calculated. The estimated cumulative impact that this additional unexpected one percent increase in the inflationary trend would have on our results over the lifetime of the underlying claims is shown below.

ITEM 7. CONTINUED

Product Line                               Before-tax Income Reduction
------------------------------------       ---------------------------
Homeowners                                           $  2.4
Personal automobile                                     4.8
Commercial automobile                                   5.5
Workers' compensation                                  45.5
Commercial multi-peril                                 10.6
General liability including umbrella                   27.8

This additional unexpected claims inflation trend could arise from a variety of sources such as a general increase in economic inflation, an increase in tort costs, the introduction of higher cost medical technologies and procedures, changes in the utilization of medical procedures, or increased life expectancy. Unexpected changes to other internal and external assumptions could also generate changes to the expected loss and LAE payments.

The Group has three categories of loss and LAE reserves that it considers highly uncertain, and therefore, could have a material impact on future financial results: asbestos and environmental liability, construction defect and commercial umbrella exposures. These categories are described below with relevant historical data.

In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts with a focus on contracting business. Within the manufacturing category, the Group has concentrated on light manufacturers. Thus the Group's exposure to asbestos is related to installers and distributors as opposed to the large manufacturers. Consequently, the Group believes it does not have exposure to the primary defendants involved in major asbestos litigation. The Group's exposure to environmental liability is due to policies written prior to the introduction of the absolute pollution endorsement in the mid-80's, and to underground storage tanks mostly from New Jersey homeowners policies in recent years. The Group has limited exposures to the national priority list, a list of known or threatened releases of hazardous substances, pollutants, or contaminants throughout the United States.

In 2004 and 2003, respectively, the Group increased loss and LAE reserves by $12.3 and $12.0 for environmental claims. In 2002, the Group re-classified approximately $5.0 of homeowners reserves related to underground storage tanks as environmental reserves. For 2004 and 2003, respectively, the asbestos and environmental reserves, prior to the impact of reinsurance, were $90.8 and $78.0. Asbestos reserves were $38.0 and $37.6, and environmental reserves were $52.8 and $40.4 for 2004 and 2003, respectively.

The Group defines construction defect exposure as liability for allegations of defective work and completed operations losses from general liability, commercial multiple peril liability and umbrella liability policies involving multiple-units (condos/townhouses/apartments/tracts of single family homes), multiple defendants (e.g. developers, sub-contractors), usually with multiple defect issues, and often involving multiple insurance carriers. The Group excludes from the definition, claims related to individual single family homes, apartments/townhomes or other residential properties if the defect issues are limited in scope and volume.

The number of construction defect claims reported in 2004, 2003 and 2002 were 332, 271 and 224, respectively. Paid losses, net of reinsurance, in 2004 were $9.9, compared to $16.5 in 2003 and $11.4 in 2002. Paid claims legal related LAE, net of reinsurance, for construction defect claims were $5.1 in 2004, compared with $4.3 in 2003 and $4.1 in 2002. These totals exclude construction defect losses from the state of California. Although the Group has construction defect losses from California exposure, it excludes California from this data because the Group stopped writing in the state in 1993 and the remaining claims are minimal.

The Group writes commercial umbrella business with large policy limits that are heavily reinsured. The period of time between the loss occurrence, the reporting of the claim to the insurer, and the settlement of the claim can be substantial. The large policy limits coupled with this lengthy time period increase the uncertainty of loss estimates before the application of reinsurance. For 2004 and 2003 loss and LAE reserves prior to reinsurance were $637.1 and $496.0, respectively. For losses occurring in 2004, reinsurance purchased by the Group limits

ITEM 7. CONTINUED

its retention of losses to 100% of the first $1.0, 3.5% of $4.0 excess of $1.0 and 7% of $20 excess of $5.0. The reinsurance purchased in 2003 and 2002 was comparable to that purchased in 2004. For 2004 and 2003 loss and LAE reserves net of reinsurance were $236.1 and $198.5, respectively.

Results for the year 2004 were favorably impacted by losses and LAE incurred for prior accident years totaling $21.8 before tax on an All Lines basis. This amount and those stated below are net of reinsurance, including change in the allowance for uncollectible reinsurance recoverables. Losses and LAE incurred for prior accident years were recognized during the year 2004 due to new information that caused a revision to prior estimates for loss and LAE reserves.

The following table provides the before-tax amount of prior accident year loss and LAE reserve development by reportable segment:

(Favorable) Unfavorable                           2004        2003       2002
-------------------------------------------      ------      ------     -----
Commercial Lines                                 $(15.0)     $ 41.0     $73.9
Specialty Lines                                    (9.4)      (21.3)     (2.2)
Personal Lines                                      2.6        14.4      12.7
                                                 ------      ------     -----
    Total Prior Accident Years' Development      $(21.8)     $ 34.1     $84.4
                                                 ======      ======     =====

For the Commercial Lines operating segment, the favorable loss and LAE development for prior accident years recorded during 2004 was concentrated in the commercial automobile product line. In 2003, the adverse development was concentrated in the general liability, commercial multi-peril and workers' compensation product lines. In 2002, the adverse development was concentrated in the general liability product line, and was heavily impacted by construction defect losses. Commercial automobile and workers' compensation also contributed to the 2002 adverse development.

For the Specialty Lines operating segment, the favorable loss and LAE development for prior accident years recorded during 2004 was concentrated in the commercial umbrella and bonds product lines. In 2003, the favorable development was concentrated in the commercial umbrella product line.

For the Personal Lines operating segment, the adverse loss and LAE development for prior accident years recorded during 2004, 2003 and 2002 was concentrated in the personal automobile including personal umbrella product line.

The following table provides prior year development for loss and LAE by accident year:

                                                  2004        2003       2002
                                                -------      ------     ------
Accident Year 2003                              $ (36.9)     $    -     $    -
Accident Year 2002                                (10.4)      (39.0)         -
Accident Year 2001                                 (0.9)        8.0      (15.8)
Accident Year 2000                                  0.4        29.8       10.2
Accident Year 1999 & prior                         26.0        35.3       90.0
                                                -------      ------     ------
    Total Prior Accident Years' Development     $ (21.8)     $ 34.1     $ 84.4
                                                =======      ======     ======

The amount of statutory loss and LAE reserves by accident year at the beginning of 2004 was $602.8 for accident year 2003, $401.8 for accident year 2002 and $1,124.3 for accident year 2001 and prior.

In the opinion of management, the reserves recorded at December 31, 2004, represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established historical loss and LAE reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

ITEM 7. CONTINUED

REINSURANCE PROGRAMS

The Group maintains several programs that provide reinsurance coverage. The programs in effect for 2004 and key changes in these programs for 2005 are summarized below.

The Group's 2004 property per risk program covers property losses in excess of $1.5 for a single insured, for a single event. This property per risk program covers up to $13.5 in losses in excess of the $1.5 retention level for a single event. The retention on the property per risk excess of loss treaty increased to $2.0 in 2005. The Group's casualty per occurrence program covers liability losses. For 2004, workers' compensation, umbrella and other casualty reinsurance cover losses up to $58.8, $22.4 and $22.8, respectively, in excess of the $1.0 retention level for a single insured event. The 2004 casualty reinsurance treaty includes a layer of coverage of $5.0 in excess of $1.0 that consists of a reinsurance treaty fund managed by the Group, and the Group has title to the assets held in this fund. Ceded premiums are paid by the Group into the reinsurance treaty fund and reinsured losses are paid to the Group under the terms of the reinsurance agreement with various reinsurers. The reinsurers bear the risk of losses in excess of the assets held in the reinsurance treaty fund. The Group's ability to manage the investments of the fund reduces credit risk related to reinsurers. The balance of the reinsurance treaty fund as of December 31, 2004, was approximately $195.0. For 2005, the casualty $5.0 layer excess of $1.0 retention was replaced by two treaties. For casualty other than commercial umbrella, a $4.0 layer excess of $2.0 retention was purchased; the Group retains 15% of the $4.0 layer. For commercial umbrella, a $3.0 layer excess of $2.0 retention was purchased; the Group retains 25% and 50% of the $3.0 layer for supported and unsupported policies, respectively.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from one defined catastrophic occurrence or series of events. The 2004 program provided $80.0 of coverage in excess of the Group's $25.0 retention level. The catastrophe excess of loss treaty changed to $100.0 in excess of $25.0 for 2005. Over the last 20 years, only two events triggered coverage under the catastrophe reinsurance program. Both of these losses exceeded the prior retention amount of $13.0, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring approximately every 250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts as deemed necessary. During the last three fiscal years, no reinsurer accounted for more than 15 percent of total ceded premiums. As a result of these measures, amounts of uncollectible reinsurance have not been significant. For more discussion on the reinsurance recoverable asset, see Item 15, Notes to Consolidated Financial Statements, Footnote 7 on page 64 of this Annual Report on Form 10-K.

ITEM 7. CONTINUED

INVESTMENT PORTFOLIO

The following table sets forth the distribution and other data of invested assets for the years ended December 31, 2004 and December 31, 2003.

                                                             December 31, 2004                    December 31, 2003
                                                             -----------------                    -----------------
                                           Average    Amortized    Carrying     % of        Amortized    Carrying      % of
                                           Rating        Cost        Value      Total          Cost        Value       Total
                                           -------    ---------    --------     -----       ---------    --------      -----
U.S. GOVERNMENT:
   Available-for-sale                        AAA      $    31.9    $   33.4       0.8       $    40.9    $   43.2        1.2
STATES, MUNICIPALITIES, AND POLITICAL
SUBDIVISIONS:
 Investment grade:
   Available-for-sale                        AA+        1,018.4     1,034.6      24.4            76.8        79.1        2.1
CORPORATE SECURITIES:
 Investment grade:
   Available-for-sale                         A         1,562.8     1,686.4      39.7         1,863.6     2,001.4       53.4
   Held-to-maturity                           A+          164.7       164.7       3.9           167.7       167.7        4.5
 Below Investment grade:
   Available-for-sale                        BB-           51.6        58.4       1.4            77.5        84.0        2.2
                                                      ---------    --------     -----       ---------    --------      -----
         Total corporate securities                     1,779.1     1,909.5      45.0         2,108.8     2,253.1       60.1
                                                      ---------    --------     -----       ---------    --------      -----
MORTGAGE-BACKED SECURITIES:
 Investment grade:
   Available-for-sale                        AAA          505.2       524.7      12.4           778.3       799.8       21.3
   Held-to-maturity                          AAA          136.7       136.7       3.2           188.4       188.4        5.0
 Below Investment grade:
   Available-for-sale                        CCC+           6.9         8.6       0.2            14.1        14.7        0.4
                                                      ---------    --------     -----       ---------    --------      -----
         Total mortgage-backed
                    securities                            648.8       670.0      15.8           980.8     1,002.9       26.7
                                                      ---------    --------     -----       ---------    --------      -----
 Total fixed maturities                                 3,478.2     3,647.5      86.0         3,207.3     3,378.3       90.1
 Equity securities                                         98.9       357.4       8.4            77.9       329.0        8.8
 Short-term investments                                   239.9       239.1       5.6            40.4        40.4        1.1
                                                      ---------    --------     -----       ---------    --------      -----
         Total investment portfolio                   $ 3,817.0    $4,244.0     100.0       $ 3,325.6    $3,747.7      100.0
                                                      =========    ========     =====       =========    ========      =====


The fixed maturity portfolio is allocated between investment grade and below investment grade as follows:

                                         December 31, 2004                    December 31, 2003
                                         -----------------                    -----------------
                                   Amortized    Carrying    % of       Amortized    Carrying    % of
                                     Cost        Value      Fixed        Cost        Value      Fixed
                                   ---------    --------    -----      ---------    --------    -----
Total investment grade             $ 3,419.7    $3,580.5     98.2      $ 3,115.7    $3,279.6     97.1
Total below investment grade            58.5        67.0      1.8           91.6        98.7      2.9

The fixed maturity portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale fixed
     securities                             $ 3,176.8    $ 3,346.1     91.7       $ 2,851.2    $ 3,022.2     89.5
Total held-to-maturity fixed securities         301.4        301.4      8.3           356.1        356.1     10.5

The excess of market value over cost was $427.0 compared with $422.1 at year-end 2003. The increase in 2004 was attributable to the increase in the market value of certain equity securities.

During 2004, the Corporation and Group, as a result of improved profitability, changed its investment strategy to increase its investment into tax exempt securities.

The consolidated fixed maturity portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.1 and 4.6 years as of December 31, 2004 and 2003, respectively. The Corporation and the Group remain fully invested and do not time markets.

ITEM 7. CONTINUED

Fixed maturity securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $31.5 and $24.0 at December 31, 2004 and 2003, respectively.

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

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at December 31, 2004 and December 31, 2003:

                          Amortized         Fair         Unrealized
                             Cost          Value            Loss
                          ---------        -----         ----------
2004                         $  1.5        $ 1.4            $  (0.1)
2003                           23.5         22.6               (0.9)

The majority of mortgage-backed security holdings within the fixed maturity portfolio are in sequential structures, planned amortization class and agency pass-through securities. Of this portfolio, $0.2, and $6.2 were invested in more volatile bond classes (e.g. interest-only securities which do not return principal at maturity, super-floater securities which pay interest at a formula rate that is a function of LIBOR and inverse-floater securities which pay interest per a formula that adjusts inversely to changes in LIBOR rates) at December 31, 2004 and 2003, respectively.

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2004, the equity portfolio consisted of stocks in a total of 50 separate entities in 38 different industries. Of this total, 31.2% was invested in five companies and the largest single position was 7.3% of the equity portfolio. At December 31, 2003, the equity portfolio consisted of stocks in 44 separate entities in 35 different industries. Of this total, 32.3% was invested in five companies and the largest single position was 8.1% of the equity portfolio.

In June 2004, the Corporation invested the proceeds of the June 2004 Senior Note offering in short-term instruments. Short-term investments are carried at fair market value on the consolidated balance sheets and produce a lower yield.

The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at December 31, 2004, was $310.8 compared to $318.8 at December 31, 2003.

The Corporation and Group use assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Corporation and Group believe the values of its investments represent fair value, certain estimates could change and lead to changes in fair values due to the inherent uncertainties and judgements involved with accounting measurements.

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

Market Risk - The Corporation and the Group have exposure to losses resulting from potential volatility in interest rates. The Corporation and the Group attempt to mitigate the exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered fixed maturity portfolio with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the fixed maturity investment portfolio are modeled quarterly and reviewed regularly.

Equity Price Risk - Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security's price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between characteristics of the industry and of the individual issuer. The Corporation and the Group attempt to manage nonsystematic risk by maintaining a portfolio that is diversified across industries and companies.

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2004, 2003 and 2002, respectively. The changes selected above reflect management's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events.

Interest rates may, in fact, be much more volatile in the future. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions that may be taken to reduce the exposure in response to market fluctuations.

ITEM 7A. CONTINUED

                             Estimated    Adjusted Market Value
                             Fair Value    as indicated above
                             ----------   ---------------------
December 31, 2004
Interest Rate Risk:
     Fixed maturities        $ 3,649.2         $ 3,463.1
     Short-term investments      239.1             239.1
Equity Price Risk:
     Equity securities           357.4             321.7
                             ---------         ---------
                 Totals      $ 4,245.7         $ 4,023.9
                             =========         =========

December 31, 2003
Interest Rate Risk:
     Fixed maturities        $ 3,378.3         $ 3,222.9
     Short-term investments       40.4              40.4
Equity Price Risk:
     Equity securities           329.0             296.1
                             ---------         ---------
                 Totals      $ 3,747.7         $ 3,559.4
                             =========         =========

December 31, 2002
Interest Rate Risk:
     Fixed maturities        $ 3,139.8         $ 2,997.5
     Short-term investments       49.8              49.8
Equity Price Risk:
     Equity securities           312.5             281.1
                             ---------         ---------
                 Totals      $ 3,502.1         $3 ,328.4
                             =========         =========

Certain assumptions are inherent in the above analysis. An instantaneous and parallel shift in interest rates and a simultaneous decline of 10% in equity prices at December 31, 2004, 2003 and 2002, are assumed. Also, it is assumed that the change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, and Schedules on page 49 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the Corporation's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

ITEM 9A. CONTINUED

(b & c) Management's Annual Report on Internal Control over Financial
        Reporting

        The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system was designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Corporation's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
        (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective based on those criteria.

        The Corporation's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page 73 of this Annual Report on Form 10-K.

(d)     Changes in Internal Control over Financial Reporting

        There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2005 under the headings "Election of Directors," "Other Matters," "Meetings of the Board of Directors and Committees of the Board," "Shareholder Proposals and Nominations" and "Section 16(a) Beneficial Ownership Reporting Compliance." Additionally, incorporated by reference is the "Code of Ethics for Senior Financial Officers" disclosed on the Corporation's website at www.ocas.com.

The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation's Proxy
Statement:

ITEM 10. CONTINUED

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                         Position with Company and/or
                                      Principal Occupation or Employment
Name                     Age             During Last Five Years
----                     ---   ------------------------------------------------
Ralph G. Goode           59    Senior Vice President of the Corporation's
                               insurance subsidiaries since December 1998. Mr.
                               Goode served as Vice President of the
                               Corporation's insurance subsidiaries from October
                               1995 through November 1998.

John S. Kellington       43    Senior Vice President and Chief Technology
                               Officer of the Corporation's insurance
                               subsidiaries since December 2002. Chief
                               Technology Officer of the Corporation's insurance
                               subsidiaries since April 2001. Mr. Kellington
                               served as Chief Architect and Principal, National
                               Insurance Practice of IBM Global Services from
                               1996 to April 2001.

Thomas E. Schadler       54    Senior Vice President and Chief Actuary of the
                               Corporation's insurance subsidiaries since April
                               2001. Mr. Schadler served as Vice President and
                               Chief Actuary of Grange Insurance Company from
                               September 1997 to April 2001 and as Vice
                               President and Chief Actuary of
                               Shelby/Anthem/Vesta Companies from September 1988
                               to September 1997.

Howard L. Sloneker III   48    Senior Vice President of the Corporation's
                               insurance subsidiaries since December 1998. Mr.
                               Sloneker also served as Senior Vice President of
                               the Corporation from December 1998 to April 2002
                               and as Secretary of the Corporation and its
                               subsidiaries from April 1988 to April 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2005 under the headings "Executive Compensation," "Employment and Separation Agreements," "Change in Control Agreements," "Pension Plans," "Report of the Executive Compensation Committee," and "Report of the Audit Committee."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2005 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director," and "Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference herein from these portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2005 under the heading "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference herein from those portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2005 under the heading "Principal Accountant Fees" and "Policies and Procedures Regarding Pre-Approval of Accountant Fees."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS FORM AND REGULATION S-X

                                                                                                    Page Number
                                                                                                   in this Report
                                                                                                   --------------
(1)   The following statements are included herein:

       Consolidated Balance Sheets at December 31, 2004 and 2003                                         50

       Consolidated Statements of Income for the years ended
       December 31, 2004, 2003 and 2002                                                                  51

       Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 2004, 2003 and 2002                                                            52

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2004, 2003 and 2002                                                                  53

       Notes to Consolidated Financial Statements                                                     54-71

       Reports of Independent Registered Public Accounting Firm                                       72-73

(2)    The following financial statement schedules are included herein:

       Schedule I - Consolidated Summary of Investments Other
       than Investments in Related Parties at December 31, 2004                                          75

       Schedule II - Condensed Financial Information of Registrant
       for the years ended December 31, 2004, 2003 and 2002                                              76

       Schedule III - Consolidated Supplementary Insurance
       Information for the years ended December 31, 2004, 2003
       and 2002                                                                                       77-79

       Schedule IV - Consolidated Reinsurance for the years ended
       December 31, 2004, 2003 and 2002                                                                  80

       Schedule V - Valuation and Qualifying Accounts for the years
       ended December 31, 2004, 2003 and 2002                                                            81

       Schedule VI - Consolidated Supplemental Information
       Concerning Property and Casualty Insurance Operations for
       the years ended December 31, 2004, 2003 and 2002                                                  82

(b) EXHIBITS.

    See Index to Exhibits on pages 83 and 84 of this Annual Report on Form 10-K.

ITEM 15.  CONTINUED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (IN MILLIONS, EXCEPT SHARE DATA)               2004        2003
=======================================================  =========   ========
ASSETS
Investments, at fair value:
   Fixed maturities:
      Available for sale, at fair value
           (amortized cost:  $3,176.8 and $2,851.2)      $ 3,346.1   $ 3,022.2
      Held-to-maturity, at amortized cost
           (fair value:  $303.1 and $354.2)                  301.4       356.1
   Equity securities, at fair value
           (cost:  $98.9 and $77.9)                          357.4       329.0
   Short-term investments, at fair value                     239.1        40.4
                                                         ---------   ---------
     Total investments                                     4,244.0     3,747.7

Cash                                                          13.5        16.5
Premiums and other receivables, net of allowance             350.8       347.9
Deferred policy acquisition costs                            159.8       169.3
Property and equipment, net of accumulated depreciation       82.9        89.2
Reinsurance recoverable, net of allowance                    666.5       592.7
Agent relationships, net of accumulated amortization         122.0       142.6
Interest and dividends due or accrued                         49.9        47.5
Other assets                                                  25.6        15.5
                                                         ---------   ---------
     Total assets                                        $ 5,715.0   $ 5,168.9
                                                         =========   =========
LIABILITIES
Insurance reserves:
   Losses                                                $ 2,269.6   $ 2,163.7
   Loss adjustment expenses                                  486.8       464.1
   Unearned premiums                                         715.5       703.0
Debt                                                         383.3       198.0
Reinsurance treaty funds held                                195.0       150.5
Deferred income taxes                                         21.9        12.8
Other liabilities                                            348.0       331.0
                                                         ---------   ---------
     Total liabilities                                     4,420.1     4,023.1

SHAREHOLDERS' EQUITY
Common stock, $.125 par value
   Authorized shares:  150,000,000
   Issued shares:  72,418,344 and 72,418,344                   9.0         9.0
Accumulated other comprehensive income                       259.1       254.7
Retained earnings                                          1,161.5     1,033.4
Treasury stock, at cost:
   (Shares: 10,209,215 and 11,461,301)                      (134.7)     (151.3)
                                                         ---------   ---------
     Total shareholders' equity                            1,294.9     1,145.8
                                                         ---------   ---------
     Total liabilities and shareholders' equity          $ 5,715.0   $ 5,168.9
                                                         =========   =========

See notes to consolidated financial statements

ITEM 15.  CONTINUED

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (IN MILLIONS,
EXCEPT SHARE AND PER SHARE DATA)                                     2004         2003         2002
==============================================================    ==========   ==========   ==========
Premiums and finance charges earned                               $  1,446.8   $  1,424.4   $  1,450.5
Investment income, less expenses                                       201.2        208.7        207.1
Investment gains realized, net                                          23.0         35.9         45.2
                                                                  ----------   ----------   ----------

      Total revenues                                                 1,671.0      1,669.0      1,702.8

Losses and benefits for policyholders                                  777.6        852.5        902.7
Loss adjustment expenses                                               158.7        174.9        227.1
General operating expenses                                             504.9        488.7        499.4
Amortization of agent relationships                                      6.9          7.4         10.2
Write-down of agent relationships                                       13.7         11.3         69.5
Amortization of deferred policy acquisition costs                      365.2        384.0        376.2
Deferral of policy acquisition costs                                  (355.7)      (372.0)      (390.7)
Depreciation and amortization expense                                   13.2         14.6         15.1
                                                                  ----------   ----------   ----------

      Total expenses                                                 1,484.5      1,561.4      1,709.5
                                                                  ----------   ----------   ----------

Income (loss) before income taxes                                      186.5        107.6         (6.7)

Income tax expense (benefit):
   Current                                                              50.0         21.2        (13.9)
   Deferred                                                              6.5         10.6          8.1
                                                                  ----------   ----------   ----------

      Total income tax expense (benefit)                                56.5         31.8         (5.8)
                                                                  ----------   ----------   ----------
Income (loss) before cumulative effect of an accounting change         130.0         75.8         (0.9)

Cumulative effect of an accounting change, net of tax                   (1.6)           -            -
                                                                  ----------   ----------   ----------

Net income (loss)                                                 $    128.4   $     75.8   $     (0.9)
                                                                  ==========   ==========   ==========

Average shares outstanding - basic                                61,509,128   60,848,718   60,494,104
                                                                  ==========   ==========   ==========
Earnings per share - basic
Net income (loss), per share                                      $     2.09   $     1.25   $    (0.01)
                                                                  ==========   ==========   ==========

Average shares outstanding - diluted                              71,508,519   70,224,196   60,494,104
                                                                  ==========   ==========   ==========
Earnings per share - diluted
Net income (loss), per share                                      $     1.89   $     1.18   $    (0.01)
                                                                  ==========   ==========   ==========

See notes to consolidated financial statements

ITEM 15.  CONTINUED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              COMMON    ACCUMULATED
                                                 ADDITIONAL   STOCK        OTHER                               TOTAL
(IN MILLIONS, EXCEPT                    COMMON    PAID-IN    PURCHASE  COMPREHENSIVE  RETAINED   TREASURY  SHAREHOLDERS'
 SHARE DATA)                             STOCK    CAPITAL    WARRANTS     INCOME      EARNINGS    STOCK       EQUITY
====================================    =======  ==========  ========  =============  =========  ========  ============
Balance,
January 1, 2002                         $  11.8  $   4.2     $   21.1    $  274.4     $ 1,221.5  $ (453.0)  $  1,080.0

Net loss                                                                                   (0.9)                  (0.9)
Change in unrealized gain,
   net of deferred income tax
   benefit of $10.0                                                         (18.6)                               (18.6)
Change in minimum pension
   liability, net of deferred income
   tax benefit of $5.2                                                       (9.6)                                (9.6)
                                                                                                            ----------
Other comprehensive loss                                                                                         (29.1)
Net issuance of restricted stock
   (6,000 shares)                                                                                     0.1          0.1
Net issuance of treasury
   stock (613,283 shares)                           (0.1)                                  (0.3)      8.1          7.7
Retirement of treasury stock
   (22,000,000 shares)                     (2.8)    (4.1)                                (283.6)    290.5            -
                                        -------  -------     --------    --------     ---------  --------   ----------
Balance,
December 31, 2002                       $   9.0  $     -     $   21.1     $ 246.2     $   936.7  $ (154.3)  $  1,058.7

Net income                                                                                 75.8                   75.8
Change in unrealized gain,
   net of deferred income tax
   expense of $14.8                                                          27.4                                 27.4
Change in minimum pension
   liability, net of deferred income
   tax benefit of $10.2                                                     (18.9)                               (18.9)
                                                                                                            ----------
Other comprehensive income                                                                                        84.3
Expiration of warrants                                          (21.1)                     21.1                      -
Net issuance of restricted stock
   (11,000 shares)                                                                                    0.1          0.1
Net issuance of treasury
   stock (220,675 shares)                                                                  (0.2)      2.9          2.7
                                        -------  -------     --------    --------     ---------  --------   ----------
Balance,
December 31, 2003                       $   9.0  $     -     $      -     $ 254.7     $ 1,033.4  $ (151.3)  $  1,145.8

Net income                                                                                128.4                  128.4
Change in unrealized gain,
   net of deferred income tax
   expense of $2.0                                                            2.9                                  2.9
Change in minimum pension
   liability, net of deferred
   income tax expense of $0.8                                                 1.5                                  1.5
                                                                                                            ----------
Other comprehensive income                                                                                       132.8
Net issuance of restricted stock
   (55,284 shares)                                                                         (0.5)      0.7          0.2
Net issuance of treasury
   stock (1,196,802 shares)                                                                 0.2      15.9         16.1
                                        -------  -------     --------    --------     ---------  --------   ----------
Balance,
December 31, 2004                       $   9.0  $     -     $      -     $ 259.1     $ 1,161.5  $ (134.7)  $  1,294.9
                                        =======  =======     ========    ========     =========  ========   ==========

See notes to consolidated financial statements

ITEM 15.  CONTINUED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 (IN MILLIONS)                                       2004       2003       2002
========================================================================  ========   ========   ========
CASH FLOWS FROM OPERATING ACTIVITIES:
  OPERATING ACTIVITIES
     Net income (loss)                                                    $  128.4   $   75.8   $   (0.9)
     Adjustments to reconcile net income (loss) to cash from operations:
        Changes in:
           Insurance reserves                                                141.1      228.4      284.9
           Reinsurance treaty funds held                                      44.5       21.1       22.3
           Income taxes                                                       12.0       11.5        2.9
           Premiums and other receivables                                     (2.9)     (23.2)      17.2
           Deferred policy acquisition costs                                   9.5       12.0      (14.5)
           Reinsurance recoverable                                           (73.8)    (172.8)    (182.2)
           Other assets                                                      (13.5)       0.5        2.5
           Other liabilities                                                  13.9       18.0      (33.6)
        Amortization and write-down of agent relationships                    20.6       18.7       79.7
        Depreciation and amortization                                         13.2       14.6       15.1
        Investment gains realized, net                                       (23.0)     (35.9)     (45.2)
                                                                          --------   --------   --------
Net cash provided by operating activities                                    270.0      168.7      148.2
                                                                          --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
     Fixed maturity, available-for-sale                                   (1,702.3)  (1,207.9)  (1,249.2)
     Fixed maturity, held-to-maturity                                         (1.9)      (7.7)         -
     Equity                                                                  (43.3)      (6.1)     (19.5)
  Proceeds from sales of securities:
     Fixed maturity, available-for-sale                                    1,262.5      883.5      948.3
     Equity                                                                   56.8       39.8      100.9
  Proceeds from maturities and calls of securities:
     Fixed maturity, available-for-sale                                      103.6       95.5       62.4
     Fixed maturity, held-to-maturity                                         53.3       17.4          -
     Equity                                                                    3.4       13.7          -
  Property and equipment:
     Purchases                                                                (8.3)      (9.9)     (17.0)
     Sales                                                                     1.8        6.1        0.4
                                                                          --------   --------   --------
Net cash used in investing activities                                       (274.4)    (175.6)    (173.7)
                                                                          --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt:
     Proceeds from the issuance of convertible notes                             -          -      201.3
     Proceeds from the issuance of senior notes                              199.3          -          -
     Repayments                                                              (13.0)      (0.6)    (205.6)
     Payment for deferred financing costs                                        -          -       (0.4)
     Payment of issuance costs                                                (1.3)         -       (7.4)
  Proceeds from exercise of stock options                                     15.1        2.2        7.5
                                                                          --------   --------   --------
Net cash provided by (used in) financing activities                          200.1        1.6       (4.6)
                                                                          --------   --------   --------
Net increase (decrease) in cash and cash equivalents                         195.7       (5.3)     (30.1)
Cash and cash equivalents, beginning of year                                  56.9       62.2       92.3
                                                                          --------   --------   --------
Cash and cash equivalents, end of year                                    $  252.6   $   56.9   $   62.2
                                                                          ========   ========   ========
Additional disclosures:
Interest and related fees paid                                            $   17.0   $   10.3   $   14.9
Income taxes paid (refunded)                                                  44.5        4.4       (7.0)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in millions, except share and per share data, unless otherwise stated)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    NATURE OF BUSINESS

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company, which is one of six property-casualty companies that make up Ohio Casualty Group (the Group), whose primary products consist of insurance for personal auto, homeowners, commercial property, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 29.5% of its 2004 net premiums written generated in the states of New Jersey (11.5%), Pennsylvania (9.1%) and Ohio (8.9%).

B.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States and include the accounts of Ohio Casualty Corporation and its subsidiaries (The Ohio Casualty Insurance Company, West American Insurance Company, Ohio Security Insurance Company, American Fire and Casualty Company, Avomark Insurance Company and Ohio Casualty of New Jersey, Inc.). In accordance with the provisions of Statement of Financial Accounting Standard (FASB) Interpretation 46 (FIN 46) a variable interest entity has also been included in the consolidated financial statements of the Corporation. See Note 18 for further details on the variable interest entity. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant inter-company transactions have been eliminated.

C.    INVESTMENTS

Investment securities are classified into either the held-to-maturity category or available-for-sale category. Fixed maturity securities classified as held-to-maturity are carried at amortized cost because management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, net of deferred tax. Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Variations from prepayment assumptions will affect the life and yield of these securities. Transfers of fixed maturity securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Fair values of fixed maturities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks.

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

      Short-term investments include securities with maturities of 90 days or less at the date of acquisition and are stated at fair value, which approximates cost.

      Realized gains or losses on disposition of investments are determined on the basis of the cost or amortized cost of specific investments sold on the trade date basis.

D.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Corporation's financial instruments include cash and short-term investments which approximate fair value at December 31, 2004 and 2003. The fair value of the convertible and senior notes is based on quoted market prices. As of December 31, 2004, the fair value of the convertible and senior notes was $201.3 and $215.2, respectively. The carrying value of the convertible and senior notes as of December 31, 2004 was $182.5 and $197.6, respectively. The fair value of the convertible notes as of December 31, 2003 was $210.3, compared to a carrying value of $194.3.

E.    PREMIUMS

Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of bad debt allowances determined by management of $4.3 and $4.2 at December 31, 2004 and 2003, respectively.

F.    DEFERRED POLICY ACQUISITION COSTS

Acquisition costs incurred at policy issuance net of applicable reinsurance ceding commissions are deferred and amortized over the term of the policy in order to facilitate a matching of revenues and expenses. Acquisition costs which are deferred consist principally of commissions, brokerage fees, salaries and benefits and other underwriting expenses to include allocations for inspections, taxes, rent and other expenses which vary directly with the acquisition of insurance contracts. Quarterly, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if deferred costs can be recovered through future revenue streams. No recoverability issues were indicated in the periods presented.

G.    PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation of $167.4 and $152.9 at December 31, 2004 and 2003, respectively. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over an estimated useful life of 32 years, furniture and equipment over a three to seven year useful life.

H.    INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheets were $55.2 and $11.4 at December 31, 2004, and $52.0 and $7.2 at December 31, 2003, respectively.

I.    AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The asset represents the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated quarterly in accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involves significant management judgments to evaluate the capacity of an acquired agent relationship to perform within projections. If future projected undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized (See Note 14).

J. LOSS RESERVES

The reserves for unpaid losses and loss adjustment expenses (LAE) are based on estimates of ultimate claim costs, including claims incurred but not reported
(IBNR), salvage and subrogation and inflation without discounting. For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. Reserves are reviewed quarterly using generally accepted actuarial techniques and any resulting adjustments are reflected in current earnings. The estimates are developed using the facts in each case, experience with similar cases and the effects of current developments and anticipated trends. Accordingly there can be no assurance that the ultimate liability will not vary from such estimates.

K.    REINSURANCE

In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Group records its ceded reinsurance transactions on a gross basis and records an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of an allowance of $2.3 and $2.4 as of December 31, 2004 and 2003, respectively. The Group is also required to maintain a reinsurance treaty fund as stipulated by the first layer casualty treaty. The Group deposits premium into the fund and makes withdrawals to pay claims that qualify for that contract of reinsurance. Interest from the securities is shared with the reinsurers. The securities held by the fund are recorded as assets with a corresponding liability on the Corporation's consolidated balance sheets. The ceded reinsurance transactions are recorded in the same manner as all other cessions.

L.    INCOME TAXES

The Corporation files a consolidated federal income tax return. The Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The principal assets and liabilities giving rise to such differences are net unrealized gains/losses on securities, loss reserves, unearned premium reserves, deferred policy acquisition costs and accruals not currently deductible. The Corporation reviews its deferred tax assets for recoverability. At December 31, 2004 and 2003, the Corporation is able to demonstrate that the benefit of its deferred tax assets is fully realizable.

M.    STOCK OPTIONS

The Corporation accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25," Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. See Note 19 for the Corporation's disclosure regarding the adoption of FASB 123(R). Had the Corporation adopted income statement recognition requirements of FASB 123 "Accounting for Stock Based Compensation," the Corporation's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts disclosed below:

                                        2004       2003         2002
                                       -------    -------     --------
Net income (loss)
   As reported:                        $ 128.4    $  75.8     $   (0.9)
   Add:  Stock-based employee
    compensation reported in
    net income (loss), net of
    related tax effect                     0.3        0.1          0.1
   Deduct:  Total stock-based
    employee compensation,
    net of related tax effects             6.4        5.8          4.6
                                       -------    -------     --------
   Pro Forma:                          $ 122.3    $  70.1     $   (5.4)
                                       =======    =======     ========
Basic EPS
   As reported:                        $  2.09    $  1.25     $  (0.01)
   Pro Forma:                          $  1.99    $  1.15     $  (0.09)
Diluted EPS*
   As reported:                        $  1.89    $  1.18     $  (0.01)
   Pro Forma:                          $  1.81    $  1.09     $  (0.09)
                                       =======    =======     ========

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 in 2004, 2003 and 2002. Also see Note 10.

N.    INSURANCE ASSESSMENTS

The Group accrues a liability for insurance related assessments in accordance with SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." As of December 31, 2004 and 2003, the undiscounted liability for these assessments was $8.8 and $8.9, respectively. A portion of these assessments are recoupable by the Group based upon premium tax credits or policyholder surcharges. In accordance with SOP 97-3, the Corporation has established an asset of $1.7 at December 31, 2004. There was no such asset recorded at December 31, 2003. These amounts are expected to be realized in the near future as premium tax credits are used on the tax returns for the respective states and/or policyholder surcharges are collected.

O.    EARNINGS PER SHARE

Earnings per share of common stock is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share includes the effect of the assumed exercise of dilutive common stock options and the convertible debt impact based upon the "if-converted" method as prescribed in EITF 04-8.

P.    CASH AND CASH EQUIVALENTS

Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. Short-term investments are deemed to be cash equivalents. As of December 31, 2004 and 2003, the Group had $8.6 and $7.7, respectively, of cash held in escrow or otherwise subject to withdrawal restrictions.

Q.    USE OF ESTIMATES

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

NOTE 2 -- INVESTMENTS

Investment income is summarized as follows:

                              2004       2003       2002
                             ------     ------     -------
Investment income from:
   Fixed maturities          $208.3     $210.9     $ 207.0
   Equity securities            9.1        8.4         8.6
   Short-term securities        2.4        0.5         0.8
                             ------     ------     -------
Total investment income       219.8      219.8       216.4
Investment expenses            18.6       11.1         9.3
                             ------     ------     -------
Investment income, less
   expenses                  $201.2     $208.7     $ 207.1
                             ======     ======     =======

      The gross realized gains and losses from sales of securities were as follows:

                         Gross      Gross          Net
                       Realized    Realized     Realized
    December 31         Gains      (Losses)       Gains
------------------     --------    --------     --------
              2004     $   50.6    $  (27.6)    $   23.0
              2003         57.3       (21.4)        35.9
              2002         92.3       (47.1)        45.2

      Included in realized losses were the write-down of securities for other than temporary declines in market value of $8.7, $10.5 and $10.9, in 2004, 2003 and 2002, respectively.

      In the first quarter of 2003, the Corporation transferred $368.8 of its fixed maturity securities from the available-for-sale classification into the held-to-maturity classification, which resulted in a $20.9 unrealized holding gain. The remaining unamortized unrealized holding gain of $12.7 and $17.7 as of December 31, 2004 and 2003, respectively, is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. This transfer was made as the Corporation has both the ability to hold investments to maturity and the positive intent to do so. As of December 31, 2004 and 2003, the amortized cost of the held-to-maturity portfolio was $301.4 and $356.1, respectively. The reduction for the year was a result of scheduled payments and maturities on the securities held in this classification.

      Changes in unrealized gains (losses) on investments in securities are summarized as follows:

                                      2004           2003
                                     ------        -------
Unrealized gains (losses):
   Fixed maturity
     securities,                     $ (1.7)       $  (1.2)
     available-for-sale
   Equity securities                    7.4           31.1
   Short-term investments              (0.8)             -
   Transfer of securities to
     held-to-maturity                     -           12.3
   Deferred tax loss                   (2.0)         (14.8)
                                     ------        -------
Net unrealized gains                 $  2.9        $  27.4
                                     ======        =======

      The amortized cost and estimated fair values of investments in available-for-sale fixed maturity and equity securities are as follows:

                                          Gross      Gross    Estimated
                            Amortized   Unrealized Unrealized    Fair
2004                           Cost        Gains     Losses     Value
------------------------    ----------  ---------- ---------- ----------
Securities:
  U.S. Government           $     31.9   $    1.5    $    -   $     33.4
  States, municipalities
   and political               1,018.4       16.9      (0.7)     1,034.6
   subdivisions
  Corporate securities         1,614.4      131.8      (1.4)     1,744.8
  Mortgage-backed
   securities:
   U.S Government Agency           7.2        0.4         -          7.6
   Other                         504.9       22.3      (1.5)       525.7
                            ----------   --------    ------   ----------
Total fixed maturities         3,176.8      172.9      (3.6)     3,346.1
Equity securities                 98.9      259.2      (0.7)       357.4
Short-term
   investments                   239.9          -      (0.8)       239.1
                            ----------   --------    ------   ----------
Total securities            $  3,515.6   $  432.1    $ (5.1)  $  3,942.6
                            ==========   ========    ======   ==========

                                          Gross      Gross    Estimated
                            Amortized   Unrealized Unrealized    Fair
2003                           Cost        Gains     Losses     Value
------------------------    ----------  ---------- ---------- ----------
Securities :
  U.S. Government           $     40.9   $    2.4    $ (0.1)  $     43.2
  States, municipalities
   and political                  76.8        2.5      (0.2)        79.1
   subdivisions
  Corporate securities         1,941.1      152.7      (8.4)     2,085.4
  Mortgage-backed
   securities:
   U.S. Government Agency         12.6        0.6         -         13.2
   Other                         779.8       29.5      (8.0)       801.3
                            ----------   --------    ------   ----------
Total fixed maturities         2,851.2      187.7     (16.7)     3,022.2

Equity securities                 77.9      251.1         -        329.0
Short-term
   investments                    40.4          -         -         40.4

                            ----------   --------    ------   ----------
Total securities            $  2,969.5   $  438.8    $(16.7)  $  3,391.6
                            ==========   ========    ======   ==========

      The amortized cost and estimated fair values of investments in held-to-maturity securities are as follows:

                                          Gross      Gross    Estimated
                            Amortized   Unrealized Unrealized    Fair
2004                           Cost        Gains     Losses     Value
------------------------    ----------  ---------- ---------- ----------
Securities:
  Corporate securities      $    164.7   $    2.9     $(1.0)  $    166.6
  Mortgage-backed
   securities:
      Other                      136.7        0.6      (0.8)       136.5
                            ----------   --------    ------   ----------
Total held-to-maturity
   securities               $    301.4   $    3.5    $ (1.8)  $    303.1
                            ==========   ========    ======   ==========

                                          Gross      Gross    Estimated
                            Amortized   Unrealized Unrealized    Fair
2003                           Cost        Gains     Losses     Value
------------------------    ----------  ---------- ---------- ----------
Securities:
  Corporate securities      $    167.7   $    2.1    $ (2.0)  $    167.8
  Mortgage-backed
   securities:
      Other                      188.4        0.5      (2.5)       186.4
                            ----------   --------    ------   ----------
Total held-to-maturity
   securities               $    356.1   $    2.6    $ (4.5)  $    354.2
                            ==========   ========    ======   ==========

      For securities in an unrealized loss position, the Corporation evaluates the difference between the cost/amortized cost and estimated fair value of the security to determine whether a decline in value is temporary or other than temporary in nature. Securities that had a relatively high degree of decline in value and/or securities that had been in unrealized loss positions for longer, continuous periods of time are more closely reviewed. This assessment includes many factors such as the issuing entity's financial position, financial flexibility, future prospects, management competence, and industry fundamentals. Based on this review, the Corporation makes a judgement as to whether the decline in value is temporary or other than temporary.

The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by the length of time the securities have continuously been in an unrealized loss position as of December 31:

2004
Available-for-sale:

                         Less than 12 months      12 months or longer            Total
                         ---------------------   ---------------------   ----------------------
                         Fair Value Unrealized   Fair Value Unrealized    Fair Value Unrealized
                                      Losses                  Losses                   Losses
                         ---------------------   ---------------------   ----------------------
Securities:
  States, municipal-
   ities and political   $187.8       $ (0.7)     $    -      $    -      $187.8       $ (0.7)
   subdivisions
  Corporate securities     97.7         (1.1)        9.8        (0.3)      107.5         (1.4)
  Mortgage-backed
   securities:
     Other                 88.4         (1.2)       16.5        (0.3)      104.9         (1.5)
                         ------       ------      ------      ------      ------       ------
Total fixed maturities    373.9         (3.0)       26.3        (0.6)      400.2         (3.6)
Equity securities           9.6         (0.7)          -           -         9.6         (0.7)
Short-term                177.4         (0.8)          -           -       177.4         (0.8)
                         ------       ------      ------      ------      ------       ------
Total temporarily
impaired securities      $560.9       $ (4.5)     $ 26.3      $ (0.6)     $587.2       $ (5.1)
                         ======       ======      ======      ======      ======       ======
        -

Held-to-maturity:

                          Less than 12 months    12 months or longer            Total
                         ---------------------   ---------------------   ---------------------
                         Fair Value Unrealized   Fair Value Unrealized   Fair Value Unrealized
                                      Losses                  Losses                  Losses
                         ---------------------   ---------------------   ---------------------
Corporate securities     $ 85.8       $ (1.0)     $    -      $    -      $ 85.8       $ (1.0)
Mortgage-backed
  securities:
     Other                 66.8         (0.7)        9.9        (0.1)       76.7         (0.8)
                         ------       ------      ------      ------      ------       ------
Total temporarily
impaired securities      $152.6       $ (1.7)     $  9.9      $ (0.1)     $162.5       $ (1.8)
                         ======       ======      ======      ======      ======       ======

2003
Available-for-sale:

                         Less than 12 months     12 months or longer            Total
                         -------------------     --------------------    ---------------------
                         Fair Value Unrealized   Fair Value Unrealized   Fair Value Unrealized
                                      Losses                  Losses                  Losses
                         -------------------     --------------------    ---------------------
Securities:
 U.S. Government         $ 14.8       $ (0.1)     $    -      $    -      $ 14.8       $ (0.1)
 States, municipal-
  ities and political
  subdivisions              9.0         (0.2)          -           -         9.0         (0.2)
 Corporate securities     248.4         (6.5)       37.0        (1.9)      285.4         (8.4)
 Mortgage-backed
  securities:
     Other                242.2         (6.8)       19.2        (1.2)      261.4         (8.0)
                         ------       ------      ------      ------      ------       ------
Total fixed maturities    514.4        (13.6)       56.2        (3.1)      570.6        (16.7)
Equity securities           0.7            -         1.6           -         2.3            -
                         ------       ------      ------      ------      ------       ------
Total temporarily
impaired securities      $515.1       $(13.6)     $ 57.8      $ (3.1)     $572.9       $(16.7)
                         ======       ======      ======      ======      ======       ======

Held-to-maturity:

                         Less than 12 months     12 months or longer            Total
                         -------------------     --------------------    ---------------------
                         Fair Value Unrealized   Fair Value Unrealized   Fair Value Unrealized
                                      Losses                  Losses                  Losses
                         -------------------     --------------------    ---------------------
Corporate securities     $106.0       $ (1.8)     $  5.0      $ (0.2)     $111.0       $ (2.0)
Mortgage-backed
  securities:
     Other                115.7         (1.9)       27.7        (0.6)      143.4         (2.5)
                         ------       ------      ------      ------      ------       ------
Total temporarily
impaired securities      $221.7       $ (3.7)     $ 32.7      $ (0.8)     $254.4       $ (4.5)
                         ======       ======      ======      ======      ======       ======

      Based on a review of each security at December 31 2004, the Corporation believes that unrealized losses on these securities were temporary declines in value. In the December 31, 2004 tables above, there are approximately 180 securities represented. Of this total, 7 securities have unrealized loss positions greater than 5% of their market values at December 31, 2004 with none exceeding 25%. This group represents $0.8, or 11.6% of the total unrealized loss position of the Corporation. Of this group, 3 securities, representing approximately $0.6 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining 4 securities in an unrealized loss position for longer than twelve months totaling $0.2 million, the Corporation believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that the Corporation has positive intent and ability to hold the securities until they mature or recover in value.

      Gross gains of $11.8, $19.7 and $15.7 and gross losses of $27.5, $18.2 and $40.9 were realized on the sales of fixed maturity securities in 2004, 2003 and 2002, respectively.

      The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2004 and 2003, these investments had a fair value of $60.9 and $59.6, respectively.

      The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Estimated
                                      Amortized       Fair
Available-for-sale                       Cost         Value
--------------------------------      ---------     ---------
Due in one year or less               $    73.0     $    75.0
Due after one year through five
  years                                   494.5         525.9
Due after five years through ten
  years                                 1,262.3       1,334.9
Due after ten years                       834.9         877.0
Mortgage-backed securities:
   U.S. Government Agency                   7.2           7.6
   Other                                  504.9         525.7
                                      ---------     ---------
Total fixed maturities                $ 3,176.8     $ 3,346.1
                                      =========     =========

                                                    Estimated
                                      Amortized       Fair
Held-to-maturity                         Cost         Value
--------------------------------      ---------     ---------
Due in one year or less               $     2.1     $     2.1
Due after one year through five
  years                                    29.5          29.4
Due after five years through ten
  years                                    96.2          95.8
Due after ten years                        36.9          39.3
Mortgage-backed securities:
   Other                                  136.7         136.5
                                      ---------     ---------
Total fixed maturities                $   301.4     $   303.1
                                      =========     =========

NOTE 3 -- DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are summarized as follows:

                                       2004             2003
                                      ------           ------
Deferred, January 1                   $169.3           $181.3
                                      ------           ------
Additions:
Commissions and brokerage              244.6            243.6
Salaries and employee benefits          51.8             56.2
Other                                   59.3             72.2
                                      ------           ------
Deferral of expense                    355.7            372.0
                                      ------           ------
Amortization to expense                365.2            384.0
                                      ------           ------
Deferred, December 31                 $159.8           $169.3
                                      ======           ======

NOTE 4 -- INCOME TAX

The effective income tax rate is less than the statutory corporate tax rate of 35% for 2004, 2003 and 2002 for the following reasons:

                                        2004          2003         2002
                                        -----        -----        -----
Tax at statutory rate                   $65.3        $37.7        $(2.3)
Tax exempt interest                      (5.8)        (1.3)        (0.9)
Dividends received deduction
    (DRD)                                (1.8)        (2.1)        (2.2)
Proration of DRD and tax
    exempt interest                       1.0          0.4          0.2
Other                                    (2.2)        (2.9)        (0.6)
                                        -----        -----        -----
Actual tax expense
      (benefit)                         $56.5        $31.8        $(5.8)
                                        =====        =====        =====

Income taxes payable were $9.8 and $4.4 at December 31, 2004 and 2003, respectively.

      The components of the net deferred tax liability were as follows:

                                              2004           2003
                                            --------       ---------
Unearned premium proration                  $   45.5       $    35.3
Accrued expenses                                14.5            39.9
NOL and AMT carryforward                           -             1.8
Postretirement benefits                         36.0            37.7
Discounted loss and loss expense reserves       92.1            83.9
                                            --------       ---------
Total deferred tax assets                      188.1           198.6
                                            --------       ---------
Deferred policy acquisition costs              (55.9)          (59.3)
Unrealized gains on investments               (154.1)         (152.1)
                                            --------       ---------
Total deferred tax liabilities                (210.0)         (211.4)
                                            --------       ---------
Net deferred tax liability                  $  (21.9)      $   (12.8)
                                            ========       =========

      The Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary for either period presented.

      The Corporation has been examined by the Internal Revenue Service for the tax years 1997 through 2001 and is currently in the process of finalizing a settlement. The Corporation believes that the ultimate settlement of these years will not have a material adverse impact on its financial position or results of operations and has provided adequate book reserves for any matters that may not be resolved as part of the settlement.

NOTE 5 -- EMPLOYEE BENEFIT PLANS

The Corporation has a non-contributory defined benefit retirement plan, a contributory health care plan, life and disability insurance plans and a savings plan covering substantially all employees. Benefit expenses for these plans are as follows:

                                      2004        2003     2002
                                     ------      ------   ------
Employee benefit costs:
   Retirement plan                   $  3.8      $  4.2   $  0.2
   Postretirement plan                  0.1        10.5     10.6
   Health care insurance               14.9        14.4     18.2
   Life and disability
      insurance                         2.0         1.9      1.7
   Savings plan                         2.9         3.0      2.8
                                     ------      ------   ------
Total                                $ 23.7      $ 34.0   $ 33.5
                                     ======      ======   ======

NON-CONTRIBUTORY DEFINED BENEFIT RETIREMENT PLAN

      Retirement benefits accrued through June 30, 2004 under the Employees Retirement Plan are generally payable to eligible employees upon retirement at age 65 so long as they have completed five years of vesting service or in reduced amounts upon retirement prior to age 65 so long as they have completed ten years of vesting service. Retirement benefits accrued after June 30, 2004 are generally payable to eligible employees upon termination of employment so long as they have completed five years of vesting service. A retiree's benefit amount is based upon their June 30, 2004 benefit, if any, the years of credited service after June 30, 2004 and before age 50, if any, the years of credited service after June 30, 2004 and after attaining age 50, if any, and final average compensation for the five consecutive calendar years of highest salary during the last ten years of service immediately prior to age 65 or, if greater, the average annual compensation paid during the 60 consecutive month period immediately preceding retirement or other termination of employment.

      In 2004, the Corporation announced changes to the defined benefit retirement plan which froze accrued benefits under the plan's then current formula and incorporated a new benefit accrual formula beginning July 2004. As a result of these changes and staff reductions announced during the year, the Corporation recognized a curtailment charge of $0.1 in accordance with FASB 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits."

The net periodic pension cost is determined as follows:

                                  2004    2003      2002
                                 ------  -------   -------
Service cost earned during the
  year                           $  7.7  $   7.2   $   6.7
Interest cost on projected
  benefit obligation               16.8     18.4      17.9
Expected return on plan assets    (21.6)   (21.6)    (22.9)
Amortization of unrecognized
  net asset                           -        -      (1.7)
Amortization of accumulated
  losses                            2.7        -         -
Amortization of unrecognized
  prior service cost               (1.9)     0.2       0.2
Curtailment                         0.1        -         -
                                 ------  -------   -------
Net periodic pension cost        $  3.8  $   4.2   $   0.2
                                 ======  =======   =======

      The following data in the tables below are measured as of September 30, 2004 and 2003. Changes in the benefit obligation during the year:

                                            2004        2003
                                          -------     -------
Benefit obligation at beginning of year   $ 318.2     $ 270.9
                                          -------     -------
Service cost                                  7.7         7.2
Interest cost                                16.8        18.4
Actuarial loss                               19.4        39.1
Benefits paid                               (17.7)      (17.4)
Amendment                                   (32.7)          -
Curtailment                                 (12.2)          -
                                          -------     -------
Benefit obligation at end of year         $ 299.5     $ 318.2
                                          =======     =======

      Changes in retirement plan assets during the year:

                                           2004        2003
                                          -------     -------
Fair value of plan assets at
   beginning of year                      $ 241.7     $ 235.1
                                          -------     -------
Actual return on plan assets                 31.3        24.0
Benefits paid                               (17.7)      (17.4)
Employer contributions as of
   measurement date                           7.5           -
                                          -------     -------
Fair value of plan assets at
   end of year                            $ 262.8     $ 241.7
                                          =======     =======

      A summary of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of the measurement date is as follows:

                                      2004          2003
                                    -------       -------
Projected benefit obligation        $ 299.5       $ 318.2
Accumulated benefit obligation        299.0         284.8
Fair value of plan assets             262.8         241.7

      The Corporation contributed approximately $7.5 to its retirement plan prior to the measurement date and contributed an additional $1.9 during the fourth quarter of 2004. The Corporation did not make any contributions to the retirement plan in 2003. The Corporation expects to contribute approximately $8.0 during the fiscal year 2005.

Retirement plan funding at December 31:

                                        2004          2003
                                      -------       -------
Funded status                         $ (36.7)      $ (76.5)
Unrecognized net gain (loss)             72.1         (77.3)
Unrecognized prior service cost         (29.8)         (1.3)
Employer contribution after
   measurement date                       1.9             -
                                      -------       -------
Accrued pension asset, net of
accrued  liability                    $   7.5       $   2.1
                                      =======       =======

      The net accrued pension asset at December 31, 2004 and 2003 consist of an accrued prepaid asset of $8.6 and $3.0, respectively, for the retirement plan and an accrued liability of $1.1 and $0.9, respectively for the Benefit Equalization Plan, a non-qualified plan.

      Total benefit payments expected to be paid to retirement plan participants, which includes estimated future service, are as follows:

2005                               $  18.5
2006                                  18.5
2007                                  18.5
2008                                  18.5
2009                                  18.7
2010 - 2014                           97.9
                                   -------
Total 2005-2014                    $ 190.6
                                   =======

      Management of the Corporation reviews the assumptions used in the actuarial valuation on an annual basis, or more frequently as needed. Management believes the assumptions listed below are reasonable and appropriate based upon the current level of interest rates for high-quality debt securities, average future rate of return on the plan's target asset allocation and underlying compensation levels and merit increases.

                                2004       2003      2002
                              -------    -------   -------
Measurement date              9/30/04    9/30/03   9/30/02
Expected long-term return
 on plan assets                  8.75%      8.75%     8.50%
Discount rate on plan
 benefit obligations             5.95%      6.15%     7.00%
Expected future rate of
 salary increases                4.00%      4.00%     4.00%

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

      In determining the discount rate assumption, the Corporation utilized current market information including analysis of the Moody's Aa Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cashflow model of the plan's benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and post-retirement medical benefit obligations. The yield curve is comprised of bonds with at least an Aa rating with maturities primarily between zero and thirty years.

      The Corporation considers future changes attributed to general price levels, productivity, seniority, promotion, and other factors when developing the salary increase assumption. In addition, the Corporation compares long-term salary increase estimates to its actual history. Based on 2005 budgeted salary and merit increases, as well as future estimated increases, the Corporation maintained its expected future rate of salary increase at 4.0%.

      The Corporation's targeted ranges of asset allocation for the retirement plan at December 31 by asset category are as follows:

                             2004         2003
                             -----        -----
Equity securities            55-79%       55-79%
Debt securities              22-30%       22-30%
Real estate                   4-10%        4-10%
Other                          0-5%         0-5%

      The retirement plan's weighted-average asset allocation at September 30, 2004 and 2003, the measurement date, by asset category is as follows:

                                     2004          2003
                                     -----         -----
Equity securities                     59.8%         61.4%
Debt securities                       28.7%         21.8%
Real estate                            8.9%          9.3%
Other                                  2.6%          7.5%
                                     -----         -----
   Total                             100.0%        100.0%
                                     =====         =====

      Investments are diversified among capitalization and style within the equity portfolio. Up to 18% of the equity portfolio may be invested in financial markets outside of the United States. In order to minimize equity risk, limitations are placed on the overall amount that can be invested in a single stock at both cost and market value. Equity investments are also diversified across the various economic sectors. Approximately 9.0% of the portfolio is allocated to real estate to further diversify risk.

      Retirement plan assets at December 31, 2004 include $12.4 of the Corporation's common stock at market value compared to $13.5 at December 31, 2003. The retirement plan held 534,464 and 771,964 shares of the Corporation's common stock at December 31, 2004 and 2003, respectively. The retirement plan purchased no additional shares and sold 237,500 shares of the Corporation's common stock during 2004. The retirement plan purchased no additional shares and sold 565,000 shares of the Corporation's common stock during 2003.

      The fair value of the retirement plan assets was less than the accumulated benefit obligation as of September 30, 2004 and 2003, resulting in the recognition of a minimum pension liability of approximately $41.6 and $45.2, of which $1.3 was recognized as an intangible asset in 2003. There was no such intangible asset in 2004. The remaining before tax amounts of $41.6 and $43.9, respectively, represent components of accumulated other comprehensive loss reported in the December 31, 2004 and 2003 consolidated balance sheets.

CONTRIBUTORY POSTRETIREMENT HEALTH CARE PLAN

      The Corporation's health care plan is a predominately managed care plan. Prior to July 1, 2004, retired employees with four or more years of service with the Corporation were eligible to continue to participate in the health care and life insurance plans of the Corporation. In July 2004, the Corporation announced changes related to its postretirement health care plan that limits eligibility for subsidized retiree coverages to the then current retirees and employees with 25 or more years of service as of July 1, 2004 and subsequently then retire. Other employees who retire from the organization are eligible for access to unsubsidized retiree medical and dental coverage until age 65. As a result of these changes and staff reductions announced during the year, the Corporation recognized a curtailment charge of $0.1. Contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Corporation. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are approximately 2,200 active employees and 1,920 retired employees covered by these plans.

      The components of the Corporation's net periodic postretirement benefit cost at December 31:

                                2004       2003        2002
                                -----     ------      ------
Service cost                    $ 0.8     $  2.9      $  2.8
Interest cost                     4.0        7.4         7.6
Amortization of unrecognized     (5.0)       0.2         0.2
   prior service costs
Amortization of net loss          0.2          -           -
Curtailment                       0.1          -           -
                                -----     ------      ------
Net periodic postretirement
   benefit cost                 $ 0.1     $ 10.5      $ 10.6
                                =====     ======      ======

      Changes in the postretirement benefit obligation during the year:

                                               2004         2003
                                              ------       ------
Benefit obligation at beginning of year       $126.4       $108.2
                                              ------       ------
Service cost                                     0.8          2.9
Interest cost                                    4.0          7.4
Benefits paid net of plan
   participants' contributions                  (4.9)        (5.2)
Increase due to actuarial (gain)loss,
   change in discount rate, or other
   assumptions                                  (9.4)        13.1
Amendment                                      (61.5)           -
Curtailment                                     (0.9)           -
                                              ------       ------
Benefit obligation at end of year             $ 54.5       $126.4
                                              ======       ======

      The accrued postretirement benefit liability at December 31:

                                       2004           2003
                                      -------        -------
Accumulated postretirement
   benefit obligation                 $  54.5        $ 126.4
Unrecognized net loss                    (6.9)         (17.6)
Unrecognized prior service
   benefit (cost)                        55.3           (1.2)
                                      -------        -------
Accrued postretirement
   benefit liability                  $ 102.9        $ 107.6
                                      =======        =======

      The postretirement benefit trend and discount rate assumptions are as follows:

                                      2004        2003      2002
                                    -------     -------  ---------
Measurement date                    9/30/04     9/30/03  12/31/02
Medical trend rate                    10.00%      10.00%    10.00%
Ultimate health care trend rate        5.00%       5.00%     5.00%
Year ultimate trend rate reached       2014        2013      2012
Dental trend rate                      5.00%       5.00%     5.00%
Discount rate                          5.75%       6.15%     7.00%

      Management of the Corporation reviews the assumptions used in the actuarial valuation on an annual basis, or more frequently as needed. Management reviews external data and its own historical trends for health care costs to determine the medical and dental trend rates. Management reviews market rates for high quality corporate bonds and fixed income investments consistent with the duration of its liabilities to determine the discount rate. Management believes the assumptions are reasonable and appropriate.

      Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $5.1 and increase the postretirement benefit cost for 2004 by $0.9. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $4.6 and decrease the postretirement benefit cost for 2004 by $0.7.

      Total benefit payments expected to be paid to participants are as follows:

2005                           $ 5.3
2006                             4.7
2007                             4.1
2008                             4.1
2009                             4.1
2010 - 2014                     20.0
                               -----
Total 2005-2014                $42.3
                               =====

EMPLOYEE SAVINGS PLAN

      Employees can contribute a percentage of their eligible compensation to the Employee Savings Plan, a defined contribution plan. During 2004, 2003 and 2002, respectively, the Corporation matched 3% of the first 6% of a participant's contribution to the plan. This match is invested according to the investment direction chosen by the participant. The Corporation contributed $2.9, $3.0 and $2.8 in 2004, 2003 and 2002, respectively for the participant match. In 2004, the Employee Savings Plan added a profit sharing contribution feature for all eligible employees based upon a profitability target established by the Corporation. The profit sharing contribution for 2004 was approximately $3.7, which was accrued at December 31, 2004 and will be contributed to the plan in the first quarter of 2005. Effective January 1, 2005, the provisions of the Corporation's matching contribution was changed to what is known as a 'safe harbor' match. The Corporation's match is $1 for each $1 contributed for the first 3% of a participant's salary contributed and $0.50 for each $1 contributed for the next 2% of a participant's salary contributed. The maximum company match is 4%.

NOTE 6  -  STOCK BASED COMPENSATION

The Corporation has several stock based incentive programs that are utilized to facilitate the Corporation's long-term financial success including the 1999 and 2002 Broad-based Employee Stock Option Plans and a 2002 Stock Incentive Plan. The Corporation's stock based incentive programs are accounted for under APB 25 "Accounting for Stock Issued to Employees."

BROAD-BASED EMPLOYEE STOCK OPTION PLANS

      The Corporation is authorized under provisions of the 1999 and 2002 Broad-based Employee Stock Option Plans to grant options to purchase 1,500,000 and 2,000,000 shares, respectively, of the Corporation's common stock to full time employees and certain part time employees at a price not less than the fair market value of the shares on dates the options are granted.

      The options granted under the 1999 and 2002 Broad-based Employee Stock Option Plans are nonqualified options. The options under both plans are exercisable at any time after the vesting requirements are met. The options also have accelerated vesting provisions for participant retirement, death, or disability, subject to a holding period of twelve months for the 1999 program. Option expiration dates are ten years from the grant date. As of December 31, 2004, there are 293,900 and 2,000,000 remaining options available to be granted for the 1999 and 2002 Broad-based plans, respectively, compared to 259,850 and 2,000,000 remaining options available to be granted as of December 31, 2003, respectively.

2002 STOCK INCENTIVE PLAN

      The 2002 Stock Incentive Plan (the "2002 Plan") was established by the Corporation and is available to employees of the Corporation. The 2002 Plan reserved for issuance an aggregate of 3,000,000 shares. Pursuant to the provisions of the 2002 Plan, 471,537 shares available for issuance under the 1993 plan as well as shares previously awarded and subsequently forfeited under the 1993 plan were made available for issuance under the 2002 Plan. Options are no longer available to grant under the 1993 plan.

      The options granted under the 2002 Plan may be either incentive or non-qualified options as defined by the Internal Revenue Code. The difference affects treatment of the options for income tax purposes by the individual employee and the Corporation. The options under the plan are exercisable at any time after the vesting requirements are met. The plan provides for accelerated vesting for participant retirement, death or disability. Option expiration dates are ten years from the grant date. As of December 31, 2004, there were 1,431,535 remaining options available to be granted under the 2002 Plan compared to 2,362,273 remaining options available to be granted as of December 31, 2003.

      In addition, the 2002 Plan also provides for the grant of Freestanding and/or Tandem Stock Appreciation Rights (SAR) and Restricted Stock. The exercise price of a Freestanding SAR is equal to the fair market value of a share of the Corporation's stock on the grant date. Freestanding SARs provide the recipient with the right to receive payment in cash, stock or a combination of both equal to appreciation in value of a share of stock from the date of grant. At December 31, 2004 and 2003, there were no outstanding Freestanding SARs.

      The exercise price of a Tandem SAR is equal to the exercise price of the related stock option on the grant date. Tandem SARs provide the recipient with the right to receive in cash, stock or a combination of both, equal to the appreciation in value of the optioned stock from the date of grant in lieu of exercise of the stock options held. At December 31, 2004 and 2003, there were no outstanding Tandem SARs.

      Grants of restricted stock provide the recipient with the right to receive shares of the Corporation's stock, upon satisfying the restrictions imposed as a condition to the award, during a specified restriction period. During the restriction period, which is determined at the time of grant, the recipient may exercise full voting rights and is entitled to receive dividends and other distributions paid to shareholders. If dividends or other distributions are paid in shares of stock, those shares are subject to the same restrictions as the underlying restricted stock. Shares of restricted stock may not be sold, transferred, pledged, assigned or otherwise alienated until the end of the applicable restriction period. At the discretion of the Corporation's Executive Compensation Committee, all shares of restricted stock may either be held by the Corporation as escrow agent during the restriction period or issued to the recipient in the form of certificates with a legend describing the restrictions imposed on the shares. During the years ended December 31, 2004, 2003 and 2002, there were 55,284, 11,000 and 6,000 restricted shares issued under either the 1993 plan or 2002 Plan. These grants were made at a weighted average grant date fair value of $19.08, $12.26 and $17.70 in 2004, 2003 and 2002, respectively. At
December 31, 2004, there are 55,284 restricted shares which are under the restriction period. Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of shareholders' equity. The balance is amortized into compensation expense over the restriction period. Unearned stock compensation of $0.8 was recorded as a reduction of shareholders' equity as of December 31, 2004. There was no unearned stock compensation at December 31, 2003. The Corporation has recognized compensation expense on the grants of restricted shares of $0.3, $0.1 and $0.1 in 2004, 2003 and 2002, respectively.

STOCK OPTION PLANS FOR SENIOR EXECUTIVE OFFICERS

      Pursuant to the employment agreements of the Chief Executive Officer and the prior Chief Financial Officer, the Corporation established specific stock option plans for each of these individuals. Under each of these specific plans, the aggregate amount of options granted to purchase shares of the Corporation's common stock was 400,000 in 2002. There were no options granted in 2004 and 2003. The options were granted as nonqualified options. Option expiration dates are ten years from the grant date. The stock options granted vest at 33% per year for three consecutive years. The total amount of stock options granted under the two plans was 1,400,000. There are no additional remaining shares to be granted under these plans.

EMPLOYEE STOCK PURCHASE PLAN

      The Corporation introduced an employee stock purchase plan in 2003 that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount of up to 85% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may purchase no more than twenty-five thousand dollars of Corporation stock in a calendar year. During 2004, 54,030 shares were purchased under the plan compared to 43,618 shares purchased under the plan in 2003. At December 31, 2004 and 2003, there were 1,902,352 and 1,956,382 shares available for future issuance, respectively.

The following table summarizes information about the stock-based compensation plans as of December 31, 2004, 2003 and 2002, respectively, and changes that occurred during the respective years:

                                    2004                      2003                    2002
                            ----------------------    ---------------------   ----------------------
                                         Weighted-                Weighted-                Weighted-
                                            Avg                      Avg                     Avg
                            Shares       Exercise     Shares      Exercise    Shares       Exercise
                             (000)         Price      (000)         Price      (000)         Price
                            -------      ---------    ------      ---------   -------      ---------
Outstanding
 Beginning of year            5,108      $ 13.26       4,491      $   13.40     4,230      $   12.87
   Granted                      895        18.58         936          12.44     1,088          15.85
   Exercised                 (1,133)       13.24        (175)         12.08      (611)         12.42
   Forfeited                    (97)       14.74        (144)         14.91      (216)         17.83
                            -------
Outstanding end of year       4,773      $ 14.23       5,108      $   13.26     4,491      $   13.40
                            =======                   ======                  =======

Options exercisable at
   year end                   3,255      $ 13.34       3,174      $   13.28     2,479      $   13.41

Avg Remaining contractual
   life                        6.97 yrs                 7.43 yrs                 8.00 yrs

Weighted-Avg fair
   value of options
   granted during the year  $  7.36                   $ 6.32                  $  8.36

      The following table summarizes the status of stock options outstanding and exercisable at December 31, 2004:

                                        Stock Options Outstanding             Stock Options Exercisable
                                -----------------------------------------     -------------------------
                                                Weighted-
                                                   Avg          Weighted-                     Weighted-
                                                Remaining         Avg                           Avg
Range of Exercise               Shares         Contractual      Exercise      Shares          Exercise
Prices Per Share                (000)          Life(Years)        Price       (000)             Price
-----------------               ------         ------------     ---------     ------          ---------
$ 8.60 - $ 9.75                    846             6.19         $  9.36          846          $   9.36
$11.20 - $11.46                    110             6.69           11.22          110             11.22
$12.26 - $12.26                    689             8.12           12.26          226             12.26
$12.38 - $12.38                    620             5.16           12.38          620             12.38
$12.82 - $13.26                    493             7.53           13.23          359             13.21
$13.45 - $17.50                    487             6.40           14.69          486             14.70
$17.70 - $18.42                    297             7.16           17.73          225             17.73
$18.51 - $18.51                    766             9.36           18.51            5             18.51
$18.68 - $23.47                    459             5.18           20.42          372             20.77
$23.63 - $23.63                      6             3.41           23.63            6             23.63
                                ------         --------         -------       ------          --------
$8.60 - $23.63                   4,773             6.97         $ 14.23        3,255          $  13.34
                                ======         ========         =======       ======          ========

      Under the provisions of FASB 123, as amended by FASB 148, and further revised by FASB 123(R), which is effective July 1, 2005, the Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 1.8%, expected volatility ranging from 34.84% to 45.39% for 2004, 52.81% for 2003 and 54.98% for 2002, risk free interest rate ranging from 3.6% to 4.6% for 2004, 3.81% for 2003 and 4.74% for 2002, and expected life ranging from five to eight years for 2004 and eight years for 2003 and 2002. During 2004 the Corporation, on a quarterly basis, reviewed and revised the assumptions indicated above, thus resulting in the assumption range in 2004. Had the Corporation adopted the income statement recognition requirements of FASB 123, the additional amount of before-tax compensation expense that would have been recognized in 2004, 2003 and 2002 was $8.0, $7.7 and $6.2, respectively.

NOTE 7  --  REINSURANCE

A reconciliation of direct to net premiums, on both a written and earned basis and a reconciliation of incurred losses is as follows:

                       Direct     Assumed      Ceded      Net
                      --------    -------     -------   --------
2004
   Premiums written   $1,581.3    $  23.1     $(150.5)  $1,453.9
   Premiums earned     1,570.8       21.4      (145.4)   1,446.8
   Losses incurred       873.1       51.4      (146.9)     777.6

2003
   Premiums written   $1,570.4    $  20.0     $(148.8)  $1,441.6
   Premiums earned     1,539.7       16.4      (131.7)   1,424.4
   Losses incurred     1,039.1       38.0      (224.6)     852.5

2002
   Premiums written   $1,536.1    $  16.3     $(103.8)  $1,448.6
   Premiums earned     1,535.9       14.5       (99.9)   1,450.5
   Losses incurred     1,081.2       28.3      (206.8)     902.7

During the last three fiscal years, no reinsurer accounted for more than 15% of total ceded premiums.

      The following components of the reinsurance recoverable asset at December 31, are:

                                          2004        2003
                                        -------      -------
Reserve for unearned premiums           $  65.6      $  60.6
Reserve for losses                        529.9        473.3
Reserve for loss adjustment expenses       42.7         25.7
Allowance for reinsurance recoverable      (2.3)        (2.4)
Reinsurance recoveries on paid losses      30.6         35.5
                                        -------      -------
Reinsurance recoverable                 $ 666.5      $ 592.7
                                        =======      =======

NOTE 8  -- OTHER CONTINGENCIES AND COMMITMENTS

Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Corporation's consolidated balance sheets. The total amount of unpaid annuities was $19.0 and $19.4 at December 31, 2004 and 2003, respectively.

      The Corporation leases certain equipment and many of its operating and office facilities for various terms under long-term, cancelable and non-cancelable operating lease agreements. The leases expire at various dates through 2010 and provide for renewal options ranging from one month to five years. The facility leases provide for increases in future minimum annual rental payments based on such measures as increases in operating expenses and pre-negotiated rates. Also, the facility agreements generally require the Corporation to pay executory costs (utilities, real estate taxes, insurance and repairs). The equipment leases generally require the Corporation to pay taxes as determined by the local taxing authority. Lease expense and related items totaled $5.7, $5.9 and $7.0 during 2004, 2003 and 2002, respectively.

      The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

    Year Ending
    December 31                    Amount
---------------------              ------
2005                               $  5.4
2006                                  5.2
2007                                  3.7
2008                                  2.7
2009 and thereafter                   3.0
                                   ------
Total rental payments              $ 20.0
                                   ======

      Total minimum lease payments do not include contingent rentals that may be paid under certain leases. Contingent rental payments were not significant in 2004, 2003, or 2002.

      In the fourth quarter of 2001, Ohio Casualty of New Jersey Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained by Proformance on the transferred business during the periods of March 2002 through December 2004. If this criteria is not met, OCNJ will have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data through December 31, 2003 as provided by Proformance in the first quarter of 2004, the Group estimated and accrued $9.0 (of which $6.8 was paid in July 2004) related to this obligation. During the second half of 2004, the Group accrued an additional $6.6. At December 31, 2004, the Group has $8.8 accrued in the consolidated financial statements for any possible additional liability that may be incurred based upon the final liability calculation using Proformance's 2004 results. This amount, which is management's best estimate of the liability, reflects the maximum additional amount that could be paid to Proformance. The Corporation expects to resolve the final settlement to be paid to Proformance relative to the surplus guarantee in the first half of 2005.

      A proceeding entitled Carol Murray v. Ohio Casualty Corporation, The Ohio Casualty Insurance Co., Avomark Insurance Co., Ohio Security Insurance Co., West American Insurance Co. (West American), American Fire and Casualty Insurance Co., and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff has filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint seeks overtime compensation for the plaintiff and the class of persons plaintiff seeks to represent. The defendants deny the allegations made in the complaint and are vigorously defending themselves.

      A proceeding entitled Carol Lazarus v. The Ohio Casualty Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. West American filed a motion for summary judgment on December 16, 2003. Plaintiff filed a motion for class certification on February 23, 2004. West American has responded to the motion for class certification stating the motion is untimely (filed more than four years after the initial complaint) and that Carol Lazarus failed to provide sufficient evidence to satisfy the requirements for class certification.

      A proceeding entitled Douglas and Carla Scott v. The Ohio Casualty Insurance Company, West American, American Fire and Casualty Company, and Ohio Security Company was filed in the District Court of Tulsa County, State of Oklahoma and served on January 3, 2005. The proceeding challenges the use of a certain vendor in valuing total loss automobiles. Plaintiff alleges that use of the database results in valuations to the detriment of the insureds. Plaintiff is seeking class status and alleges breach of contract, fraud and bad faith. The lawsuit is in its early stages and will be vigorously defended.

      The proceedings described above and various other legal and regulatory proceedings are currently pending that involve the Corporation and specific aspects of the conduct of its business. The outcome of these proceedings is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these proceedings in excess of amounts currently reserved is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of the Corporation.

NOTE 9  --  LOSSES AND LOSS RESERVES

The following table presents a reconciliation of liabilities for losses and LAE net of reinsurance:

                                  2004        2003        2002
                                --------    --------    --------
Balance as of January 1,
   net of reinsurance
   recoverables of $496.5,
   $354.4 and $168.7            $2,131.3    $2,079.3    $1,982.0
Incurred related to:
   Current year                    958.1       993.3     1,045.4
   Prior years                     (21.8)       34.1        84.4
                                --------    --------    --------
Total incurred                     936.3     1,027.4     1,129.8
                                --------    --------    --------
Paid related to:
   Current year                    354.1       388.6       423.6
   Prior years                     527.4       586.8       608.9
                                --------    --------    --------
Total paid                         881.5       975.4     1,032.5
                                --------    --------    --------

Balance as of December 31,
   net of reinsurance
   recoverables of $570.3,
   $496.5 and $354.4            $2,186.1    $2,131.3    $2,079.3
                                ========    ========    ========

      Each quarter management records its best estimate of the liability for loss and LAE reserves. However, because of the uncertainty inherent in the estimation process, the estimate can change over time as new information is received.

      The 2004 incurred loss and LAE for prior accident years was favorably impacted by $21.8 which includes a $0.1 change in allowance for uncollectible reinsurance. This favorable development was concentrated in the commercial automobile product line in the Commercial Lines operating segment and commercial umbrella and bond product lines in the Specialty Lines operating segment. The 2003 and 2002 incurred loss and LAE for prior accident years were negatively impacted by $34.1 and $84.4. For the year 2003, this development was concentrated in the general liability, workers' compensation and commercial multiple peril product lines of the Commercial Lines operating segment and in the personal auto product line of the Personal Lines operating segment. For the year 2002, this was concentrated in the general liability and commercial auto product lines of the Commercial Lines operating segment and in the personal auto including personal umbrella product line of the Personal Lines operating segment. Approximately $62.0 of loss and LAE, net of reinsurance, was recognized in the third quarter of 2002 related primarily to construction defect claims.

      The following table presents before-tax catastrophe losses incurred and the respective impact on the statutory loss ratio:

                          2004       2003      2002
                          -----      -----     -----
Incurred losses           $43.5      $43.8     $20.8
Statutory loss
   ratio effect             3.0%       3.1%      1.4%

In 2004, 2003 and 2002 there were 22, 21 and 25 catastrophes, respectively. The largest catastrophe in each year was $8.0, $11.5 and $7.5, respectively, in incurred losses. Additional catastrophes with over $1.0 in incurred losses numbered ten, nine and six in 2004, 2003 and 2002, respectively.

      The effect of catastrophes on the Corporation's results cannot be accurately predicted. Consequently, severe weather events, acts of war or terrorist activities could have a material adverse impact on the Corporation's results.

      The Group has three categories of loss and LAE reserves that it considers highly uncertain, and which therefore could have a material impact on future financial results. These are asbestos and environmental liability exposures, construction defect exposures, and commercial umbrella exposures.

      Loss and LAE reserves, net of reinsurance, for asbestos and environmental exposure totaled $81.0 and $68.0 at December 31, 2004 and 2003, respectively. Loss and allocated LAE reserves, net of reinsurance, for construction defect exposure totaled $78.3 and $86.7 at December 31, 2004 and 2003, respectively. Reserves, net of reinsurance, for loss and LAE related to commercial umbrella totaled $236.1 and $198.5 at December 31, 2004 and 2003, respectively.

NOTE 10  --  EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                              2004         2003         2002
                           -----------  -----------  -----------
Net income (loss)          $     128.4  $      75.8  $      (0.9)
Average shares
   outstanding - basic      61,509,128   60,848,718   60,494,104
Basic income (loss)
   per average share       $      2.09  $      1.25  $     (0.01)
                           ===========  ===========  ===========
Net income (loss)          $     128.4  $      75.8  $      (0.9)
Effect of EITF 04-8 on
   net income using
   "if-converted" method           6.9          6.7            -
Adjusted net income
   using "if-converted"
   method                  $     135.3  $      82.5  $      (0.9)
Average shares
   outstanding              61,509,128   60,848,718   60,494,104
Effect of dilutive
   securities                1,152,349      477,974            -
Effect of EITF 04-8          8,847,042    8,897,504            -
                           -----------  -----------  -----------
Average shares
   outstanding - diluted    71,508,519   70,224,196   60,494,104
Diluted income (loss)
   per average share       $      1.89  $      1.18  $     (0.01)
                           ===========  ===========  ===========

      At December 31, 2004 and 2003, 351,418 and 1,485,388 stock options were not included in earnings per share calculations for 2004 and 2003, respectively, as they were anti-dilutive. Stock options are considered anti-dilutive under the "treasury stock method" when the average market price of the stock for the year is less than the exercise price of the stock options. At December 31, 2002, the Corporation reported a net loss per share and therefore all outstanding stock options were considered anti-dilutive as any assumed redemption of stock options using the "treasury stock method" would decrease the reported net loss per share.

      In September 2004, the FASB finalized Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". The EITF is effective for financial periods ending after December 15, 2004. Under the new guidance, the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible security to be treated as outstanding using the "if-converted" method. As a result of this EITF, the Corporation has included approximately 8.9 million shares into its diluted earnings per share calculation using the "if-converted" method. As required by the EITF, all prior period earnings per share amounts have been restated for periods presented subsequent to the March 2002 Convertible Notes issuance. The adoption of EITF 04-8 reduced previously reported diluted earnings per share by $0.06 for the full year 2003. The adoption of EITF 04-8 did not impact the reported diluted earnings per share for the full year 2002 due to the reported net loss as discussed above.

NOTE 11  --  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2004                        First     Second     Third      Fourth
--------------------------  ------    ------     ------     ------
Premiums and
   finance charges earned   $361.1    $367.2     $356.8     $361.7
Net investment income         50.5      48.6       44.9       57.2
Investment gains
   (losses) realized           3.7       3.2       (4.3)      20.4
Income before
   cumulative effect of an
   accounting change          20.8      32.7       19.6       56.9
Net income                    19.2      32.7       19.6       56.9
Basic income per share
   before cumulative
   effect of an
   accounting change          0.34      0.53       0.32       0.92
Basic net income
   per share                  0.31      0.53       0.32       0.92
Diluted net income
   per share before
   cumulative effect of
   an accounting change       0.34      0.52       0.31       0.90
Diluted net income
   per share - as
   reported                   0.31      0.52       0.31       0.90
Effect of EITF 04-8                    (0.04)     (0.01)     (0.08)
Diluted net income
   per share - as restated    0.31      0.48       0.30       0.82


2003                        First     Second     Third      Fourth
--------------------------  ------    ------     ------     ------
Premiums and finance
   charges earned           $349.3    $351.2     $360.4     $363.5
Net investment income         53.2      51.4       51.0       53.1
Investment gains realized     19.3       6.8        5.9        3.9
Net income                    19.9      11.0       17.2       27.7
Basic net income per
   share                      0.33      0.18       0.28       0.46
Diluted net income
   per share - as
   reported                   0.33      0.18       0.28       0.45
Effect of EITF 04-8          (0.02)               (0.01)     (0.03)
Diluted net income
   per share - as             0.31      0.18       0.27       0.42
   restated

      The quarterly diluted earnings per share amounts have been restated for 2004 and 2003 for the adoption of EITF 04-8 as disclosed in Note 10.

NOTE 12  --  COMPREHENSIVE INCOME

Comprehensive income consists of changes in unrealized gains (losses) on securities and a minimum pension liability as detailed below:

2004                          Gross        Tax       Net
-------------------------     ------      -----     ------
Net income                    $184.9      $56.5     $128.4
                              ------      -----     ------
Components of other
comprehensive income:
   Unrealized gains
   arising during the
   period                       38.7       13.8       24.9

   Reclassification
   adjustment for gains
   included in net income      (33.8)     (11.8)     (22.0)

   Minimum pension
   liability                     2.3        0.8        1.5
                              ------      -----     ------
Other comprehensive
   income                        7.2        2.8        4.4
                              ------      -----     ------
Comprehensive income          $192.1      $59.3     $132.8
                              ======      =====     ======


2003                          Gross        Tax        Net
-------------------------     ------     ------     ------
Net income                    $107.6     $ 31.8     $ 75.8
                              ------     ------     ------
Components of other
comprehensive income:
   Unrealized gains
   arising during the
   period                       76.5       26.8       49.7

   Reclassification
   adjustment for gains
   included in net income      (34.3)     (12.0)     (22.3)

   Minimum pension
   liability                   (29.1)     (10.2)     (18.9)
                              ------     ------     ------
Other comprehensive
   income                       13.1        4.6        8.5
                              ------     ------     ------
Comprehensive income          $120.7     $ 36.4     $ 84.3
                              ======     ======     ======


2002                          Gross        Tax         Net
-------------------------     ------     ------     ------
Net loss                      $ (6.7)    $ (5.8)    $ (0.9)
                              ------     ------     ------
Components of other
comprehensive income:
   Unrealized gains
   arising during the
   period                       54.7       19.1       35.6

   Reclassification
   adjustment for gains
   included in net income      (83.4)     (29.2)     (54.2)

   Minimum pension
   liability                   (14.8)      (5.2)      (9.6)
                              ------     ------     ------
Other comprehensive loss       (43.5)     (15.3)     (28.2)
                              ------     ------     ------
Comprehensive loss            $(50.2)    $(21.1)    $(29.1)
                              ======     ======     ======

NOTE 13  -- SEGMENT INFORMATION

The Corporation reviews and determines its reportable segments based upon its method of internal reporting, which is organized by product line. The Corporation aggregates similar insurance products into product lines by accessing the nature of the product. The property and casualty reportable segments are Commercial Lines, Specialty Lines and Personal Lines. These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Corporation also has an all other reportable segment which derives its revenue from investment income.

      Each segment of the Corporation is managed separately. The property and casualty reportable segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements including statutory loss and LAE ratios, statutory combined ratio, premiums written, premiums earned and statutory underwriting gain/loss. The following tables present information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.


Commercial Lines Segment          2004       2003      2002
------------------------------   ------    -------    -------
Net premiums written             $828.2    $ 792.6    $ 762.2
   % change                         4.5%       4.0%      10.5%
Net premiums earned               807.9      777.4      725.6
   % change                         3.9%       7.1%       2.5%
Underwriting loss (before tax)     (0.9)    (101.4)    (123.1)

Specialty Lines Segment           2004       2003      2002
------------------------------   ------    -------    -------
Net premiums written             $135.5    $ 164.9    $ 179.9
   % change                       (17.8)%     (8.3)%     32.2%
Net premiums earned               150.3      162.7      158.5
   % change                        (7.6)%      2.6%      21.4%
Underwriting gain (before tax)     11.5       36.1          -

Personal Lines Segment            2004       2003      2002
------------------------------   ------    -------    -------
Net premiums written             $490.2    $ 484.1    $ 506.5
   % change                         1.3%      (4.4)%    (21.6)%
Net premiums earned               488.4      484.3      566.3
   % change                         0.8%     (14.5)%    (15.2)%
Underwriting gain/(loss)
   (before tax)                    11.0      (27.0)     (62.0)

Total Property & Casualty        2004       2003        2002
------------------------------ --------   --------    --------
Net premiums written           $1,453.9   $1,441.6    $1,448.6
   % change                         0.8%      (0.5)%      (1.6)%
Net premiums earned             1,446.6    1,424.4     1,450.4
   % change                         1.5%      (1.8)%      (3.7)%
Underwriting gain/(loss)
(before tax)                       21.6      (92.3)     (185.1)

All Other                        2004       2003        2002
------------------------------  -------    -------    --------
Revenues                        $   8.2    $   4.8    $    1.2
Write-down and amortization
   of agent relationships         (20.6)     (18.7)      (79.7)
Other expenses                    (22.8)     (12.1)      (10.5)
                                -------    -------    --------
Net loss before income tax      $ (35.2)   $ (26.0)   $  (89.0)

Reconciliation of Revenues         2004        2003        2002
------------------------------   --------    --------    --------
Net premiums earned for
  reportable segments            $1,446.6    $1,424.4    $1,450.4
Net investment income               185.2       204.9       205.8
Realized gains, net                  14.0        31.9        53.0
                                 --------    --------    --------
Total property and casualty
  revenues (Statutory basis)      1,645.8     1,661.2     1,709.2
Property and casualty
   statutory to GAAP
   adjustment                        17.0         3.0        (7.6)
                                 --------    --------    --------
Total revenues property and
  casualty (GAAP basis)           1,662.8     1,664.2     1,701.6
Other segment revenues                8.2         4.8         1.2
                                 --------    --------    --------
Total revenues                   $1,671.0    $1,669.0    $1,702.8
                                 ========    ========    ========

Reconciliation of Underwriting
   Gain/(Loss)  (before tax)     2004       2003       2002
------------------------------  ------     -------    -------
Property and casualty under-
  writing gain/(loss)
  (before tax)
  (Statutory basis)             $ 21.6     $ (92.3)   $(185.1)
Statutory to GAAP adjustment     (15.9)      (13.9)      16.3
Property and casualty under-
  writing gain/(loss)
  (before tax)(GAAP basis)         5.7      (106.2)    (168.8)
Net investment income            201.2       208.7      207.1
Realized gains, net               23.0        35.9       45.2
Write-down and amortization
  of agent relationships         (20.6)      (18.7)     (79.7)
Other expenses                   (22.8)      (12.1)     (10.5)
                                ------     -------    -------
Income (loss) before income
  taxes and cumulative effect
  of an accounting change       $186.5     $ 107.6    $  (6.7)
                                ======     =======    =======

NOTE 14  --  AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the GAI commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $13.7, $11.3 and $69.5 in 2004, 2003 and 2002, respectively, for agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The agent relationships asset balance was $122.0 and $142.6, net of accumulated amortization of $41.4 and $39.1, at December 31, 2004 and 2003, respectively. At December 31, 2004, the remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 19 years.

      Based on historical data the remaining agents have been profitable. Future cancellation of agents included in the agent relationships asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE 15  --  STATUTORY ACCOUNTING INFORMATION

The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred policy acquisition costs, reinsurance, assets not admitted for statutory reporting, agent relationships and the treatment of deferred income taxes.

                             2004       2003        2002
                            ------     ------      ------
Statutory net income        $163.7     $119.1      $ 75.1
Statutory policyholders'
  surplus                    972.0      867.6       725.7

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

      The NAIC has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2004 and 2003, all insurance companies in the Group exceeded the necessary capital requirements.

      The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations and to pay shareholder dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2004, approximately $138.3 of the Company's statutory surplus is not subject to restriction or prior dividend approval requirements compared to approximately $86.8 at December 31, 2003. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum net worth and surplus requirements in the credit agreement.

      The Group paid dividends to policyholders of $1.4, $2.9 and $5.6 in 2004, 2003 and 2002, respectively.

NOTE 16  --  DEBT

The following table represents outstanding debt of the Corporation at December
31:

                                        2004           2003
                                       ------         ------
Convertible Debt (net of
  issuance costs of $6.3 and
  $6.9, respectively)                  $182.5         $194.3
Senior Debt (net of discount
  and issuance costs of $2.4)           197.6              -
Ohio Loan                                 3.2            3.9
Other                                       -           (0.2)
                                       ------         ------
     Total Debt                        $383.3         $198.0
                                       ======         ======

      On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes). The net proceeds from the issuance after related fees and discount were $198.0. In the fourth quarter 2004 the Corporation used part of the net proceeds to repurchase $12.5 of the $201.3 aggregate principal amount of its 5.00% Convertible Notes due March 19, 2022 (Convertible Notes) and intends to use the remainder of the net proceeds to redeem the balance of its Convertible Notes. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The repayment of the Convertible Notes will reduce the potential for significant future share and earnings dilution. Until the funds are needed for such purposes, the Corporation has invested the net proceeds from the Senior Notes in short-term marketable securities. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

      The Convertible and Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount of $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) and $6.9 (all related to the Convertible Notes) at December 31, 2004 and 2003, respectively. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

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

      Under certain conditions, at the option of the holders, the Convertible Notes may be converted into shares of the Corporation's common stock at the rate of 44.2112 shares per $1,000 principal amount, subject to adjustment in certain circumstances. If the closing sale price of the Corporation's common stock for at least twenty of the thirty consecutive trading days ending on the last trading day of a calendar quarter is more than $24.88, then the Convertible Notes may be converted during the immediately following calendar quarter. Additionally, the Convertible Notes may be converted when the credit rating of the Convertible Notes is below a specified level or withdrawn, or when certain corporate transactions occur. At December 31, 2004, if all the outstanding Convertible Notes were converted, total outstanding common shares would increase by 8.3 million shares compared to 8.9 million shares at December 31, 2003.

      After March 22, 2005, the Corporation has the option to redeem all or a portion of the outstanding Convertible Notes at the following redemption prices, expressed as percentages of the principal amount of the Convertible Notes:

During the twelve                                 Redemption
months commencing                                   Price
------------------------------------------        ----------
March 23, 2005                                      102%
March 19, 2006                                      101%
March 19, 2007 until maturity of the notes          100%

      On February 22, 2005, the Corporation announced that it has commenced an exchange offer under which the Corporation is offering to exchange up to $184.3 of new 5.00% Convertible Notes due 2022 for an equal principal amount of its currently outstanding Convertible Notes. The exchange offer is being made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The new notes will have substantially similar terms to the old notes, except that the new notes will include a net share settlement feature and a cash exchange fee payable to the holder of the old notes in an amount equal to 0.35% of the principal amount of the old notes exchanged. The net share settlement feature will require the Corporation upon conversion to pay cash up to the principal amount of the new notes and pay any conversion consideration in excess of the principal amount in common shares. The exchange offer will expire at 12:00 midnight EST on March 21, 2005, unless extended or terminated by the Corporation. The Corporation plans to redeem all or a portion of the new notes and the old notes, to the extent any remain outstanding, shortly after the completion of this exchange offer. The Corporation intends to use the proceeds of the Senior Note offering discussed above to accomplish this redemption. In 2005, prior to the commencement of this exchange offer, the Corporation repurchased $4.5 of the Convertible Notes in unsolicited negotiated transactions.

      The impact of the Convertible Notes on diluted earnings per share is based upon the "if-converted" method. In accordance with EITF 04-8, all diluted earnings per share amounts have been restated since the issuance of the Convertible Notes in March 2002. (See Note 10).

      On July 31, 2002, the Corporation entered into a revolving credit agreement expiring on March 15, 2005. Under the terms of the credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation has capitalized approximately $0.4 in fees related to establishing the line of credit and amortizes the fees over the term of the agreement with a remaining unamortized balance at December 31, 2004 of less than $0.1 compared to $0.2 at December 31, 2003. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The credit agreement also includes a minimum statutory surplus for The Ohio Casualty Insurance Company of $650.0. Additionally, other financial covenants and other customary provisions, as defined in the agreement, exist. At December 31, 2004, the Corporation was in compliance with all financial covenants and other provisions. There were no borrowings outstanding under the revolving line of credit at December 31, 2004 and 2003, respectively. In February 2005 the revolving credit agreement was renewed, under the same terms and conditions, for one year and will expire on March 15, 2006.

      In addition to the debt described above, the Corporation has a $6.5 loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of December 31, 2004, the loan bears a fixed interest rate of 3%, compared to an interest rate of 2% at December 31, 2003. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at December 31, 2004 was $3.2 compared to $3.9 at December 31, 2003.

      Interest expense incurred for the years ending December 31, 2004, 2003 and 2002 was $17.5, $10.1 and $9.5, respectively. The increase in interest expense incurred during 2004 was related to the issuance of the Senior Notes in June 2004.

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

      The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.

NOTE 18  --  VARIABLE INTEREST ENTITY

The Corporation currently holds an equity investment in APM Spring Grove, Inc.
(APM), which was deemed a variable interest entity in accordance with FASB Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46). As a result, APM was consolidated into the Corporation's financial statements effective January 1, 2004, in accordance with the provisions of FIN 46, which resulted in a $1.6 (net of tax) loss due to a cumulative effect of an accounting change. The investment relates to an agreement in 1984, which created APM, whose largest asset is an office building located in Cincinnati, Ohio. APM's only source of revenue is derived from leasing the office building. The rental income on the office building is used by APM to repay principal and interest on bonds owned by the Corporation that were issued to purchase the building. The Corporation's maximum exposure to loss as a result of its involvement with APM is $3.3. As of December 31, 2004, APM had total assets and total liabilities of $0.7 and $2.1, respectively.

NOTE 19  --  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB finalized Statement 123(R), "Share-Based Payment," effective for public companies for interim and annual periods beginning after June 15, 2005. Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Corporation will adopt the provisions of FASB 123(R) effective July 1, 2005.

      FASB 123(R) permits public companies to adopt its requirements using one of two methods: (1) modified prospective or (2) modified retrospective. The Corporation plans to adopt using the modified prospective method in which compensation expense is recognized beginning July 1, 2005 (a) based on the requirements of FASB 123(R) for all share-based payments granted after the July 1, 2005 and (b) based on the requirements of FASB 123 for all awards granted to employees prior to July 1, 2005 that remain unvested on that date.

      The adoption of FASB 123(R) fair value method is expected to increase the Corporation's compensation expense by $3.0 to $4.0 in 2005. This impact could change materially from the estimate based upon the Corporation's use of share-based payments granted in the future. Had the Corporation adopted FASB 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note 6.

      FASB 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

      In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Corporation. The Corporation has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Corporation's overall results of operations or financial position at December 31, 2004. However, as currently written, the consensus could have a significant impact on future results. The Corporation will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       THE BOARD OF DIRECTORS AND SHAREHOLDERS, OHIO CASUALTY CORPORATION

            We have audited the accompanying consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ohio Casualty Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Cincinnati, Ohio
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS, OHIO CASUALTY CORPORATION

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Ohio Casualty Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ohio Casualty Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

            A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            In our opinion, management's assessment that Ohio Casualty Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ohio Casualty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 1, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Cincinnati, Ohio
March 1, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OHIO CASUALTY CORPORATION
                                                   (Registrant)

March 11, 2005                          By: /s/ Dan R. Carmichael
                                            ------------------------------------
                                            Dan R. Carmichael
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2005        /s/ Stanley N. Pontius
                      ----------------------------------------------------------
                      Stanley N. Pontius, Lead Director

March 11, 2005        /s/ Dan R. Carmichael
                      ----------------------------------------------------------
                      Dan R. Carmichael, Chief Executive Officer and Director

March 11, 2005        /s/ Terrence J. Baehr
                      ----------------------------------------------------------
                      Terrence J. Baehr, Director

March 11, 2005
                      ----------------------------------------------------------
                      William P. Boardman, Director


March 11, 2005        /s/ Jack E. Brown
                      ----------------------------------------------------------
                      Jack E. Brown, Director

March 11, 2005        /s/ Catherine E. Dolan
                      ----------------------------------------------------------
                      Catherine E. Dolan, Director

March 11, 2005        /s/ Philip G. Heasley
                      ----------------------------------------------------------
                      Philip G. Heasley, Director

March 11, 2005        /s/ Ralph S. Michael III
                      ----------------------------------------------------------
                      Ralph S. Michael III, Director

March 11, 2005        /s/ Robert A. Oakley
                      ----------------------------------------------------------
                      Robert A. Oakley, Director

March 11, 2005        /s/ Jan H. Suwinski
                      ----------------------------------------------------------
                      Jan H. Suwinski, Director

March 11, 2005        /s/ Michael L. Wright
                      ----------------------------------------------------------
                      Michael L. Wright, Director

March 11, 2005        /s/ Michael A. Winner
                      ----------------------------------------------------------
                      Michael A. Winner, Executive Vice President and Chief
                      Financial Officer

                                                                      Schedule I

                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                  (In millions)

December 31, 2004

                                                                      Amount shown
          Type of investment               Cost           Value     in balance sheet
------------------------------------    ----------      ----------  ----------------
Fixed maturities: Available-for-sale
   Bonds:
      U.S. Government                   $     31.9      $     33.4      $     33.4
      States, municipalities and
        political subdivisions             1,018.4         1,034.6         1,034.6
   Corporate securities                    1,614.4         1,744.8         1,744.8
   Mortgage-backed securities:
      U.S. government guaranteed               7.2             7.6             7.6
      Other                                  504.9           525.7           525.7
                                        ----------      ----------      ----------
         Total fixed maturities
            Available-for-sale             3,176.8         3,346.1         3,346.1

Fixed maturities: Held-to-maturity
   Corporate securities                      164.7           166.6           164.7
   Mortgage-backed securities:
      Other                                  136.7           136.5           136.7
                                        ----------      ----------      ----------
         Total fixed maturities
            Held-to-maturity                 301.4           303.1           301.4

Equity securities:
   Common stocks:
      Banks, trust and insurance
        companies                             21.8           110.6           110.6
      Industrial, miscellaneous and
        all other                             77.1           246.8           246.8
                                        ----------      ----------      ----------
            Total equity securities           98.9           357.4           357.4

Short-term investments                       239.9           239.1           239.1
                                        ----------      ----------      ----------

            Total investments           $  3,817.0      $  4,245.7      $  4,244.0
                                        ==========      ==========      ==========

                                                                     Schedule II

                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                  (In millions)

                                                               2004             2003             2002
                                                            ----------       ----------       ----------
CONDENSED BALANCE SHEET:
   Investment in wholly-owned
      subsidiaries, at equity                               $  1,342.2       $  1,285.0       $  1,197.8

   Investment in fixed maturities and equity
      securities, at fair value                                  133.2             44.2             40.7

   Cash and other assets                                         209.6             18.8             21.0
                                                            ----------       ----------       ----------
         Total assets                                          1,685.0          1,348.0          1,259.5

   Notes payable                                                 383.3            198.0            198.3
   Other liabilities                                               6.8              4.2              2.5
                                                            ----------       ----------       ----------
         Total liabilities                                       390.1            202.2            200.8
                                                            ----------       ----------       ----------
   Shareholders' equity                                     $  1,294.9       $  1,145.8       $  1,058.7
                                                            ==========       ==========       ==========
CONDENSED STATEMENT OF INCOME:
   Dividends from subsidiaries                              $     86.7       $        -       $     25.0

   Undistributed earnings of subsidiaries                         52.0             79.8            (19.3)

   Operating expenses                                            (10.3)            (4.0)            (6.6)
                                                            ----------       ----------       ----------
         Net income (loss)                                  $    128.4       $     75.8       $     (0.9)
                                                            ==========       ==========       ==========
CONDENSED STATEMENT OF CASH FLOWS:
   Operating activities
      Net distributed income (loss)                         $     76.4       $     (4.0)      $     18.4

      Other                                                        2.7              5.4              1.6
                                                            ----------       ----------       ----------
         Net cash provided by operating activities                79.1              1.4             20.0

   Investing activities
      Purchase of fixed maturity and equity securities          (134.2)           (29.1)           (55.5)
      Sales of fixed maturities and equity securities             45.5             26.1             30.5
                                                            ----------       ----------       ----------
         Net cash used in investing activities                   (88.7)            (3.0)           (25.0)

   Financing activities
      Debt:
         Proceeds                                                199.3                -            201.3
         Repayments                                              (13.0)            (0.6)          (205.6)
         Payment for deferred financing costs                        -                -             (0.4)
         Payment for issuance costs                               (1.3)               -             (7.4)

      Proceeds from exercise of stock options                     15.1              2.2              7.5
                                                            ----------       ----------       ----------
         Net cash provided by (used in) financing
              activities                                         200.1              1.6             (4.6)

Net change in cash                                               190.5                -             (9.6)
                                                            ----------       ----------       ----------
Cash and cash equivalents, beginning of year                       0.4              0.4             10.0
                                                            ----------       ----------       ----------
Cash and cash equivalents, end of year                      $    190.9       $      0.4       $      0.4
                                                            ==========       ==========       ==========

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2004

                                         Deferred     Reserves for
                                          policy         unpaid
                                        acquisition    losses and      Unearned     Earned
                                           costs      loss expenses    premiums     premiums
                                        -----------   -------------   ----------   ----------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                     $      98.9   $     1,671.0   $    404.6   $    807.9
   Specialty Lines                             24.4           656.6        127.4        150.3
   Personal Lines                              36.5           428.8        183.5        488.4
Miscellaneous income                              -               -            -          0.2
Allowance for reinsurance recoverable             -               -            -            -
Investment                                        -               -            -            -
                                        -----------   -------------   ----------   ----------
Total property and
   casualty insurance                         159.8         2,756.4        715.5      1,446.8

Corporation                                       -               -            -            -
                                        -----------   -------------   ----------   ----------
      Total                             $     159.8   $     2,756.4   $    715.5   $  1,446.8
                                        ===========   =============   ==========   ==========

                                                                    Amortization
                                                         Losses     of deferred
                                             Net        and loss       policy        General
                                          investment    expenses    acquisition     operating    Premiums
                                            income      incurred       costs         expenses     written
                                          ----------    --------    ------------    ---------    ---------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                       $        -    $  527.1    $      206.7    $    80.5    $   828.2
   Specialty Lines                                 -        71.4            57.0         16.3        135.5
   Personal Lines                                  -       337.9           101.5         42.8        490.2
Miscellaneous income                               -           -               -            -            -
Allowance for reinsurance recoverable              -        (0.1)              -            -            -
Investment                                     196.9           -               -            -            -
                                          ----------    --------    ------------    ---------    ---------
Total property and
   casualty insurance                          196.9       936.3           365.2        139.6      1,453.9

Corporation                                      4.3           -               -         43.4            -
                                          ----------    --------    ------------    ---------    ---------
      Total                               $    201.2    $  936.3    $      365.2    $   183.0    $ 1,453.9
                                          ==========    ========    ============    =========    =========

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

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2003

                                         Deferred     Reserves for
                                          policy         unpaid
                                        acquisition    losses and      Unearned       Earned
                                           costs      loss expenses    premiums      premiums
                                        -----------   -------------    ---------    -----------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                     $     100.7   $     1,661.2    $   385.3    $     777.4
   Specialty Lines                             30.2           512.5        135.8          162.7
   Personal Lines                              38.4           454.1        181.9          484.3
Allowance for reinsurance recoverable             -               -            -              -
Investment                                        -               -            -              -
                                        -----------   -------------    ---------    -----------

Total property and
   casualty insurance                         169.3         2,627.8        703.0        1,424.4

Corporation                                       -               -            -              -
                                        -----------   -------------    ---------    -----------
      Total                             $     169.3   $     2,627.8    $   703.0    $   1,424.4
                                        ===========   =============    =========    ===========

                                                                       Amortization
                                                          Losses       of deferred
                                            Net          and loss         policy        General
                                         investment      expenses      acquisition     operating       Premiums
                                           income        incurred         costs         expenses       written
                                         -----------    -----------    ------------    ----------    ------------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                      $         -    $     590.3    $      212.6    $     80.2    $      792.6
   Specialty Lines                                 -           54.8            62.8          11.9           164.9
   Personal Lines                                  -          380.4           108.6          27.1           484.1
Allowance for reinsurance recoverable              -            1.9               -             -               -
Investment                                     204.9              -               -             -               -
                                         -----------    -----------    ------------    ----------    ------------
Total property and
   casualty insurance                          204.9        1,027.4           384.0         119.2         1,441.6

Corporation                                      3.8              -               -          30.8               -
                                         -----------    -----------    ------------    ----------    ------------
      Total                              $     208.7    $   1,027.4    $      384.0    $    150.0    $    1,441.6
                                         ===========    ===========    ============    ==========    ============

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

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2002

                                          Deferred     Reserves for
                                           policy         unpaid
                                        acquisition     losses and      Unearned        Earned
                                           costs       loss expenses    premiums       premiums
                                        -----------    -------------    ----------    -----------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                     $      92.8    $     1,564.7    $    370.0    $     725.6
   Specialty Lines                             33.2            378.0         116.4          158.5
   Personal Lines                              55.3            491.0         182.3          566.3
Miscellaneous income                              -                -             -            0.1
Allowance for reinsurance recoverable             -                -             -              -
Investment                                        -                -             -              -
                                        -----------    -------------    ----------    -----------
Total property and
   casualty insurance                         181.3          2,433.7         668.7        1,450.5

Corporation                                       -                -             -              -
                                        -----------    -------------    ----------    -----------
      Total                             $     181.3    $     2,433.7    $    668.7    $   1,450.5
                                        ===========    =============    ==========    ===========

                                                                     Amortization
                                                         Losses      of deferred
                                            Net         and loss        policy         General
                                         investment     expenses     acquisition      operating     Premiums
                                           income       incurred        costs         expenses       written
                                         ----------    ----------    ------------     ----------    ----------
Segment
Property and
   casualty insurance:
Underwriting
   Commercial Lines                      $        -    $    571.9    $      187.7     $     80.6    $    762.2
   Specialty Lines                                -          79.2            52.1           15.2         179.9
   Personal Lines                                 -         478.2           136.4           17.5         506.5
Miscellaneous income                              -             -               -              -             -
Allowance for reinsurance recoverable             -           0.5               -              -             -
Investment                                    205.8             -               -              -             -
                                         ----------    ----------    ------------     ----------    ----------
Total property and
   casualty insurance                         205.8       1,129.8           376.2          113.3       1,448.6

Corporation                                     1.3             -               -           90.2             -
                                         ----------    ----------    ------------     ----------    ----------
      Total                              $    207.1    $  1,129.8    $      376.2     $    203.5    $  1,448.6
                                         ==========    ==========    ============     ==========    ==========

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

                                                                     Schedule IV

                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                  (In millions)
                          December, 2004, 2003 and 2002

                                                                                                                      Percent of
                                                                                                                        amount
                                                                          Ceded to        Assumed                      assumed
                                                            Gross          other         from other        Net          to net
                                                            amount        companies      companies        amount        amount
                                                          ----------      ----------     ----------     ----------     ----------
Year Ended December 31, 2004

      Premiums written
      ----------------
      Property and casualty insurance                     $  1,581.2      $    150.4     $     23.1     $  1,453.9            1.6%
      Accident and health insurance                              0.1             0.1              -              -              -
                                                          ----------      ----------     ----------     ----------

      Total premiums written                                 1,581.3           150.5           23.1        1,453.9            1.6%

      Change in unearned premiums and finance charges                                                         (7.3)
                                                                                                        ----------
      Total premiums and finance charges earned                                                            1,446.6
      Miscellaneous income                                                                                     0.2
                                                                                                        ----------
      Total premiums and finance charges earned                                                         $  1,446.8
                                                                                                        ==========

Year Ended December 31, 2003

      Premiums written
      ----------------
      Property and casualty insurance                     $  1,570.3      $    148.7     $     20.0     $  1,441.6            1.4%
      Accident and health insurance                              0.1             0.1              -              -              -
                                                          ----------      ----------     ----------     ----------

      Total premiums written                                 1,570.4           148.8           20.0        1,441.6            1.4%

      Change in unearned premiums and finance charges                                                        (17.2)
                                                                                                        ----------
      Total premiums and finance charges earned                                                         $  1,424.4
                                                                                                        ==========

Year Ended December 31, 2002

      Premiums written
      ----------------
      Property and casualty insurance                     $  1,536.0      $    103.7     $     16.3     $  1,448.6            1.1%
      Accident and health insurance                              0.1             0.1              -              -              -
                                                          ----------      ----------     ----------     ----------

      Total premiums written                                 1,536.1           103.8           16.3        1,448.6            1.1%

      Change in unearned premiums and finance charges                                                          1.7
                                                                                                        ----------
      Total premiums and finance charges earned                                                            1,450.3
      Miscellaneous income                                                                                     0.2
                                                                                                        ----------
      Total premiums and finance charges earned                                                         $  1,450.5
                                                                                                        ==========

                                                                      Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                  (in millions)

                                   Balance at                    Balance at
                                    beginning     Charged to       end of
                                    of period      expenses        period
                                   ----------     ----------     ----------
Year ended December 31, 2004
    Reserve for bad debt               $4.2           $0.1           $4.3
    Reserve for uncollectible
      reinsurance recoverable           2.4           (0.1)           2.3

Year ended December 31, 2003
    Reserve for bad debt               $4.3          ($0.1)          $4.2
    Reserve for uncollectible
      reinsurance recoverable           0.5            1.9            2.4

Year ended December 31, 2002
    Reserve for bad debt               $8.4          ($4.1)          $4.3
    Reserve for uncollectible
      reinsurance recoverable             -            0.5            0.5

                                                                     Schedule VI

                   Ohio Casualty Corporation and Subsidiaries
           Consolidated Supplemental Information Concerning Property
                       and Casualty Insurance Operations
                                  (In millions)

                                           Reserves for
                             Deferred      unpaid claims
                              policy        and claim                                    Net
    Affiliation with        acquisition    adjustment        Unearned      Earned    investment
       registrant             costs         expenses         premiums     premiums     income
                            -----------    -------------     --------     ---------  ----------
Property and casualty
  subsidiaries

Year ended December 31,
 2004                       $     159.8    $     2,756.4     $  715.5     $ 1,446.8  $    196.9
                            ===========    =============     ========     =========  ==========

Year ended December 31,
 2003                       $     169.3    $     2,627.8     $  703.0     $ 1,424.4  $    204.9
                            ===========    =============     ========     =========  ==========

Year ended December 31,
 2002                       $     181.3    $     2,433.7     $  668.7     $ 1,450.5  $    205.8
                            ===========    =============     ========     =========  ==========

                                  Claims and claim
                                adjustment expenses     Amortization      Paid
                                incurred related to     of deferred      claims
                               --------------------       policy       and claim
    Affiliation with            Current      Prior      acquisition    adjustment   Premiums
       registrant                 year       years        costs         expenses     written
-----------------------        ----------- --------     ------------   -----------  --------
Property and casualty
  subsidiaries

Year ended December 31,
 2004                          $  958.1     $ (21.8)      $  365.2     $   881.5    $ 1,453.9
                               ========     =======       ========     =========    =========

Year ended December 31,
 2003                          $  993.3     $  34.1       $  384.0     $   975.4    $ 1,441.6
                               ========     =======       ========     =========    =========

Year ended December 31,
 2002                          $1,045.4     $  84.4       $  376.2     $ 1,032.5    $ 1,448.6
                               ========     =======       ========     =========    =========

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

Exhibit 4a       Certificate of Adjustment by the Registrant dated as of July
                 1, 1999

Exhibit 10.1 Form of Change in Control Agreement entered into between the Registrant and Mike E. Sullivan

Exhibit 10.2 Amended and Restated Ohio Casualty Corporation Directors Deferred Compensation Plan

Exhibit 10.3 Form of Stock Option Agreement entered into between the Registrant and Dan R. Carmichael for stock options granted on December 12, 2002, 2001 and 2000, respectively

Exhibit 21       Subsidiaries of the Registrant

Exhibit 23 Consent of Independent Registered Public Accounting Firm to incorporation of their opinion by reference in Registration Statements on Forms S-3 (Nos. 333-29483, 333-88532, and 333-105092) and Form S-8 (Nos. 333-42944, 333-73738,
                 333-73740, 333-88398 and 333-91906)

Exhibit 31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)

Exhibit 31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule
                 13(a)-14(a)/15(d)-14(a)

Exhibit 32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibits incorporated by reference:

Exhibit 3(i) Articles of Incorporation, as amended, filed as Exhibit 3 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 3(ii) Code of Regulations, as amended, filed as Exhibit 3.1 to the Registrant's SEC Form 10-Q on May 13, 2003

Exhibit 4b First amendment to the Amended and Restated Rights Agreement dated as of February 19, 1998, signed November 8, 2001, filed as Exhibit 4b to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 4c Ohio Casualty Corporation's Registration Statement for Convertible Notes due 2022 filed on Form S-3 (333-88532) on May 17, 2002

Exhibit 4d First Amendment to the Ohio Casualty Corporation's Registration Statement for Convertible Notes due 2022 filed on Form S-3A (333-88532) on June 4, 2002

Exhibit 4e Ohio Casualty Corporation's Registration Statement for Universal Shelf filed on Form S-3 (333-105092) on May 8, 2003

Exhibit 4f First Supplemental Indenture dated as of June 29, 2004, between Ohio Casualty Corporation and Citibank, N.A. as trustee, relating to the Senior Notes, filed as Exhibit 4.1 to the Registrant's SEC Form 8-K on June 30, 2004

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                          INDEX TO EXHIBITS, CONTINUED

Exhibit 10a Employment Agreement with Dan R. Carmichael dated December 12, 2000, filed as Exhibit 10 to the Registrant's SEC Form 10-K on March 30, 2001

Exhibit 10b Separation Agreement with Donald F. McKee dated May 10, 2004, filed as Exhibit 10.1 to the Registrant's SEC Form 8-K on May 10, 2004

Exhibit 10c Stock Option Agreement for Directors' year 2000 grant, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 10d Stock Option Agreement for Executive Vice President and Chief Financial Officer dated September 19, 2001, filed as
                  Exhibit 10.6 to the Registrant's SEC Form 10-K on March 27,
                  2003

Exhibit 10e Replacement carrier agreement between Ohio Casualty of New Jersey, Inc. and Proformance Insurance Company and its parent, National Atlantic Holdings Corporation, filed as Exhibit 10k to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 10f Ohio Casualty Corporation 2002 Stock Incentive Program, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10g       Ohio Casualty Corporation 2002 Employee Stock Purchase
                  Plan, filed as Exhibit 10.3 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10h Credit Agreement dated as of July 31, 2002 between Ohio Casualty Corporation and LaSalle Bank National Association and certain other lenders, filed as Exhibit 10 to the Registrant's SEC Form 10-Q on August 14, 2002

Exhibit 10i Amended and Restated Ohio Casualty Corporation Director's Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10j The Ohio Casualty Insurance Company Supplemental Executive Savings Plan, amended effective June 1, 2002 filed as Exhibit
                  10.2 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10k The Ohio Casualty Insurance Company 2002 Officer Annual Incentive Program filed as Exhibit 10.3 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10l The Ohio Casualty Insurance Company 2003 Executive Management Team Annual Incentive Program filed as Exhibit 10 to the Registrant's SEC Form 10-Q on August 3, 2004

Exhibit 10m The Ohio Casualty Insurance Company Benefit Equalization Plan filed as Exhibit 10.4 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10n The Ohio Casualty Insurance Company Deferred Compensation Plan (Dan R. Carmichael) filed as Exhibit 10.5 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10o Form of Amended Change in Control Agreement entered into between the Registrant and each of the following executive officers: John S. Busby, Debra K. Crane, Ralph G. Goode, John
                  S. Kellington, Elizabeth M. Riczko, Thomas E. Schadler, Michael A. Winner, Derrick D. Shannon and Howard L. Sloneker III filed as Exhibit 1e to the Registrant's SEC Form 10-K on March 12, 2004

Exhibit 10p Ohio Casualty Corporation Agent Share Plan on Form S-3 (333-29483) filed as Exhibit 4.1 to the Registrant's SEC Form 10-K on March 12, 2004