Form 10-Q
period 2005-03-31
OHIO CASUALTY CORP
filed 2005-04-27
CIK 73952

==============================================================================

			 UNITED STATES SECURITIES AND
			     EXCHANGE COMMISSION
			  Washington, D. C.   20549

				 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2005.
				    --------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                 to
				     --------------    ---------------


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

					   Yes      X              No

      On April 26, 2005, there were __________ shares of common stock outstanding.







				 Page 1 of 29
==============================================================================

				    INDEX


									Page
									----
PART I        FINANCIAL INFORMATION
  Item 1.     Financial Statements                                        3
  Item 2.     Management's Discussion and Analysis of
		Financial Condition and Results of Operations            15
  Item 3.     Quantitative and Qualitative Disclosures about
		Market Risk                                              28
  Item 4.     Controls and Procedures                                    28

PART II       OTHER INFORMATION
  Item 6.     Exhibits                                                   28

Signature                                                                29
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

PART I

ITEM 1.   FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
							      March 31,     December 31,
(in millions, except share data) (Unaudited)                    2005            2004
==========================================================================================
Assets
Investments, at fair value:
   Fixed maturities:
      Available-for-sale, at fair value
	  (amortized cost:  $3,271.9 and $3,176.8)           $   3,376.8     $   3,346.1
      Held-to-maturity, at amortized cost
	  (fair value:  $291.6 and $303.1)                         294.2           301.4
   Equity securities, at fair value
	  (cost:  $98.6 and $98.9)                                 351.9           357.4
   Short-term investments, at fair value                           273.1           239.1
-------------------------------------------------------------------------------------------
     Total investments                                           4,296.0         4,244.0
Cash                                                                11.4            13.5
Premiums and other receivables, net of allowance                   327.7           350.8
Deferred policy acquisition costs                                  154.2           159.8
Property and equipment, net of accumulated depreciation             82.3            82.9
Reinsurance recoverable, net of allowance                          701.4           666.5
Agent relationships, net of accumulated amortization               117.6           122.0
Interest and dividends due or accrued                               46.7            49.9
Other assets                                                        40.6            25.6
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,777.9     $   5,715.0
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,318.5     $   2,269.6
   Loss adjustment expenses                                        492.7           486.8
   Unearned premiums                                               698.1           715.5
Debt                                                               378.9           383.3
Reinsuance treaty funds held                                       196.1           195.0
Deferred income taxes                                                3.9            21.9
Other liabilities                                                  398.1           348.0
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,486.3         4,420.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Accumulated other comprehensive income                             213.5           259.1
Retained earnings                                                1,198.6         1,161.5
Treasury stock, at cost:
   (Shares:  9,785,978; 10,209,215)                               (129.5)         (134.7)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,291.6         1,294.9
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,777.9     $   5,715.0
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

CONSOLIDATED STATEMENTS OF INCOME

									Three Months
								      Ended March 31,
(in millions, except share and per share data) (Unaudited)          2005            2004
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     362.3     $     361.1
Investment income, less expenses                                    48.4            50.5
Investment gains realized, net                                         -             3.7
-------------------------------------------------------------------------------------------
	 Total revenues                                            410.7           415.3

Losses and benefits for policyholders                              191.1           195.2
Loss adjustment expenses                                            42.9            41.2
General operating expenses                                         114.0           137.3
Amortization of agent relationships                                  1.6             1.8
Write-down of agent relationships                                    2.8             5.4
Amortization of deferred policy acquisition costs                   87.1            92.3
Deferral of deferred policy acquisition costs                      (81.4)          (91.0)
Depreciation and amortization expense                                2.9             3.2
-------------------------------------------------------------------------------------------
	 Total expenses                                            361.0           385.4
-------------------------------------------------------------------------------------------
Income before income taxes                                          49.7            29.9

Income tax expense (benefit):
   Current                                                           5.6            11.3
   Deferred                                                          6.4            (2.2)
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   12.0             9.1

Income before cumulative effect of an accounting change             37.7            20.8

Cumulative effect of an accounting change, net of tax                  -            (1.6)
-------------------------------------------------------------------------------------------

Net income                                                   $      37.7     $      19.2
===========================================================================================

Average shares outstanding - basic                            62,359,823      61,064,480
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.60     $      0.31
===========================================================================================

Average shares outstanding - diluted                          71,675,055      62,143,049
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.55     $      0.31
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


						  Accumulated
						     other                                     Total
(in millions, except                   Common    comprehensive    Retained     Treasury     shareholders'
share data) (Unaudited)                Stock         income       earnings       stock        equity
------------------------------------------------------------------------------------------------------------
Balance
January 1, 2004                         $ 9.0       $ 254.7      $ 1,033.4     $ (151.3)     $ 1,145.8

Net income                                                            19.2                        19.2
Change in unrealized gain,
   net of deferred income tax
   benefit of $25.3                                    47.1                                       47.1
Change in minimum pension
   liability, net of deferred income tax
   benefit of $10.5                                    19.5                                       19.5
											      ---------
Other comprehensive income                                                                        85.8
Net issuance of restricted stock
   (20,000 shares)                                                    (0.3)         0.3              -
Net issuance of treasury
   stock (244,748 shares)                                             (0.1)         3.2            3.1
------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2004                          $ 9.0       $ 321.3      $ 1,052.2     $ (147.8)     $ 1,234.7
============================================================================================================

Balance
January 1, 2005                         $ 9.0       $ 259.1      $ 1,161.5     $ (134.7)     $ 1,294.9

Net income                                                            37.7                        37.7
Change in unrealized gain,
   net of deferred income tax
   expense of $24.6                                   (45.6)                                     (45.6)
											      ----------
Other comprehensive income                                                                        (7.9)
Net issuance of restricted stock
   (8,664 shares)                                                     (0.1)         0.1              -
Net issuance of treasury
   stock (414,573 shares)                                             (0.5)         5.1            4.6
------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2005                          $ 9.0       $ 213.5      $ 1,198.6     $ (129.5)     $ 1,291.6
============================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS

									   Three Months
									  Ended March 31,
(in millions) (Unaudited)                                               2005           2004
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                  $      37.7     $      19.2
      Adjustments to reconcile net income to cash
      provided by operations:
	 Changes in:
	    Insurance reserves                                           37.4            69.9
	    Reinsurance treaty funds held                                 1.1             7.8
	    Income taxes                                                  2.0             8.0
	    Premiums and other receivables                               23.1             1.8
	    Deferred policy acquisition costs                             5.6             1.3
	    Reinsurance recoverable                                     (34.9)          (39.3)
	    Other assets                                                  1.1            (3.2)
	    Other liabilities                                           (28.2)          (16.4)
	 Amortization and write-down of agent relationships               4.4             7.2
	 Depreciation and amortization                                    6.9             4.9
	 Investment gains realized, net                                     -            (3.7)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                56.2            57.5
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                               (221.5)         (285.3)
      Fixed maturity, held-to-maturity                                   (0.2)           (0.8)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                                177.7           139.6
      Equity                                                              0.6             1.9
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                                 15.1            62.5
      Fixed maturity, held-to-maturity                                    6.6            13.5
      Equity                                                                -             3.3
   Property and equipment
      Purchases                                                          (2.4)           (0.9)
      Sales                                                                 -             0.2
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (24.1)          (66.0)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt repayments                                                       (4.7)           (0.1)
   Proceeds from exercise of stock options                                4.5             3.0
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                      (0.2)            2.9
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     31.9            (5.6)
Cash and cash equivalents, beginning of period                          252.6            56.9
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $     284.5     $      51.3
=================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of March 31, 2005 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows all for the three months ended March 31, 2005 and 2004, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the consolidated financial statements and notes thereto included in the Corporation's 2004 Annual Report on Form 10-K. The results of operation for the period ended March 31, 2005 are not necessarily indicative of the results of operation for the full year.

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

To conform the three months ended March 31, 2004 presentation to the adjusted presentation in the Annual Report on Form 10-K for the year ended December 31, 2004, $2.9 of underwriting expenses have been reclassified to loss adjustment expenses for the period ending March 31, 2004.

The premiums receivable balance is presented net of bad debt allowances determined by management of $4.3 at March 31, 2005 and December 31, 2004. Property and equipment are carried at cost less accumulated depreciation of $169.7 and $167.4 at March 31, 2005 and December 31, 2004, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $2.3 at March 31, 2005 and December 31, 2004.

NOTE II - STOCK OPTIONS

The Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted income statement recognition requirements of Financial Accounting Standard Board (FASB) 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

						Three Months Ended March 31
(in millions, except per share data)                2005             2004
---------------------------------------------------------------------------
Net income
  As reported                                      $37.7            $19.2
  Add:  Stock-based employee compensation
    reported in net income, net of related
    tax effect                                       0.1                -
  Deduct:  Total stock-based employee
    compensation, net of related tax effects         1.0              1.3
						   -----            -----
  Pro forma                                        $36.8            $17.9
Basic EPS
  As reported                                      $0.60            $0.31
  Pro Forma                                        $0.59            $0.29
Diluted EPS*
  As reported                                      $0.55            $0.31
  Pro Forma                                        $0.53            $0.29
===========================================================================

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the three months ended March 31, 2005. Also See Note III.

See Note X - Recently Issued Accounting Standards for additional information pertaining to FASB 123(R) - "Share-Based Payment."

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:


						Three Months Ended March 31
(in millions, except per share data)                2005             2004
---------------------------------------------------------------------------
Net income                                         $37.7            $19.2
Weighted average common shares
  outstanding - basic (thousands)                 62,360           61,064
Income before cumulative effect of
  an accounting change                             $0.60           $ 0.34
Cumulative effect of an accounting change          $   -           $(0.03)
Basic net income per weighted average share        $0.60           $ 0.31
===========================================================================
Net income                                         $37.7           $ 19.2
Effect of EITF 04-8 on net income using
  "if-converted" method                            $ 1.6           $    -
Adjusted net income using "if-converted" method    $39.3           $    -
Weighted average common shares
  outstanding (thousands)                         62,360           61,064
Effect of dilutive securities (thousands)          1,346            1,079
Effect of EITF 04-8 (thousands)                    7,969                -
---------------------------------------------------------------------------
Weighted average common shares
  outstanding - diluted (thousands)               71,675           62,143

Income before cumulative effect of
  an accounting change                             $0.55           $ 0.34

Cumulative effect of an accounting change          $   -           $(0.03)

Diluted net income per weighted average share      $0.55           $ 0.31
============================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. As required by the EITF, all prior period earnings per share amounts would need to be restated for periods presented subsequent to the March 2002 Convertible Notes issuance. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. However, for the three months ended March 31, 2004, the impact would have been anti-dilutive, accordingly these amounts were not restated.

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

Each segment of the Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements determined on a GAAP basis, which includes loss, loss adjustment and underwriting expense ratios, combined ratio, premiums earned, underwriting gain/loss and statutory premiums written. The following tables present information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

			Three Months Ended March 31
			      ($ in millions)

Commercial Lines Segment                          2005               2004
---------------------------------------------------------------------------
Net premiums written                            $205.6             $212.2
  % Change                                        (3.1)%              3.4%
Net premiums earned                              205.6              197.8
  % Change                                         3.9%               4.2%
Underwriting loss (before tax)                   (12.9)              (5.7)


Specialty Lines Segment                           2005               2004
---------------------------------------------------------------------------
Net premiums written                             $39.1              $34.8
  % Change                                        12.4%               5.8%
Net premiums earned                               35.1               41.7
  % Change                                       (15.8)%              8.6%
Underwriting gain (before tax)                     1.3                4.1


Personal Lines Segment                            2005               2004
---------------------------------------------------------------------------
Net premiums written                            $113.8             $117.0
  % Change                                        (2.7)%              2.5%
Net premiums earned                              121.6              121.6
  % Change                                           -                0.4%
Underwriting gain/(loss) (before tax)             27.7              (12.3)


Total Property & Casualty                         2005               2004
---------------------------------------------------------------------------
Net premiums written                            $358.5             $364.0
  % Change                                        (1.5)%              3.4%
Net premiums earned                              362.3              361.1
  % Change                                         0.3%               3.4%
Underwriting gain/(loss) (before tax)             16.1              (13.9)


All Other                                         2005               2004
---------------------------------------------------------------------------
Revenues                                        $  3.1              $ 1.5
Write-down and amortization of
  agent relationships                             (4.4)              (7.2)
Other expenses                                   (10.4)              (3.2)
----------------------------------------------------------------------------
Net loss before income taxes                    $(11.7)             $(8.9)

				      9


Reconciliation of Revenues                        2005               2004
---------------------------------------------------------------------------
Net premiums earned for
  reportable segments                           $362.3             $361.1
Net investment income                             44.2               49.6
Realized gains, net(a)                           136.3                5.0
---------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                              542.8              415.7
Property and casualty statutory to
  GAAP adjustment                               (135.2)              (1.9)
----------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                   407.6              413.8
Other segment revenues                             3.1                1.5
---------------------------------------------------------------------------
Total revenues                                  $410.7             $415.3
===========================================================================

(a) The net realized gains reflected above on a statutory accounting basis are the result of inter-company transfers of equity securities within the Group, which for statutory purposes are recorded as if the securities were sold. For GAAP accounting, the statutory realized gains/losses on inter-company transfers of securities are not recognized until the security is disposed of outside of the Corporation.


Reconciliation of Underwriting
Loss (before tax)                                2005               2004
---------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax) (Statutory basis)    $20.5            $  (3.9)
Statutory to GAAP adjustment                     (4.4)             (10.0)
---------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax) (GAAP basis)          16.1              (13.9)
Net investment income                            48.4               50.5
Realized gains, net                                 -                3.7
Write-down and amortization of agent
  relationships                                  (4.4)              (7.2)
Other expenses                                  (10.4)              (3.2)
---------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                $49.7             $ 29.9
===========================================================================

NOTE V - AGENT RELATIONSHIPS
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $2.8 and $5.4 in the first quarter of 2005 and 2004, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 19 years. At March 31, 2005 and December 31, 2004, the unamortized carrying value of the agent relationships asset was $117.6 and $122.0, respectively. The agent relationships asset is recorded net of accumulated amortization of $42.1 and $41.4 at March 31, 2005 and December 31, 2004, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheets were $55.8 and $12.6 at March 31, 2005 and $55.2 and $11.4 at December 31, 2004, respectively.

NOTE VII - DEBT

On March 22, 2005 the Corporation exchanged $65.6 of its 5.00% Convertible Notes due March 19, 2022 (Old Notes), for $65.6 of new 5.00% Convertible Notes due March 19, 2022 (New Notes and collectively the Convertible Notes). The only change in the New Notes was the incorporation of a net share settlement feature. Also on this date, the Corporation announced its intention to fully redeem before maturity its Old and New Notes at their regular redemption price of 102% of the principal amount plus accrued interest to, but excluding, the redemption date of May 2, 2005. Prior to 5:00 p.m. New York City time, on April 29, 2005, one business day prior to the redemption date, holders of the Convertible Notes can elect to convert such Convertible Notes in accordance with their terms. Upon conversion, the Corporation will be obligated to pay the principal amount of the converted New Notes in cash and any conversion consideration in excess of the principal amount in the Corporation's common stock. Upon conversion of the Old Notes, the Corporation will be obligated to deliver 44.2112 of its common stock for each $1,000 principal amount of Old Notes surrendered for conversion. If all the Old Notes were converted, total outstanding common shares would increase by 5.2 million shares at March 31, 2005 and 8.3 million shares at December 31, 2004. On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used part of the net proceeds to repurchase $17.0 of the Old Notes ($4.5 in the first quarter of 2005 and $12.5 in the fourth quarter of 2004) in unsolicited negotiated transactions and intends to use the remainder of the net proceeds to redeem the balance of its Convertible Notes on May 2, 2005 at 102% of par. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The redemption of the Convertible Notes will reduce future share and earnings dilution. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

The Convertible and Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $8.5 ($6.1 related to the Convertible Notes and $2.4 related to the Senior Notes) at March 31, 2005 and $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) at December 31, 2004. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

The impact of the Convertible Notes on diluted earnings per share is based upon the "if-converted" method. In accordance with EITF 04-8, all diluted earnings per share amounts have been restated since the issuance of the Convertible Notes in March 2002. See Note III - Earnings Per Share of this Quarterly Report on Form 10-Q and Item 15, Notes to Consolidated Financial Statements, Footnote 10 on pages 66 and 67 of the Corporation's 2004 Annual Report on Form 10-K for further discussion.

On July 31, 2002, the Corporation entered into a revolving credit agreement with an expiration date of March 15, 2005. In February 2005, the revolving credit agreement was renewed, under substantially the same terms and conditions, and will expire on March 15, 2006. Under the terms of the revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation capitalized approximately $0.4 in fees related to establishing the line of credit and amortized the fees over the term of the agreement. In addition, the Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The revolving credit agreement requires the Corporation to maintain minimum net worth of $800.0. The credit agreement also includes a minimum statutory surplus for the Company of $650.0. Additionally, other financial covenants and other customary provisions, as defined in the agreement, exist. At March 31, 2005, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no amounts outstanding under this revolving credit agreement at either March 31, 2005 or December 31, 2004.

In addition to the debt described above, the Corporation has a $6.5 loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of and for the three months ended March 31, 2005, the loan bears a fixed interest rate of 3%, compared to an interest rate of 2% as of and for the three months ended March 31, 2004. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at March 31, 2005, was $3.1, compared to $3.2 at December 31, 2004.

Interest expense incurred for the period ending March 31, 2005 and 2004 was $6.0 and $2.6, respectively.

NOTE VIII - CONTINGENCIES

In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The transaction effectively exited the Group from the New Jersey private passenger auto market. The Group continues to write private passenger auto in other markets. The contract stipulates that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the periods of March 2002 through December 2004. If this criteria is not met, OCNJ will have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data provided by Proformance, the Group has paid $6.8 to Proformance in settlement of this obligation through December 31, 2003. At December 31, 2004, based upon information provided by Proformance, the Group had accrued $8.8 to cover this estimated additional liability. Late in the first quarter of 2005, the Group, based on revised information provided by Proformance subsequent to the Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated liability and related accrual to $4.4 at March 31, 2005. The Corporation expects to resolve the final settlement to be paid to Proformance relative to the surplus guarantee in the second quarter of 2005.

A proceeding entitled Carol Murray v. the Corporation, the Company, Avomark Insurance Co., Ohio Security Insurance Co. (Ohio Security), West American Insurance Co. (West American), American Fire and Casualty Insurance Co. (American Fire), and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff has filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint seeks overtime compensation for the plaintiff and the class of persons plaintiff seeks to represent. The defendants deny the allegations made in the complaint and are vigorously defending themselves.

A proceeding entitled Carol Lazarus v. the Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. West American filed a motion for summary judgment on December 16, 2003. Plaintiff filed a motion for class certification on February 23, 2004. West American has responded to the motion for class certification stating the motion is untimely (filed more than four years after the initial complaint) and that Carol Lazarus failed to provide sufficient evidence to satisfy the requirements for class certification.

A proceeding entitled Douglas and Carla Scott v. the Company, West American, American Fire, and Ohio Security was filed in the District Court of Tulsa County, State of Oklahoma and served on January 3, 2005. The proceeding challenges the use of a certain vendor in valuing total loss automobiles. Plaintiff alleges that use of the database results in valuations to the detriment of the insureds. Plaintiff is seeking class status and alleges breach of contract, fraud and bad faith. The lawsuit is in its early stages and will be vigorously defended.

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

NOTE IX - EMPLOYEE BENEFITS

The Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of March 31 is determined as follows:

						     Three Months Ended
							  March 31
(in millions)                                        2005          2004
-------------------------------------------------------------------------
Service cost earned during the period               $ 1.8         $ 2.1
Interest cost on projected benefit obligation         4.3           4.5
Expected return on plan assets                       (5.4)         (5.3)
Amortization of accumulated losses                    0.9           0.7
Amortization of unrecognized prior service cost      (0.6)         (0.1)
Curtailment                                            -            0.1
-------------------------------------------------------------------------
Net periodic pension cost                           $ 1.0         $ 2.0
=========================================================================

The Corporation contributed approximately $1.9 in the first quarter of 2005 to the defined benefit retirement plan. The Corporation expects to contribute $8.0 during the fiscal year 2005.

In March 2004, the Corporation announced changes to the defined benefit retirement plan which were effective June 30, 2004, which freezes accrued benefits under the plan's current formula and incorporates a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first three months of 2004, the Corporation recognized a curtailment charge of $0.1 in 2004.

The components of the Corporation's net periodic postretirement benefit cost as of March 31:

						     Three Months Ended
							  March 31
(in millions)                                        2005          2004
-------------------------------------------------------------------------
Service cost                                        $ 0.1         $ 0.6
Interest cost                                         0.7           1.5
Amortization of loss                                   -            0.1
Amortization of unrecognized prior service cost      (1.5)         (0.5)
Curtailment                                            -            0.1
-------------------------------------------------------------------------
Net periodic postretirement benefit cost            $(0.7)        $ 1.8
=========================================================================

In March 2004, the Corporation announced changes related to the postretirement health care plan effective July 1, 2004 that limits eligibility for subsidized retiree medical and dental coverage to then current retirees and employees with 25 or more years of service. Other employees are eligible for access to unsubsidized retiree dental coverage and medical coverage up to age 65. As a result of these changes and staff reductions, the Corporation recognized a curtailment charge of $0.1 in 2004.

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB finalized Statement 123(R), "Share-Based Payment." On April 14, 2005, the Securities and Exchange Commission (SEC) announced a phased-in implementation process that would allow the Corporation to defer the implementation of the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB

123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Corporation currently intends to adopt the provisions of FASB 123(R) effective July 1, 2005, prior to the required implementation date, although it is evaluating its options under the phased-in implementation process allowed by the SEC.

FASB 123(R) permits public companies to adopt its requirements using one of two methods: (1) modified prospective or (2) modified retrospective. The Corporation plans to adopt using the modified prospective method in which compensation expense would be recognized beginning July 1, 2005 (a) based on the requirements of FASB 123(R) for all share-based payments granted after the July 1, 2005 and (b) based on the requirements of FASB 123 for all awards granted to employees prior to July 1, 2005 that remain unvested on that date.

The adoption of FASB 123(R) fair value method is expected to increase the Corporation's compensation expense by $3.0 to $4.0 in 2005, if the Corporation elects to adopt FAS 123(R) on July 1, 2005. This impact could change materially from the estimate based upon the Corporation's use of share-based payments granted in the future. Had the Corporation adopted FASB 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note II.

FASB 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Corporation. The Corporation has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Corporation's overall results of operations or
financial position at March 31, 2005.   However, as currently written, the
consensus could have a significant impact on future results.   The
Corporation will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

NOTE XI - SUBSEQUENT EVENT

In connection with the transaction discussed in Note VIII - Contingencies, wherein OCNJ entered into an agreement to transfer its obligation to renew private passenger auto business in New Jersey to Proformance, the Corporation acquired an approximate 19% interest (867,955 shares of class B non-voting common stock) in National Atlantic Holding Corporation and subsidiaries
(NAHC), the parent of Proformance. On April 20, 2005, NAHC successfully completed an initial public offering of its common stock (IPO). The Corporation participated in this IPO as a selling stockholder. Accordingly, the Corporation sold 665,000 shares at $12 per share and realized $7.4 as net proceeds (net of underwriting discount) in connection with this offering. Accordingly, the Corporation will realize a gain in the second quarter of 2005 on the sale of these securities in the amount of approximately $7.0 (before tax) on this sale.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty companies that make up the Ohio Casualty Group (the Group). All dollar amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $37.7, or $0.55 per share for the three months ending March 31, 2005, compared with $19.2, or $0.31 per share in the same period of 2004.

Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

						     Three Months Ended
							  March 31
($ in millions)                                        2005          2004
--------------------------------------------------------------------------
Operating income                                      $37.7         $18.4
After-tax net realized gains                             -            2.4
Cumulative effect of accounting change                   -           (1.6)
--------------------------------------------------------------------------
Net income                                            $37.7         $19.2
==========================================================================
Operating income per share - diluted                  $0.55         $0.30
After-tax net realized gains per share - diluted        -            0.04
Cumulative effect of accounting change per
  share - diluted                                       -           (0.03)
--------------------------------------------------------------------------
Net income per share - diluted                        $0.55         $0.31
==========================================================================

Investment Results

For the three months ended March 31, 2005 and 2004, consolidated before-tax net investment income was $48.4 ($35.4 after tax) and $50.5 ($33.9 after tax), respectively. The increase in after-tax investment income is the result of the change in investment strategy discussed below. The effective tax rate on investment income for the first three months of 2005 was 26.9%, compared with 32.9% for the same period of 2004. Before-tax and after-tax investment income comparisons are impacted by investments in municipal bonds, which provide tax exempt investment income. As a result of the Corporation's return to profitability, management has invested more funds into tax exempt securities to maximize after-tax income. This investment strategy results in the Corporation's before-tax investment income declining when compared to prior periods when the strategy was to invest in taxable securities. As a result of this strategy, the Corporation's effective tax rate on investment income is lower when compared to prior periods.

There were no net realized gains or losses recorded for the three months ended March 31, 2005. Net realized gains for the three months ended March 31, 2004 were $3.7. The Corporation and the Group did not realize any material losses on any securities sold during the first quarter of 2005 and 2004.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. For further discussion of investment accounting policies, see the "Critical Accounting Policies" section on pages 31 and 32 of the Corporation's 2004 Annual Report on Form 10-K. Investments are continually evaluated based on current economic conditions, credit loss experience and other developments. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. There was no impairment charge recorded for the three months ended March 31, 2005. The before-tax impairment charge recorded in the first quarter of 2004 was $3.8.

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

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of March 31, 2005:


Available-for-sale with unrealized losses:
(in millions)                 Less than 12 months      12 months or longer              Total
			      -------------------      -------------------        -------------------
			      Fair     Unrealized      Fair     Unrealized        Fair     Unrealized
			      Value        Losses      Value        Losses        Value        Losses
			      -------------------      -------------------        -------------------
Securities:
  U.S. government          $    9.3      $  (0.2)     $   -        $   -       $    9.3      $  (0.2)
  States, municipalities
   and political
   subdivisions               699.0         (9.2)         -            -          699.0         (9.2)
  Corporate securities        254.4         (5.9)        9.5         (0.5)        263.9         (6.4)
  Mortgage-backed
    securities                194.1         (2.2)        3.4         (0.1)        197.5         (2.3)
------------------------------------------------------------------------------------------------------
Total fixed maturities      1,156.8        (17.5)       12.9         (0.6)      1,169.7        (18.1)
Equity securities              22.6         (2.0)         -            -           22.6         (2.0)
------------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities               $1,179.4       $(19.5)      $12.9        $(0.6)     $1,192.3       $(20.1)
======================================================================================================


Held-to-maturity with unrealized losses:
(in millions)                 Less than 12 months      12 months or longer              Total
			      -------------------      -------------------        -------------------
			      Fair     Unrealized      Fair     Unrealized        Fair     Unrealized
			      Value        Losses      Value        Losses        Value        Losses
			      -------------------      -------------------        -------------------
Securities:
  Corporate securities       $125.3        $(3.3)      $  -         $  -         $125.3        $(3.3)
  Mortgage-backed
    securities                 84.7         (1.6)        9.9         (0.1)         94.6         (1.7)
-----------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                 $210.0        $(4.9)       $9.9        $(0.1)       $219.9        $(5.0)
=====================================================================================================

				     16

As part of the evaluation of the entire $25.1 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at March 31, 2005. In the tables above, there are approximately 415 securities represented. Of this total, 14 securities have unrealized loss positions greater than 5% of their book values at March 31, 2005, two of which are equity securities with unrealized loss positions exceeding 20% of their book value. This group represents $3.5, or 13.9% of the total unrealized loss position. Of this group, 9 securities, representing approximately $3.2 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining 5 securities, which have been in an unrealized loss position for longer than twelve months and total $0.3, management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value. As noted above, two equity securities had unrealized loss positions that exceeded 20% at March 31, 2005. These securities were issued by two large companies that operate in the pharmaceutical industry, which has seen specific product news negatively impact all companies in the industry. Based on the strong financial position, solid earnings and strong product development pipelines of the two companies noted above, management believes that current decline in market value of the two companies does not represent an other than temporary decline in value.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at March 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                       Amortized       Estimated       Unrealized
					       Cost      Fair Value             Loss
--------------------------------------------------------------------------------------
Due in one year or less                    $    0.6        $    0.6         $     -
Due after one year through five years          68.0            66.7             (1.3)
Due after five years through ten years        547.7           538.6             (9.1)
Due after ten years                           371.7           366.3             (5.4)
Mortgage-backed securities                    199.8           197.5             (2.3)
--------------------------------------------------------------------------------------
   Total                                   $1,187.8        $1,169.7           $(18.1)
======================================================================================



Held-to-maturity:                       Amortized       Estimated       Unrealized
					     Cost      Fair Value             Loss
--------------------------------------------------------------------------------------
Due in one year or less                    $  2.1          $  2.1           $  -
Due after one year through five years        24.0            23.3            (0.7)
Due after five years through ten years       99.3            96.9            (2.4)
Due after ten years                           3.2             3.0            (0.2)
Mortgage-backed securities                   96.3            94.6            (1.7)
------------------------------------------------------------------------------------
   Total                                   $224.9          $219.9           $(5.0)
====================================================================================

For additional discussion relative to the Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 23 and 24 of this MD&A.

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Corporation to perform a periodic comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. For the first quarter of 2005, the before-tax agent relationship impairment charge was $2.8, compared to $5.4 for the first quarter of 2004. The before-tax amortization charge was $1.6 for the first quarter of 2005, compared to $1.8 for the first quarter of 2004. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining asset book value of $117.6 recorded at March 31, 2005. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of 19 years for this asset.

Operating Results

Insurance industry regulators require the Group to report its financial condition and results of operations, among other things, using statutory accounting principles. Management uses industry standard financial measures determined on a statutory basis, as well as those determined on a GAAP basis to analyze the Group's property and casualty operations. These insurance industry financial measures include loss and loss adjustment expense (LAE) ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a GAAP basis, unless otherwise indicated, and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15, page 69 of the Corporation's 2004 Annual Report on Form 10-K.

At March 31, 2005 and December 31, 2004, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $914.5 and $972.0, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of March 31, 2005 was 1.6 to 1.0 compared to 1.5 to 1.0 at December 31, 2004. The decrease in statutory surplus during the first quarter of 2005 is primarily a result of an $81.6 dividend paid by the Company to the Corporation partially offset by statutory net income.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes property and casualty premium on a gross and net basis compared with the same period of the prior year:

					      Three months ended March 31,
($ in millions)                               2005         2004       % Chg
Gross Premiums Written
----------------------------------------------------------------------------
Commercial Lines                            $211.2       $220.4       (4.2)%
Specialty Lines                               53.2         61.8      (13.9)%
Personal Lines                               114.9        118.9       (3.4)%
					    ------       ------
All Lines                                   $379.3       $401.1       (5.4)%
					    ======       ======

					      Three months ended March 31,
($ in millions)                               2005         2004       % Chg
Net Premiums Written
----------------------------------------------------------------------------
Commercial Lines                            $205.6       $212.2       (3.1)%
Specialty Lines                               39.1         34.8       12.4%
Personal Lines                               113.8        117.0       (2.7)%
					    ------       ------
All Lines                                   $358.5       $364.0       (1.5)%
					    ======       ======

Gross and net premiums written for the Commercial and Personal Lines segments declined primarily as a result of a reduction in new business premium production for both segments, partially offset by a slight increase in renewal rates. The Group is devoting more attention in 2005 to identifying opportunities in new markets to enhance premium growth through establishment of regional service centers, enhancing sales force efficiencies and facilitating agency management system interfaces into the Policy Administration Rating and Issuance System (P.A.R.I.S.(sm)). Specialty Lines gross premiums written declined as a result of lower new business production, while net premiums written increased as a result of lower reinsurance costs due to increases in reinsurance retention in 2005, as discussed in greater detail in the Corporation's 2004 Annual Report on Form 10-K Item 7, Reinsurance Programs on page 42.

Commercial Lines renewal price increases averaged 2.0% in the first quarter 2005 compared to 6.9% in the first quarter 2004. The decrease in the renewal price increase period over period is the result of a broad market trend indicating that competitive pricing pressure is increasing. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

All Lines Discussion

The following table provides key financial measures for All Lines:

					       Three Months Ended
						    March 31
					       2005          2004
All Lines ($ in millions)                      ----          ----
-------------------------
Loss ratio                                     52.8%         54.0%
Loss adjustment expense ratio                  11.9%         11.4%
Underwriting expense ratio                     30.9%         38.4%
					      ------        ------
Combined ratio                                 95.6%        103.8%
					      ======        ======

The All Lines combined ratio improved 8.2 points driven by a 7.5 point improvement in the underwriting ratio. The underwriting ratio improvement is described below and includes the full impact of staff reductions related to the 2004 Cost Structure Efficiency (CSE) Initiative. The improved loss ratio is the result of the Group's continued focus on underwriting quality, improved pricing levels and favorable prior year reserve development, as reflected below.
				     19

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

						 Three Months Ended March 31
($ in millions)                                    2005               2004
----------------------------------------------------------------------------
Statutory net liabilities,
  beginning of period                           $2,183.8           $2,128.9
Decrease in provision for prior
   accident year claims                            $(3.8)             $(2.5)
Decrease in provision for prior accident
   year claims as % of premiums earned              (1.0)%             (0.7)%

Catastrophe losses for the first quarter 2005 were similar to the first quarter 2004, with a combined ratio impact of 0.7 points, a decrease of 0.1 points from the first quarter of 2004. The effect of future catastrophes on the Corporation's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results of operations, reinsurance pricing and availability of reinsurance. During the first quarter of 2005, there were eight catastrophes with the largest catastrophe generating $1.1 in incurred losses as compared with five catastrophes in the first quarter of 2004 with the largest catastrophe generating $0.8 in incurred losses. For additional disclosure of catastrophe losses, refer to
Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 66 of the Corporation's 2004 Annual Report on Form 10-K.

The deterioration in the loss adjustment expense ratio is related to adverse development on prior year reserves, primarily in the casualty lines, a change in the mix of premium, as commercial lines grows as a percent of the portfolio and bear a higher LAE ratio, and higher reinsurance retention and costs compared to last year.

The table below summarizes the variance in the underwriting expense ratio for the first quarter 2004 compared to the first quarter 2005:

					  Underwriting expense ratio variance
					  -----------------------------------
Underwriting expense ratio - first
  quarter 2004                                           38.4%
Contingent liability to Proformance                      (3.7)%
Decrease in commissions                                  (0.6)%
Reduction in personnel related expenses                  (0.9)%
Decrease to professional fees                            (0.5)%
Severance related expense due to work
  force reduction                                        (0.5)%
Impact of all other underwriting expense
  ratio items                                            (1.3)%
							-------
Underwriting expense ratio - first
  quarter 2005                                           30.9%
							=======

The underwriting expense ratio for 2005 includes a $4.4 reduction to the surplus guarantee accrual recorded at December 31, 2004 related to Proformance, as a result of a revised estimate based on new information provided by Proformance to the Group subsequent to the Corporation's filing of its 2004 Annual Report on Form 10-K. The underwriting ratio for the first quarter of 2004 included a $9.0 increase related to establishing an accrual related to the Proformance liability. The changes in the accrual for the surplus guarantee favorably impacted 2005 results 1.2 points and increased last year's ratio 2.5 points. See Note VIII - Contingencies on pages 12 and 13 of this Quarterly Report on Form 10-Q.

The remainder of the improvement in the underwriting expense ratio demonstrates the benefit of the CSE initiative that began in 2003 and is continuing. Processing efficiencies developed under the initiative led to the elimination of 322 staff positions in the first quarter of 2004 and nearly 500 positions for the calendar year 2004.

The employee count remained relatively flat when compared to December 31, 2004. As of March 31, 2005, the employee count was 2,197, compared with 2,190 at December 31, 2004 and 2,361 at March 31, 2004.

In both the first quarter 2005 and 2004, underwriting expenses included $0.8 of software amortization expense before tax, related to the rollout of P.A.R.I.S.(sm). On a GAAP accounting basis, the new application is being amortized over a ten-year period. This amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

In 2001, the Group introduced into operation, P.A.R.I.S.(sm) for Commercial Lines. At the end of 2004, P.A.R.I.S.(sm) was deployed for the Specialty Lines commercial umbrella excess capacity product line. Further implementation for other Specialty and Personal Lines products is expected during 2005 and 2006.

The P.A.R.I.S.(sm) system provides the policy administration environment used internally by the Group's associates. An extension of P.A.R.I.S.(sm) called P.A.R.I.S. Express(sm) leverages the P.A.R.I.S.(sm) system to provide underwriting, rating, inquiry and policy processing functionality to our agents. P.A.R.I.S. Express(sm) is a proprietary internet interface that uses the P.A.R.I.S.(sm) system to provide real-time functionality through a web browser to our agents. In addition, the Group is simultaneously introducing P.A.R.I.S. Connect(tm) which allows agents to transact with the Group directly from their agency management system without requiring re-entering of customer or agency information.

For Commercial Lines, P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) currently provide agents with on-line quoting capability. In February of 2005, P.A.R.I.S. Express(sm) was extended to support issuance and endorsement processing for selected pilot agents; nationwide rollout is expected during 2005. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non-P.A.R.I.S.(sm)) systems.

Agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) are the cornerstone in the Group's strategy of focusing on superior agent service. The success of this strategic plan depends in part on the ability to provide agents with the technological advantages of these tools. If they do not work as expected, or fail to satisfy agents' needs, the Group may lose business to insurers with preferred technologies.

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial, Specialty and Personal Lines. The Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:

Commercial Lines Segment

Commercial Lines Segment ($ in millions)              2005           2004
---------------------------------------------------------------------------
Net premiums written                                $205.6         $212.2
Net premiums earned                                  205.6          197.8
Loss ratio                                            57.2%          52.3%
Loss adjustment expense ratio                         15.2%          12.0%
Underwriting expense ratio                            33.9%          38.5%
Combined Ratio                                       106.3%         102.9%

The combined ratio for the three month period ended March 31, 2005 deteriorated, compared to the same period last year, primarily due to adverse loss and LAE reserve development concentrated in the workers' compensation and commercial multi-peril product lines. The adverse prior year reserve development added 5.9 points to the first quarter 2005 loss and LAE ratios compared to favorable development of 3.3 points in the first quarter 2004. The Group continues to focus on improving profitability in the general liability and workers' compensation product lines. The Group has restricted writings in states where the workers' compensation product line has historically been unprofitable and is focused on growing this product line in profitable states. The first quarter 2005 Commercial Lines loss ratio included 0.6 points related to catastrophe losses compared to 0.8 points in the first quarter of 2004. The 4.6 point improvement in the underwriting expense ratio is the result of CSE initiatives and decreases in premium taxes and assessments.

Specialty Lines Segment

Specialty Lines Segment ($ in millions)               2005           2004
----------------------------------------------------------------------------
Net premiums written                                 $39.1          $34.8
Net premiums earned                                   35.1           41.7
Loss ratio                                            43.0%          40.0%
Loss adjustment expense ratio                          8.0%           4.0%
Underwriting expense ratio                            45.3%          46.1%
Combined Ratio                                        96.3%          90.1%

The Specialty Lines combined ratio increased as a result of higher loss and LAE ratios related to increased retention on commercial umbrella risks and higher bond loss and LAE ratios primarily related to one large loss. The Specialty Lines loss and LAE ratios were favorably impacted by prior year reserve development of 8.0 points in first quarter 2005 compared to 7.4 points in first quarter 2004.

Personal Lines Segment

Personal Lines Segment ($ in millions)                2005           2004
---------------------------------------------------------------------------
Net premiums written                                $113.8         $117.0
Net premiums earned                                  121.6          121.6
Loss ratio                                            48.0%          61.6%
Loss adjustment expense ratio                          7.4%          13.0%
Underwriting expense ratio                            21.8%          35.5%
Combined Ratio                                        77.2%         110.1%

All of the key ratios of the first quarter 2005 combined ratio improved when compared to first quarter 2004. The loss and LAE ratio improvements were driven by favorable development on prior years reserves, increased pricing and improved underwriting (e.g., increasing deductibles on homeowners policies) and favorable claims frequency trends. In 2005, favorable development on prior year reserves lowered the loss and LAE ratio by 10.9 points compared to 5.9 points of adverse prior year reserve development in 2004. The first quarter 2005 Personal Lines loss ratio included 1.0 point of catastrophe losses compared to 1.2 points in the first quarter of 2004. The 2005 underwriting expense ratio includes a 3.6 point reduction related to the surplus guarantee contingency related to the Proformance transaction compared to a 7.4 point increase in the first quarter of 2004. The remainder of the improvement in the underwriting expense ratio is primarily related to the recognition of the full benefit of the CSE initiative staff reductions implemented in the first half of 2004.

Statutory Earned Premium and Combined Ratios

								Combined Ratios
					  ---------------------------------------------------------
			  Earned Premium  Calendar Year    Accident Year
			   Year to Date    Year to Date    Year to Date     Calendar      Accident
			     March 31,       March 31,         March,         Year          Year
(By operating segment)         2005            2005            2005(a)        2004         2004(a)
---------------------------------------------------------------------------------------------------
Commercial Lines              $205.6          105.9%          100.0%          99.3%        100.6%
Specialty Lines                 35.1           86.5%           94.6%          97.2%        103.0%
Personal Lines                 121.6           77.3%           88.1%          97.6%         96.2%
   Total All Lines            $362.3           94.7%           95.7%          98.4%         99.2%

(a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is March 31, 2005. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at March 31, 2005 and December 31, 2004, respectively.

					      March 31, 2005                   December 31, 2004
					      --------------                   -----------------
			  Average     Amortized     Carrying   % of      Amortized     Carrying   % of
			  Rating         Cost         Value    Total        Cost         Value    Total
			  ------------------------------------------------------------------------------
U.S Government:
    Available-for-sale      AAA       $   35.8      $   36.7     0.9     $   31.9      $   33.4     0.8
States, municipalities,
and political
subdivisions:
  Investment grade:
    Available-for-sale      AA+        1,118.7       1,115.3    26.0       1,018.4      1,034.6     24.4
Corporate securities:
  Investment grade:
    Available-for-sale      A          1,571.7       1,658.5    38.6       1,562.8      1,686.4     39.7
    Held-to-maturity        A+           164.4         164.4     3.8         164.7        164.7      3.9
  Below Investment grade:
    Available-for-sale      BB-           51.6          57.1     1.3          51.6         58.4      1.4
---------------------------------------------------------------------------------------------------------
      Total corporate
       securities                      1,787.7       1,880.0    43.7       1,779.1      1,909.5     45.0
---------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
  Investment grade:
    Available-for-sale      AAA          487.1         500.7    11.7         505.2        524.7     12.4
    Held-to-maturity        AAA          129.9         129.9     3.0         136.7        136.7      3.2
  Below Investment grade:
    Available-for-sale      CCC+           6.9           8.4     0.2           6.9          8.6      0.2
---------------------------------------------------------------------------------------------------------
      Total mortgage-backed
       securities                        623.9         639.0    14.9         648.8        670.0     15.8
---------------------------------------------------------------------------------------------------------
Total fixed maturities                 3,566.1       3,671.0    85.5       3,478.2      3,647.5     86.0
Equity securities                         98.6         351.9     8.2          98.9        357.4      8.4
Short-term investments                   273.4         273.1     6.3         239.9        239.1      5.6
---------------------------------------------------------------------------------------------------------
      Total investment portfolio      $3,938.1      $4,296.0   100.0      $3,817.0     $4,244.0    100.0
=========================================================================================================

The fixed maturity portfolio is allocated between investment grade and below investment grade as follows:

				      March 31, 2005                     December 31, 2004
				      --------------                     -----------------
			     Amortized     Carrying    % of      Amortized     Carrying    % of
				Cost         Value     Fixed        Cost         Value     Fixed
			     -------------------------------------------------------------------
Total investment grade        $3,507.6      $3,605.5    98.2      $3,419.7      $3,580.5    98.2
Total below investment
  grade                           58.5          65.5     1.8          58.5          67.0     1.8

The fixed maturity portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale
  fixed securities            $3,271.9      $3,376.8    92.0      $3,176.8      $3,346.1    91.7
Total held-to-maturity
  fixed securities               294.2         294.2     8.0         301.4         301.4     8.3

The excess of market value over cost was $357.9 at March 31, 2005, compared with $427.0 at December 31, 2004. The decrease in 2005 was attributable to an increase in interest rates for fixed maturity securities and the decline in the market value of certain equity securities. This decline in the excess of market value over cost during the quarter decreased the Corporation's book value by $0.75 per share during the quarter, which was partially offset by the improved profitability of the Corporation. See page 27 for reconciliation of book value per share from December 31, 2004 to March 31, 2005.

The consolidated fixed maturity portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.1 years at both March 31, 2005 and December 31, 2004. The Corporation and the Group remain fully invested and do not time markets.

Fixed maturity securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $40.3 and $31.5 at March 31, 2005 and December 31, 2004, respectively.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at March 31, 2005 and December 31, 2004:

				   Amortized       Fair    Unrealized
					Cost      Value          Loss
------------------------------------------------------------------------
March 31, 2005                          $3.2       $3.1         $(0.1)
December 31, 2004                        1.5        1.4          (0.1)

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2005, the equity portfolio consisted of stocks in a total of 50 separate entities in 9 different industries. Of this total, 31.5% were invested in five companies and the largest single position was 9.9% of the equity portfolio. At December 31, 2004, the equity portfolio consisted of stocks in 50 separate entities in 9 different industries. Of this total, 31.2% were invested in five companies and the largest single position was 7.3% of the equity portfolio.

In June 2004, the Corporation invested the proceeds of the Senior Note offering in short-term investments, see Liquidity and Capital Resources - Debt for additional information pertaining to this offering. Short-term investments are carried at fair market value on the consolidated balance sheets and produce a lower yield.

The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at March 31, 2005, was $296.6 compared to $310.8 at December 31, 2004.

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

These reserves amounted to $2.8 billion at both March 31, 2005 and December 31, 2004. As of March 31, 2005, the reserves by operating segment were as follows: $1.7 billion in Commercial Lines, $0.7 billion in Specialty Lines and $0.4 billion in Personal Lines.

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

Estimating the ultimate cost of claims is a complex process. This estimation process is based largely on the assumption that actuarial reserving methods, using historical loss experience applied by experienced reserving actuaries, produces reasonable estimates of future losses on prior insured events. Reserve estimates can change over time because of unexpected changes in the internal and/or external environment. Assumptions internal to company operations include: recording of premium and loss statistics in the appropriate detail is accurate and consistent; claims handling, including the recording of claims, payment and closure rates, and case reserving is consistent; the quality of business written and the mix of business (e.g. states, limits, coverages and deductibles) have been consistent; rate changes and changes in policy provisions have been measured accurately; reinsurance coverage has been consistent and reinsured losses are collectible. Assumptions related to the external environment include: tort law and the legal environment have been and remain consistent; coverage interpretation by the courts has been and remains consistent; regulations regarding coverage provisions have been consistent; and loss inflation is relatively stable. To the extent any of the above factors have changed over time, attempts are made to adjust for the changes.

Adjustments to losses and LAE for prior accident years favorably impacted results of operations for the three month periods in 2005 and 2004 by $3.8 and $2.5, respectively. These amounts and those stated below are net of reinsurance, including the allowance for uncollectible reinsurance recoverables. The following table provides the before-tax amount of prior accident years' loss and LAE reserve development by reportable segment:

				    Three Months Ended
					 March 31              Year
				     2005         2004         2004
				    ------------------         ----
(Favorable)/Unfavorable
-----------------------
Commercial Lines                   $ 12.2       $(6.6)       $(15.0)
Specialty Lines                      (2.8)       (3.1)         (9.4)
Personal Lines                      (13.2)        7.2           2.6
				   -------      ------       -------
  Total Prior Accident
   Years' Development              $ (3.8)      $(2.5)       $(21.8)

For the Commercial Lines operating segment, the adverse loss and LAE reserve development for prior accident years recorded during the three month period of 2005 was concentrated in the workers compensation and commercial multi-peril product lines; these were partially offset by favorable development in the commercial automobile product line. Favorable loss and LAE reserve development for Commercial Lines for the three month period of 2004 was concentrated in the commercial automobile and commercial multi-peril product lines.

For the Specialty Lines operating segment, the favorable loss and LAE reserve development for prior accident years recorded during the three month period of 2005 was concentrated in the commercial umbrella product line. For 2004 first quarter, the favorable development was concentrated in both the bond and commercial umbrella product lines.

For the Personal Lines operating segment, the favorable loss and LAE reserve development for prior accident years recorded during the three month period ending March 31, 2005 was concentrated in the personal automobile and homeowners product lines. The adverse loss and LAE reserve development for prior accident years recorded during the three month period ending March 31, 2004 was concentrated in the personal automobile product line.

The following table provides prior accident years' development for loss and LAE by accident year:

					  Three Months Ended
						March 31          Year
					    2005       2004       2004
					  ------------------      ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2004                        $ (9.3)    $   -      $   -
Accident Year 2003                         (10.8)     (14.1)     (36.9)
Accident Year 2002 and Prior                16.3       11.6       15.1
					  -------    -------    -------
  Total Prior Accident
    Years' Development                    $ (3.8)    $ (2.5)    $(21.8)

In the opinion of management, the reserves recorded at March 31, 2005 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established loss and LAE reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner in the future, if at all.

Cash Flow

Net cash generated from operations was $56.2 for the first quarter of 2005 remaining relatively flat when compared with $57.5 for the same period in 2004. Net cash used in investing was $24.1 in the first quarter of 2005 compared with $66.0 during the first quarter of 2004. The decline in net cash used for investing is primarily related to a decrease in net proceeds from sales and maturities of investments when compared to the same period in 2004. Cash used in financing operations was $0.2 in the first quarter of 2005 compared with cash generated of $2.9 in the first quarter of 2004. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please refer to the following Debt section in this Quarterly Report on Form 10-Q.

Debt

On March 22, 2005 the Corporation exchanged $65.6 of its 5.00% Convertible Notes due March 19, 2022 (Old Notes), for $65.6 of new 5.00% Convertible Notes due March 19, 2022 (New Notes and collectively the Convertible Notes). The only change in the New Notes was the incorporation of a net share settlement feature. Also on this date, the Corporation announced its intention to fully redeem before maturity its Old and New Notes at their regular redemption price of 102% of the principal amount plus accrued interest to, but excluding, the redemption date of May 2, 2005. Prior to 5:00 p.m. New York City time, on April 29, 2005, one business day prior to the redemption date, holders of the Convertible Notes can elect to convert such Convertible Notes in accordance with their terms. Upon conversion, the Corporation will be obligated to pay the principal amount of the converted New Notes in cash and any conversion consideration in excess of the principal amount in the Corporation's common stock. Upon conversion of the Old Notes, the Corporation will be obligated to deliver 44.2112 of its common stock for each $1,000 principal amount of Old Notes surrendered for conversion. On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used part of the net proceeds to repurchase $17.0 of the Old Notes ($4.5 in the first quarter of 2005 and $12.5 in the fourth quarter of 2004) in unsolicited negotiated transactions and intends to use the remainder of the net proceeds to redeem the balance of its Convertible Notes on May 2, 2005 at 102% of par. The Corporation may also use the net proceeds to repurchase shares of its common stock in an amount up to the equivalent number of shares issued if holders convert their Convertible Notes into shares of the Corporation's common stock. The redemption of the Convertible Notes will reduce future share and earnings dilution. Interest is payable on the Convertible Notes on March 19 and September 19 and payable on the Senior Notes on June 15 and December 15.

For additional information regarding Debt of the Corporation, please refer to
Note VII in the Notes to the Consolidated Financial Statements on pages 11 and 12 of this Quarterly Report on Form 10-Q.

At March 31, 2005, the Corporation had cash, short term and marketable fixed maturity investments totaling $394.3, which compared to $320.3 at December 31, 2004. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2005, dividend payments from the Company to the Corporation are limited to approximately $138.3 without prior approval of the Ohio Insurance Department. During the first quarter of 2005, the Company paid a dividend of $81.6 to the Corporation resulting in a dividend payment limitation of $56.7 for the remainder of 2005.

Book Value Per Share

For the quarter ended March 31, 2005, the Corporation experienced a decline in book value of $0.20 per share from $20.82 per share to $20.62 per share. This decline is principally the result of the decline in the excess of market value over cost, see Liquidity and Capital Resources - Investment Portfolio, partially offset by net income generated during the quarter. Below is a table reconciling the changes in book value per share from December 31, 2004 to March 31, 2005.

							      Book Value
						Book           excluding
						Value       Unrealized Gains
						-----       ----------------
December 31, 2004                              $20.82            $16.35
Activity for quarter ended March 31, 2005:
  Net income                                     0.60              0.60
  Change in unrealized gains                    (0.75)              -
  Impact of increase in actual shares
    outstanding                                 (0.05)            (0.04)
					       -------           -------
March 31, 2005                                 $20.62            $16.91
					       =======           =======

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

For more information on the most recent rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information about market risk set forth in the Corporation's 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

	(a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

	(b) There were no significant changes in the Corporation's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Corporation's last fiscal quarter that have affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II

ITEM 6. Exhibits

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





				       OHIO CASUALTY CORPORATION
				    --------------------------------
					     (Registrant)








April 27, 2005                      /s/Michael A. Winner
				    --------------------------------
				    Michael A. Winner, Executive Vice
				    President and Chief Financial
				    Officer