Form 10-Q/A
period 2005-03-31
OHIO CASUALTY CORP
filed 2005-07-22
CIK 73952

                        See Explanatory Note on Page 2
==============================================================================

			 UNITED STATES SECURITIES AND
			     EXCHANGE COMMISSION
			  Washington, D. C.   20549

				 FORM 10-Q/A

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

					   Yes      X              No

      On April 26, 2005, there were 62,755,745 shares of common stock outstanding.







				 Page 1 of 30
==============================================================================

			       EXPLANATORY NOTE


This Form 10-Q/A amends the Registrant's Form 10-Q for the quarter ended March 31, 2005, as filed on April 27, 2005. The sole purpose of this amendment is to modify the cover page to include 62,755,745 shares of common stock outstanding on April 26, 2005, which was inadvertently omitted from the original filing.

				    INDEX


									Page
									----
PART I        FINANCIAL INFORMATION
  Item 1.     Financial Statements                                        4
  Item 2.     Management's Discussion and Analysis of
		Financial Condition and Results of Operations            16
  Item 3.     Quantitative and Qualitative Disclosures about
		Market Risk                                              29
  Item 4.     Controls and Procedures                                    29

PART II       OTHER INFORMATION
  Item 6.     Exhibits                                                   29

Signature                                                                30
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

				      10


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

The impact of the Convertible Notes on diluted earnings per share is based upon the "if-converted" method. In accordance with EITF 04-8, all diluted earnings per share amounts have been restated since the issuance of the Convertible Notes in March 2002. See Note III - Earnings Per Share of this Quarterly Report on Form 10-Q/A and Item 15, Notes to Consolidated Financial Statements, Footnote 10 on pages 66 and 67 of the Corporation's 2004 Annual Report on Form 10-K for further discussion.

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

				     17

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
				     20

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
							=======

The underwriting expense ratio for 2005 includes a $4.4 reduction to the surplus guarantee accrual recorded at December 31, 2004 related to Proformance, as a result of a revised estimate based on new information provided by Proformance to the Group subsequent to the Corporation's filing of its 2004 Annual Report on Form 10-K. The underwriting ratio for the first quarter of 2004 included a $9.0 increase related to establishing an accrual related to the Proformance liability. The changes in the accrual for the surplus guarantee favorably impacted 2005 results 1.2 points and increased last year's ratio 2.5 points. See Note VIII - Contingencies on pages 13 and 14 of this Quarterly Report on Form 10-Q/A.

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

Cash Flow

Net cash generated from operations was $56.2 for the first quarter of 2005 remaining relatively flat when compared with $57.5 for the same period in 2004. Net cash used in investing was $24.1 in the first quarter of 2005 compared with $66.0 during the first quarter of 2004. The decline in net cash used for investing is primarily related to a decrease in net proceeds from sales and maturities of investments when compared to the same period in 2004. Cash used in financing operations was $0.2 in the first quarter of 2005 compared with cash generated of $2.9 in the first quarter of 2004. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please refer to the following Debt section in this Quarterly Report on Form 10-Q/A.

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

For additional information regarding Debt of the Corporation, please refer to
Note VII in the Notes to the Consolidated Financial Statements on pages 12 and 13 of this Quarterly Report on Form 10-Q/A.

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





				       OHIO CASUALTY CORPORATION
				    --------------------------------
					     (Registrant)








July 22, 2005                       /s/Michael A. Winner
				    --------------------------------
				    Michael A. Winner, Executive Vice
				    President and Chief Financial
				    Officer