Form 10-Q
period 2005-06-30
OHIO CASUALTY CORP
filed 2005-07-26
CIK 73952

==============================================================================

			 UNITED STATES SECURITIES AND
			      EXCHANGE COMMISSION
			   Washington, D. C.   20549

				  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2005.
				    -------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from                  to
				    ----------------    -------------


			Commission File Number 0-05544


			   OHIO CASUALTY CORPORATION
	   (Exact name of registrant as specified in its charter)


	    OHIO                                          31-0783294
(State or other jurisdiction of)                       (I.R.S. Employer)
incorporation or organization)                        Identification No.)

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

					   Yes    X           No

	On July 25, 2005, there were 64,487,792 shares of common stock outstanding.







				Page 1 of 33
==============================================================================

				   INDEX
				   -----

									Page
									----

PART I        FINANCIAL INFORMATION
    Item 1.   Financial Statements                                         3
    Item 2.   Management's Discussion and Analysis of
		Financial Condition and Results of Operations             18
    Item 3.   Quantitative and Qualitative Disclosures about
		Market Risk                                               31
    Item 4.   Controls and Procedures                                     31

PART II       OTHER INFORMATION
    Item 4.   Submission of Matters to a Vote of
		Security Holders                                          32
    Item 6.   Exhibits                                                    32

Signature                                                                 33
Exhibit 10    Ohio Casualty Corporation 2005 Incentive Plan
Exhibit 31.1  Certification of Chief Executive Officer of
		Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)
Exhibit 31.2  Certification of Chief Financial Officer of
		Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)
Exhibit 32.1  Certification of Chief Executive Officer of
		Ohio Casualty Corporation in accordance with
		Section 1350 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2  Certification of Chief Financial Officer of
		Ohio Casualty Corporation in accordance with
		Section 1350 of the Sarbanes-Oxley Act of 2002

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

			 Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

							      June 30,      December 31,
(in millions, except share data)                                2005            2004
===========================================================================================
Assets                                                       (Unaudited)
Investments, at fair value:
   Fixed maturities:
      Available-for-sale, at fair value
	  (amortized cost:  $3,354.5 and $3,176.8)           $   3,521.7     $   3,346.1
      Held-to-maturity, at amortized cost
	  (fair value:  $287.1 and $303.1)                         283.3           301.4
   Equity securities, at fair value
	  (cost:  $102.2 and $98.9)                                356.8           357.4
   Short-term investments, at fair value                            24.7           239.1
-------------------------------------------------------------------------------------------
     Total investments                                           4,186.5         4,244.0

Cash                                                                10.0            13.5
Premiums and other receivables, net of allowance                   334.2           350.8
Deferred policy acquisition costs                                  152.9           159.8
Property and equipment, net of accumulated depreciation             81.9            82.9
Reinsurance recoverable, net of allowance                          703.8           666.5
Agent relationships, net of accumulated amortization               114.3           122.0
Interest and dividends due or accrued                               52.2            49.9
Other assets                                                        50.3            25.6
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,686.1     $   5,715.0
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,357.2     $   2,269.6
   Loss adjustment expenses                                        501.4           486.8
   Unearned premiums                                               706.6           715.5
Debt                                                               200.6           383.3
Reinsuance treaty funds held                                       171.6           195.0
Deferred income taxes                                               28.1            21.9
Other liabilities                                                  309.9           348.0
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,275.4         4,420.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          15.2               -
Accumulated other comprehensive income                             254.5           259.1
Retained earnings                                                1,237.4         1,161.5
Treasury stock, at cost:
   (Shares:  7,963,160; 10,209,215)                               (105.4)         (134.7)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,410.7         1,294.9
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,686.1     $   5,715.0
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

			Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

									Three Months
								       Ended June 30,
(in millions, except share and per share data) (Unaudited)          2005            2004
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     365.5     $     367.2
Investment income, less expenses                                    48.6            48.6
Investment gains realized, net                                      13.8             3.2
-------------------------------------------------------------------------------------------
	 Total revenues                                            427.9           419.0

Losses and benefits for policyholders                              191.7           203.1
Loss adjustment expenses                                            40.4            40.1
General operating expenses                                         120.4           125.8
Write-down and amortization of agent relationships                   3.3             4.3
Amortization of deferred policy acquisition costs                   84.7            91.9
Deferral of deferred policy acquisition costs                      (83.4)          (96.5)
Depreciation and amortization expense                                2.8             3.3
Loss on retirement of convertible debt, including
   debt conversion expenses                                          8.3               -
-------------------------------------------------------------------------------------------
	 Total expenses                                            368.2           372.0
-------------------------------------------------------------------------------------------
Income before income taxes                                          59.7            47.0

Income tax expense:
   Current                                                          15.4            12.3
   Deferred                                                          2.2             2.0
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   17.6            14.3
-------------------------------------------------------------------------------------------
Net income                                                   $      42.1     $      32.7
===========================================================================================

Average shares outstanding - basic                            63,679,352      61,344,980
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.66     $      0.53
===========================================================================================

Average shares outstanding - diluted                          66,997,317      71,371,586
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.63     $      0.48
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

			     Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

									 Six Months
								       Ended June 30,
(in millions, except share and per share data) (Unaudited)          2005            2004
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     727.8     $     728.3
Investment income, less expenses                                    97.0            99.1
Investment gains realized, net                                      13.8             6.9
-------------------------------------------------------------------------------------------
	 Total revenues                                            838.6           834.3

Losses and benefits for policyholders                              382.8           398.3
Loss adjustment expenses                                            83.3            78.4
General operating expenses                                         233.7           266.0
Write-down and amortization of agent relationships                   7.7            11.5
Amortization of deferred policy acquisition costs                  171.8           184.2
Deferral of deferred policy acquisition costs                     (164.8)         (187.5)
Depreciation and amortization expense                                5.7             6.5
Loss on retirement of convertible debt, including
   debt conversion expenses                                          9.0               -
-------------------------------------------------------------------------------------------
	 Total expenses                                            729.2           757.4
-------------------------------------------------------------------------------------------
Income before income taxes                                         109.4            76.9

Income tax expense (benefit):
   Current                                                          21.0            23.6
   Deferred                                                          8.6            (0.2)
-------------------------------------------------------------------------------------------
	 Total income tax expense                                   29.6            23.4
-------------------------------------------------------------------------------------------
Income before cumulative effect of an accounting change             79.8            53.5

Cumulative effect of an accounting change, net of tax                  -             1.6
-------------------------------------------------------------------------------------------

Net income                                                   $      79.8     $      51.9
===========================================================================================

Average shares outstanding - basic                            63,023,233      61,204,730
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      1.27     $      0.85
===========================================================================================

Average shares outstanding - diluted                          69,327,993      71,204,439
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      1.18     $      0.78
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

			       Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							   Accumulated
					      Additional      other                                     Total
(in millions, except                Common     paid-in     comprehensive    Retained    Treasury     shareholders'
share data) (Unaudited)             Stock      capital        income        earnings     stock          equity
-------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2004                    $  9.0      $    -        $ 254.7        $1,033.4    $(151.3)       $1,145.8

Net income                                                                      51.9                       51.9
Change in unrealized gain,
   net of deferred income tax
   benefit of $21.3                                            (39.6)                                     (39.6)
Change in minimum pension
   liability, net of deferred
   income tax benefit of $8.9                                   16.4                                       16.4
												       ---------
Other comprehensive income                                                                                 28.7
Net issuance of restricted
   stock (59,284 shares)                                                        (0.4)       0.9             0.5
Net issuance of treasury
   stock (418,558 shares)                                                       (0.5)       5.5             5.0
--------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2004                      $  9.0      $    -        $ 231.5        $1,084.4    $(144.9)       $1,180.0
====================================================================================================================

Balance
January 1, 2005                    $  9.0      $    -        $ 259.1        $1,161.5    $(134.7)       $1,294.9

Net income                                                                      79.8                       79.8
Change in unrealized gain,
   net of deferred income tax
   benefit of $2.4                                             (4.6)                                       (4.6)
												       ---------
Other comprehensive income                                                                                 75.2
Net issuance of restricted
   stock (13,664 shares)                                                                    0.2             0.2
Net issuance of treasury
   stock (926,806 shares)                         4.0                           (0.1)      11.8            15.7
Cash dividends paid
   ($0.06 per share)                                                            (3.8)                      (3.8)
Issuance of common stock
   pursuant to Convertible
   Note transaction
   (See Note VII)                                11.2                                      17.3            28.5
--------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2005                      $  9.0      $ 15.2        $ 254.5        $1,237.4    $(105.4)       $1,410.7
====================================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

			  Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

									  Six Months
									Ended June 30,
(in millions) (Unaudited)                                            2005             2004
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                  $   79.8         $   51.9
      Adjustments to reconcile net income to cash
      from operations:
	 Changes in:
	    Insurance reserves                                        93.3            129.5
	    Reinsurance treaty funds held                            (23.4)            14.9
	    Income taxes                                              (5.4)            (9.9)
	    Premiums and other receivables                            16.6            (16.3)
	    Deferred policy acquisition costs                          6.9             (3.3)
	    Reinsurance recoverable                                  (37.3)           (69.6)
	    Other assets                                              (5.7)            (7.3)
	    Other liabilities                                        (48.9)            (6.2)
	 Loss on retirement of convertible debt, including
	    debt conversion expenses                                   9.0                -
	 Income tax benefit from stock option exercises                3.1                -
	 Amortization and write-down of agent relationships            7.7             11.5
	 Depreciation and amortization                                11.4              8.9
	 Investment gains realized, net                              (13.8)            (6.9)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             93.3             97.2
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                            (619.0)          (627.5)
      Fixed maturity, held-to-maturity                                (0.4)            (1.4)
      Equity                                                          (3.7)            (7.2)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                             416.7            444.4
      Equity                                                           7.9              5.2
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                              29.6             65.6
      Fixed maturity, held-to-maturity                                17.4             27.3
      Equity                                                             -              3.2
   Property and equipment
      Purchases                                                       (4.9)            (2.2)
      Sales                                                            0.1              0.3
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (156.3)           (92.3)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                    (160.0)            (0.3)
      Proceeds from the issuance of senior notes                         -            199.3
      Payment of issuance costs                                          -             (1.3)
      Loss on retirement of convertible debt,
	including conversion expense                                  (3.6)               -
   Proceeds from exercise of stock options                            12.5              4.8
   Dividends paid to shareholders                                     (3.8)               -
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                 (154.9)           202.5
-------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                (217.9)           207.4
Cash and cash equivalents, beginning of period                       252.6             56.9
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $   34.7         $  264.3
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

		  Ohio Casualty Corporation & Subsidiaries
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group (the Group). All dollar amounts, except per share data, presented in the Notes to Consolidated Financial Statements are in millions unless otherwise noted.

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of June 30, 2005 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows all for the three and six months ended June 30, 2005 and 2004, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the consolidated financial statements and notes thereto included in the Corporation's 2004 Annual Report on Form 10-K. The results of operation for the period ended June 30, 2005 are not necessarily indicative of the results of operation for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $4.0 at June 30, 2005 and $4.3 at December 31, 2004. Property and equipment are carried at cost less accumulated depreciation of $171.9 and $167.4 at June 30, 2005 and December 31, 2004, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $2.3 at June 30, 2005 and December 31, 2004.

NOTE II - STOCK OPTIONS

The Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, the Corporation recognizes expense based on the intrinsic value of options. Had the Corporation adopted income statement recognition requirements of Financial Accounting Standards Board (FASB) 123 "Accounting for Stock Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:


				    Three Months Ended       Six Months Ended
					 June 30                 June 30
				     2005         2004       2005        2004
-------------------------------------------------------------------------------
Net income
  As reported                       $42.1        $32.7      $79.8       $51.9
  Add:  Stock-based employee
    compensation reported in
    net income, net of related
    tax effect                        0.2          0.1        0.3         0.1
  Deduct:  Total stock-based
    employee compensation, net
    of related tax effect             1.6          1.5        2.6         2.8
				    -----        -----      -----       -----
  Pro forma                         $40.7        $31.3      $77.5       $49.2
Basic EPS
  As reported                       $0.66        $0.53      $1.27       $0.85
  Pro Forma                         $0.64        $0.51      $1.23       $0.80
Diluted EPS*
  As reported                       $0.63        $0.48      $1.18       $0.78
  Pro Forma                         $0.61        $0.46      $1.14       $0.74
===============================================================================

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the three and six months ended June 30, 2005. Also see Note III.

See Note X - Recently Issued Accounting Standards for additional information pertaining to FASB 123(R) - "Share-Based Payment."

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

					   Three Months Ended      Six Months Ended
						 June 30               June 30
					   2005          2004      2005        2004
-------------------------------------------------------------------------------------
Net income                                $42.1         $32.7     $79.8      $ 51.9
Weighted average common shares
  outstanding - basic (thousands)        63,679        61,345    63,023      61,205
Income before cumulative effect of
  an accounting change                    $0.66         $0.53     $1.27      $ 0.88
Cumulative effect of an accounting
  change                                      -             -         -      $(0.03)
Basic net income per weighted
  average share                           $0.66         $0.53     $1.27      $ 0.85
=====================================================================================
Net income                                $42.1         $32.7     $79.8      $ 51.9
Effect of EITF 04-8 on net income
  using "if-converted" method               0.2           1.7       1.8         3.3
Adjusted net income using
  "if-converted" method                    42.3          34.4      81.6        55.2
Weighted average common shares
  outstanding (thousands)                63,679        61,345    63,023      61,205
Effect of dilutive securities
  (thousands)                             1,199         1,130     1,273       1,102
Effect of EITF 04-8 (thousands)           2,119         8,897     5,032       8,897
------------------------------------------------------------------------------------
Weighted average common shares
  outstanding - diluted (thousands)      66,997        71,372    69,328      71,204
Income before cumulative effect of an
  accounting change                       $0.63         $0.48     $1.18      $ 0.80
Cumulative effect of an accounting
  change                                      -             -         -      $(0.02)
Diluted net income per weighted
  average share                           $0.63         $0.48     $1.18      $ 0.78
=====================================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. As required by the EITF, all prior period earnings per share amounts would need to be restated for periods presented subsequent to the March 2002 Convertible Notes issuance. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. The adoption of EITF 04-8 reduced previously reported diluted earnings per share by $0.04 and $0.05 for the three and six months ended June 30, 2004, respectively.

NOTE IV  -- SEGMENT INFORMATION

The Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty, and Personal Lines. These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Corporation also has an all other segment which derives its revenues from investment income. The other expenses included in this segment consist principally of costs related to the retirement of the convertible debt and interest expense in 2005. In 2004, the other expenses consist primarily of interest expense.

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

			Three Months Ended June 30


Commercial Lines Segment                           2005              2004
---------------------------------------------------------------------------
Net premiums written                             $221.8            $220.3
  % Change                                          0.7%              5.0%
Net premiums earned                               206.8             202.4
  % Change                                          2.2%              5.8%
Underwriting loss (before tax)                     (5.4)             (4.3)



Specialty Lines Segment                            2005              2004
---------------------------------------------------------------------------
Net premiums written                              $39.7            $ 39.1
  % Change                                          1.5%             (9.4)%
Net premiums earned                                36.4              40.8
  % Change                                        (10.8)%             0.5%
Underwriting gain (before tax)                      1.7               2.0


Personal Lines Segment                             2005              2004
---------------------------------------------------------------------------
Net premiums written                             $123.4            $127.3
  % Change                                         (3.1)%             3.7%
Net premiums earned                               122.3             124.0
  % Change                                         (1.4)%             3.9%
Underwriting gain (before tax)                     19.8               5.3


Total Property & Casualty                          2005              2004
---------------------------------------------------------------------------
Net premiums written                             $384.9            $386.7
  % Change                                         (0.5)%             2.9%
Net premiums earned                               365.5             367.2
  % Change                                         (0.5)%             4.6%
Underwriting gain (before tax)                     16.1               3.0


All Other                                          2005              2004
---------------------------------------------------------------------------
Revenues                                        $   9.0            $  2.2
Write-down and amortization of
  agent relationships                              (3.3)             (4.3)
Other expenses                                    (15.5)             (3.5)
---------------------------------------------------------------------------
Net loss before income taxes                    $  (9.8)            $(5.6)


Reconciliation of Revenues                         2005              2004
---------------------------------------------------------------------------
Net premiums earned for reportable segments      $365.5            $367.2
Net investment income                              44.9              47.6
Realized gains/(losses), net                        9.0              (1.3)
---------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                               419.4             413.5
Property and casualty statutory to GAAP
  adjustment                                       (0.5)              3.3
---------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                    418.9             416.8
Other segment revenues                              9.0               2.2
---------------------------------------------------------------------------
Total revenues                                   $427.9            $419.0
===========================================================================


Reconciliation of Underwriting Gain (before tax)   2005              2004
---------------------------------------------------------------------------
Property and casualty underwriting
  gain (before tax) (Statutory basis)            $ 15.3            $  0.1
Statutory to GAAP adjustment                        0.8               2.9
---------------------------------------------------------------------------
Property and casualty underwriting
  gain (before tax) (GAAP basis)                   16.1               3.0
Net investment income                              48.6              48.6
Realized gains, net                                13.8               3.2
Write-down and amortization of agent
  relationships                                    (3.3)             (4.3)
Other expenses                                    (15.5)             (3.5)
---------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of an accounting
  change                                         $ 59.7            $ 47.0
===========================================================================


			    Six Months Ended June 30


Commercial Lines Segment                           2005              2004
---------------------------------------------------------------------------
Net premiums written                             $427.4            $432.5
  % Change                                         (1.2)%             4.2%
Net premiums earned                               412.4             400.2
  % Change                                          3.0%              5.0%
Underwriting loss (before tax)                    (18.3)            (10.0)


Specialty Lines Segment                            2005              2004
---------------------------------------------------------------------------
Net premiums written                              $78.8             $73.9
  % Change                                          6.6%             (2.9)%
Net premiums earned                                71.5              82.5
  % Change                                        (13.3)%             4.4%
Underwriting gain (before tax)                      3.0               6.1


Personal Lines Segment                             2005              2004
---------------------------------------------------------------------------
Net premiums written                             $237.2            $244.3
  % Change                                         (2.9)%             3.1%
Net premiums earned                               243.9             245.6
  % Change                                         (0.7)%             2.2%
Underwriting gain/(loss) (before tax)              47.5              (7.0)


Total Property & Casualty                          2005              2004
---------------------------------------------------------------------------
Net premiums written                             $743.4            $750.7
  % Change                                         (1.0)%             3.1%
Net premiums earned                               727.8             728.3
  % Change                                         (0.1)%             4.0%
Underwriting gain/(loss) (before tax)              32.2             (10.9)


All Other                                          2005              2004
---------------------------------------------------------------------------
Revenues                                        $  12.1            $  3.7
Write-down and amortization of
  agent relationships                              (7.7)            (11.5)
Other expenses                                    (25.9)             (6.7)
---------------------------------------------------------------------------
Net loss before income taxes                     $(21.5)           $(14.5)


Reconciliation of Revenues                         2005              2004
---------------------------------------------------------------------------
Net premiums earned for reportable segments     $ 727.8            $728.3
Net investment income                              89.1              97.2
Realized gains, net(a)                            145.3               3.7
---------------------------------------------------------------------------
Total property and casualty revenues
  (Statutory basis)                               962.2             829.2
Property and casualty statutory to
  GAAP adjustment                                (135.7)              1.4
---------------------------------------------------------------------------
Total revenues property and casualty
  (GAAP basis)                                    826.5             830.6
Other segment revenues                             12.1               3.7
---------------------------------------------------------------------------
Total revenues                                  $ 838.6            $834.3
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


Reconciliation of Underwriting
Gain/(Loss) (before tax)                             2005              2004
---------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax) (Statutory basis)     $ 35.8           $ (3.8)
Statutory to GAAP adjustment                       (3.6)            (7.1)
---------------------------------------------------------------------------
Property and casualty underwriting gain/(loss)
  (before tax) (GAAP basis)                        32.2            (10.9)
Net investment income                              97.0             99.1
Realized gains, net                                13.8              6.9
Write-down and amortization of agent
  relationships                                    (7.7)           (11.5)
Other expenses                                    (25.9)            (6.7)
---------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                 $109.4           $ 76.9
===========================================================================

NOTE V - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $1.7 and $2.6 in the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the asset was written down before tax by $4.5 and $8.0, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 19 years. For the three month and six month periods ended June 30, 2005, the Corporation recorded amortization expense of $1.6 and $3.2 which compares to $1.7 and $3.5 for the same periods of the prior year. At June 30, 2005 and December 31, 2004, the unamortized carrying value of the agent relationships asset was $114.3 and $122.0, respectively. The agent relationships asset is recorded net of accumulated amortization of $43.0 and $41.4 at June 30, 2005 and December 31, 2004, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization amounts included in the consolidated balance sheets were $56.4 and $13.7 at June 30, 2005 and $55.2 and $11.4 at December 31, 2004, respectively.

NOTE VII - DEBT

On March 19, 2002, the Corporation issued $201.3 aggregate principal amount of 5.00% Convertible Notes due March 19, 2022 (Old Notes). On March 22, 2005 the Corporation exchanged $65.6 of its Old Notes for $65.6 of new 5.00% Convertible Notes due March 19, 2022 (New Notes and collectively the Convertible Notes). The only change in the New Notes was the incorporation of a net share settlement feature. The Corporation paid a premium to the holders electing the exchange to the New Notes. Also on this date, the Corporation announced its intention to fully redeem before maturity the Convertible Notes at their regular redemption price of 102% of the principal amount plus accrued interest to, but excluding, the redemption date of May 2, 2005. In connection with this announced redemption, holders of the Convertible Notes could elect to convert their Convertible Notes into shares of the Corporation's common stock. Upon conversion of the Old Notes, the Corporation delivered 44.2112 of its common stock for each $1,000 principal amount of Old Notes surrendered for conversion. Upon conversion of the New Notes, the Corporation paid the principal amount in cash and any conversion consideration in excess of the principal amount in the Corporation's common stock. The above transactions impacted the Corporation's consolidated results of operations and consolidated balance sheet as follows:

							     2005
						       Loss on retirement
						      of Convertible Debt,     Impact on
				   Old       New         including debt      Shareholders'
				  Notes     Notes     conversion expenses       Equity
				 ----------------------------------------------------------
Initial Issuance                 $201.3    $   -              $ -                 $ -
Repurchases in unsolicited
  negotiated transactions (a)     (52.8)       -               (2.5)                -

Impact of exchange offer
  and related exchange premium    (65.6)      65.6             (0.3)                -

Call Elections:
  Cash redemption (b)             (53.9)     (55.0)            (5.7)                -
  Equity conversion (c)           (29.0)     (10.6)            (0.5)               28.5
-------------------------------------------------------------------------------------------
    June 30, 2005                $  -       $  -              $(9.0)              $28.5
===========================================================================================

(a) These repurchases were completed in the following periods: $35.8 in the second quarter of 2005, $4.5 in the first quarter of 2005 and $12.5 in the fourth quarter of 2004. As a result of these repurchases, the Corporation wrote off a proportionate amount of unamortized debt issuance costs of $1.2 in the second quarter of 2005, $0.1 in the first quarter of 2005 and $0.4 in the fourth quarter of 2004, which was included in the 2004 results of operations. In addition, the Corporation paid a premium on the repurchases of $0.8 in the second quarter of 2005, $0.4 in first quarter 2005 and $0.6 in the fourth quarter of 2004, which was also included in the 2004 results of operations. The loss on retirement of debt attributable to 2004 relating to the repurchase transactions are not included in the above table.

(b) In connection with the cash redemption, the Corporation paid a call premium in the amount of $2.2 and wrote off the proportionate amount of unamortized debt issuance costs in the amount of $3.5 in the second quarter of 2005.

(c) In connection with the equity conversion, the Corporation issued 1,282,123 shares of its common stock for conversion of the Old Notes, issued 23,462 shares of its common stock for conversion of the New Notes, recognized $0.5 in debt conversion expenses related to the New Notes, which represents the conversion price of $22.62 multiplied by 23,462 shares issued, and increased shareholders' equity by

    $28.5 in the second quarter of 2005. The increase in shareholders' equity consists principally of the conversion of the principle amount of Old Notes ($29.0) and accrued interest through the date of conversion ($0.2) offset by the write-off of the proportionate amount of unamortized debt issuance cost ($1.4).

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used part of the net proceeds to repurchase $52.8 of the Old Notes in unsolicited negotiated transactions, prior to the redemption discussed above. A substantial portion of the net proceeds was also used to redeem the Convertible Notes on May 2, 2005, as discussed above. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the consolidated balance sheet net of unamortized issuance-related costs and discount totaling $2.4 at June 30, 2005. The Convertible Notes and Senior Notes were reported on the consolidated balance sheet net of unamortized issuance-related costs and discount totaling $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) at December 31, 2004. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

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

On July 31, 2002, the Corporation entered into a revolving credit agreement with an expiration date of March 15, 2005. In February 2005, the revolving credit agreement was renewed, under substantially the same terms and conditions, and will expire on March 15, 2006. Under the terms of the revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The revolving credit agreement requires the Corporation to maintain minimum net worth of $800.0. The credit agreement also includes a minimum statutory surplus for the Company of $650.0. Additionally, other financial covenants and other customary provisions, as defined in the agreement, exist. At June 30, 2005, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no amounts outstanding under this revolving credit agreement at either June 30, 2005 or December 31, 2004.

In addition to the debt described above, the Corporation has a $6.5 loan with the State of Ohio that is secured by a mortgage on the Corporation's home office property. As of and for the three and six months ended June 30, 2005, the loan bears a fixed interest rate of 3%, compared to an interest rate of 2% as of and for the three and six months ended June 30, 2004. The loan requires annual principal payments of approximately $0.6 and expires in November 2009. The remaining balance at June 30, 2005 was $3.0, compared to $3.2 at December 31, 2004.

Interest expense incurred for the six month period ending June 30, 2005 and 2004 was $10.4 and $5.2, respectively. Interest expense incurred for the three month period ending June 30, 2005 and 2004 was $4.4 and $2.6, respectively. The increase in interest expense incurred in the three and six month periods ending June 30, 2005 is related to the issuance of the Senior Notes on June 29, 2004.

NOTE VIII - CONTINGENCIES

In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The contract stipulated that a premiums-to-surplus ratio of
2.5 to 1 must be maintained on the transferred business during the period March 2002 through December 2004. If this criteria was not met, OCNJ would have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data provided by Proformance, the Group paid $6.8 in July 2004 to Proformance in settlement of this obligation through December 31, 2003. At December 31, 2004, based upon information provided by Proformance, the Group had accrued $8.8 to cover this estimated additional liability. Late in the first quarter of 2005, the Group, based on revised information provided by Proformance subsequent to the Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated liability and related accrual to $4.4 at March 31, 2005. In June 2005, the Group reached a settlement with Proformance for the final payment related to this obligation in the amount of $3.7 and in return received from Proformance a release of any and all future obligations related to this surplus guarantee. Accordingly, at June 30, 2005, no additional amounts are recorded on the Consolidated Balance Sheet pursuant to this surplus guarantee. The total amount paid by the Group pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6.

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

NOTE IX - EMPLOYEE BENEFITS

The Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of June 30 is determined as follows:

					     Three Months Ended        Six Months Ended
						   June 30                  June 30
					     2005          2004       2005          2004
------------------------------------------------------------------------------------------
Service cost earned during the period       $ 1.8         $ 1.9     $  3.6        $  4.0
Interest cost on projected benefit
  obligation                                  4.3           4.1        8.6           8.6
Expected return on plan assets               (5.4)         (5.4)     (10.8)        (10.7)
Amortization of accumulated losses            0.9           0.7        1.8           1.4
Amortization of unrecognized prior
  service cost                               (0.5)         (0.6)      (1.1)         (0.7)
Curtailment cost                              -             -          -             0.1
------------------------------------------------------------------------------------------
Net periodic pension cost                   $ 1.1         $ 0.7      $  2.1       $  2.7
==========================================================================================

The Corporation contributed approximately $1.9 and $3.8 in the three month and six month periods ended June 30, 2005, respectively, to the defined benefit retirement plan. The Corporation contributed approximately $7.5 in the first six months of 2004. The Corporation expects to contribute approximately $8.0 during the fiscal year 2005.

In March 2004, the Corporation announced changes to the defined benefit retirement plan which were effective June 30, 2004, which freezes accrued benefits under the plan's current formula and incorporates a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first six months of 2004, the Corporation recognized a curtailment charge of $0.1 in 2004.

The components of the Corporation's net periodic postretirement benefit cost as of June 30:

					     Three Months Ended        Six Months Ended
						   June 30                  June 30
					     2005          2004       2005          2004
------------------------------------------------------------------------------------------
Service cost                                $ -          $ 0.1      $ 0.1         $ 0.7
Interest cost                                 0.8          0.8        1.5           2.3
Amortization of accumulated losses            -            0.1        -             0.2
Amortization of unrecognized prior
  service cost                               (1.5)        (1.5)      (3.0)         (2.0)
Curtailment cost                              -            -          -             0.1
------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost    $(0.7)       $(0.5)     $(1.4)        $ 1.3
==========================================================================================

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

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB finalized Statement 123(R), "Share-Based Payment." On April 14, 2005, the Securities and Exchange Commission (SEC) announced a phased-in implementation process that would allow the Corporation to defer the implementation of the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Corporation this would mean January 1, 2006. Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Corporation currently intends to adopt the provisions of FASB 123(R) effective January 1, 2006.

FASB 123(R) permits public companies to adopt its requirements using one of two methods: (1) modified prospective or (2) modified retrospective. The Corporation currently intends to adopt using the modified prospective method in which compensation expense would be recognized beginning January 1, 2006
(a) based on the requirements of FASB 123(R) for all share-based payments granted after the January 1, 2006 and (b) based on the requirements of FASB 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.

The adoption of FASB 123(R) fair value method is expected to increase the Corporation's compensation expense by approximately $3.0 to $4.0 in 2006. These estimated impacts could change materially from these estimates based upon the Corporation's use of equity-based awards granted in the future. Had the Corporation adopted FASB 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note II.

FASB 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Corporation. In June 2005, the FASB issued a final FSP EITF 03-1-a (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") which will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on the Corporation's overall results of operations or financial position.

In May 2005, the FASB issued FASB Statement 154 "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement 3 "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE XI - SUBSEQUENT EVENT

In May 2005, the Corporation's shareholders approved the 2005 Incentive Plan (the Plan). The Plan is a performance-based stock unit and cash award designed to foster and promote the long-term financial success of the Corporation and its subsidiaries and to align the interests of management and directors with that of the Corporation's shareholders. The 2005 Officer Long Term Incentive award under the Plan is tied to the long term strategic plan approved by the Board of Directors. The performance period will begin on

July 1, 2005 and will be based on the Corporation's achievement of its after-tax operating income targets for the 30 month period from July 1, 2005 to December 31, 2007. The award will be settled 50% in cash and 50% in shares of the Corporation's common stock. The Corporation will account for the award using APB 25 "Accounting for Stock Issued to Employees" and Financial Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation" for the period of July 1, 2005 through December 31, 2005. The Corporation will account for the award using FASB 123(R) upon adoption on January 1, 2006 as discussed in Note X, Recently Issued Accounting Standards.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group (the Group). All dollar amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

RESULTS OF OPERATIONS

Net income

The Corporation reported net income of $79.8, or $1.18 per share for the six months ending June 30, 2005, compared with $51.9, or $0.78 per share in the same period of 2004. For the second quarter of 2005, net income was $42.1, or $0.63 per share, compared with net income of $32.7, or $0.48 per share in the same quarter of 2004.

Management of the Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

					     Three Months           Six Months
					     Ended June 30         Ended June 30
					    2005       2004       2005       2004
-----------------------------------------------------------------------------------
Operating income                           $33.2      $30.6      $70.9      $49.0
After-tax net realized gains                 8.9        2.1        8.9        4.5
Cumulative effect of accounting change         -          -          -       (1.6)
-----------------------------------------------------------------------------------
Net income                                 $42.1      $32.7      $79.8      $51.9
===================================================================================

Operating income per
  share - diluted                          $0.50      $0.45      $1.05      $0.74
After-tax net realized gains
  per share - diluted                       0.13       0.03       0.13       0.06
Cumulative effect of accounting change
  per share - diluted                          -          -          -      (0.02)
-----------------------------------------------------------------------------------
Net income per share - diluted             $0.63      $0.48      $1.18      $0.78
===================================================================================

Investment Results

For the six months ended June 30, 2005 and 2004, consolidated before-tax net investment income was $97.0 ($70.6 after tax) and $99.1 ($66.4 after tax), respectively. The effective tax rate on investment income for the first six months of 2005 was 27.2%, compared with 33.0% for the same period of 2004. Second quarter 2005 and 2004 consolidated before-tax investment income was $48.6 ($35.2 after tax) and $48.6 ($32.5 after tax), respectively. The effective tax rate on investment income in the second quarter was 27.5%, compared with 33.2% for the same period of 2004. Before-tax investment income for the three month and six month periods ending June 30, 2005 was comparable to the same periods of the prior year, as the impact of lower before-tax investment yields in 2005 were offset by growth in our investment portfolio as the insurance operations continue to generate positive cash flows. Before-tax and after-tax investment income comparisons are impacted by investments in tax exempt securities. As a result of the Corporation's return to profitability, management has invested more funds into tax exempt securities to maximize after-tax income. This investment strategy results in the Corporation's effective tax rate on investment income being lower in the current year when compared to prior periods.

For the six months and three months ended June 30, 2005, net realized gains were $13.8, compared to $6.9 and $3.2, respectively, for the same periods of 2004. Included in the net realized gains for the three months ended June 30, 2005 is $7.0 attributable to the sale of 665,000 shares of National Atlantic Holding Corporation and subsidiaries ("NAHC"), the parent of Proformance, common stock. The Corporation acquired these shares in connection with the transaction discussed in Note VIII - Contingencies and continues to hold 202,955 NAHC shares. During the second quarter of 2005, the Group recorded realized losses of $1.2 on the disposal of several fixed maturity securities in the automotive industry, which had experienced market value declines during the second quarter resulting from negative financial news about the issuers. There were no material losses on the disposal of any securities in the second quarter of 2004.

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

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. There were no impairment charges recorded during the six months ended June 30, 2005. The before-tax impairment charge recorded in the six months and three months ended June 30, 2004 was $5.2 and $1.4, respectively.

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

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of June 30, 2005:


Available-for-sale with
unrealized losses:
			     Less than 12 months    12 months or longer           Total
			     -------------------    -------------------    -------------------
			      Fair   Unrealized       Fair   Unrealized      Fair   Unrealized
			     Value     Losses        Value      Losses      Value     Losses
			     -------------------    -------------------    -------------------
Fixed securities:
  States, municipalities
    and political
    subdivisions            $ 69.6     $(0.4)        $ 9.1      $   -       $ 78.7     $(0.4)
  Corporate securities        77.3      (2.0)         26.5       (0.6)       103.8      (2.6)
  Mortgage-backed
    securities                43.4      (0.3)          8.0       (0.2)        51.4      (0.5)
----------------------------------------------------------------------------------------------
Total fixed maturities       190.3      (2.7)         43.6       (0.8)       233.9      (3.5)
Equity securities             30.2      (2.2)          0.6       (0.2)        30.8      (2.4)
----------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                $220.5     $(4.9)        $44.2      $(1.0)      $264.7     $(5.9)
==============================================================================================



Held-to-maturity with
unrealized losses:
			     Less than 12 months    12 months or longer           Total
			     -------------------    -------------------    -------------------
			      Fair   Unrealized       Fair   Unrealized      Fair   Unrealized
			     Value     Losses        Value      Losses      Value     Losses
			     -------------------    -------------------    -------------------
Fixed securities:
  Corporate securities       $12.9     $   -         $52.1      $(0.6)     $ 65.0      $(0.6)
  Mortgage-backed
    securities                19.9      (0.4)         17.0       (0.2)       36.9       (0.6)
----------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                 $32.8     $(0.4)        $69.1      $(0.8)     $101.9      $(1.2)
==============================================================================================

As part of the evaluation of the entire $7.1 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at June 30, 2005. In the tables above, there are approximately 120 securities represented. Of this total, 15 securities have unrealized loss positions greater than 5% of their book values at June 30, 2005, one of which is an equity security with an unrealized loss position exceeding 20% of its book value. This group represents $3.5, or 49.2% of the total unrealized loss position. Of this group, nine securities, representing approximately $3.0 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining six securities, which have been in an unrealized loss position for longer than twelve months and total $0.5, management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value. As noted above, one equity security had an unrealized loss position that exceeded 20% at June 30, 2005. This company operates in the pharmaceutical industry, which has experienced industry-wide product news that has negatively impacted the market values of the entire industry. Based on the company's strong financial position and strong product development pipelines, management believes that current decline in market value of the security does not represent an other than temporary decline in value.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at June 30, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                      Amortized       Estimated       Unrealized
					      Cost      Fair Value             Loss
------------------------------------------------------------------------------------
Due in one year or less                     $    -          $    -          $    -
Due after one year through five years         48.7            47.7            (1.0)
Due after five years through ten years       100.1            98.6            (1.5)
Due after ten years                           36.7            36.2            (0.5)
Mortgage-backed securities                    51.9            51.4            (0.5)
------------------------------------------------------------------------------------
	Total                               $237.4          $233.9           $(3.5)
====================================================================================


Held-to-maturity:                        Amortized       Estimated       Unrealized
					      Cost      Fair Value             Loss
------------------------------------------------------------------------------------
Due in one year or less                     $  2.0          $  2.0           $   -
Due after one year through five years         23.0            22.6            (0.4)
Due after five years through ten years        37.4            37.2            (0.2)
Due after ten years                            3.2             3.2               -
Mortgage-backed securities                    37.5            36.9            (0.6)
------------------------------------------------------------------------------------
	Total                               $103.1          $101.9           $(1.2)
====================================================================================

For additional discussion relative to the Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 26-28 of this MD&A.

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Corporation to perform periodic reviews for possible impairment. These reviews consist of a comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability, or both, differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of 19 years for this asset. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining asset book value of $114.3 recorded at June 30, 2005. For additional information regarding agent relationships asset, please refer to Note V in the Notes to the Consolidated Financial Statements on page 12 in the Quarterly Report on Form 10-Q.

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

At June 30, 2005 and December 31, 2004, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $929.1 and $972.0, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of June 30, 2005 was 1.6 to 1.0 compared to 1.5 to 1.0 at December 31, 2004. The decrease in statutory surplus during the first six months of 2005 is primarily a result of dividend declarations by the Company to the Corporation in the amount of $111.6 ($81.6 of which was paid in the first half of 2005 and the balance was paid on July 1, 2005).

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

The table below summarizes property and casualty premium on a gross and net basis compared with the same period of the prior year:

			   Three months ended June 30,       Six months ended June 30,
			    2005      2004      % Chg        2005      2004      % Chg
			    ----      ----      -----        ----      ----      -----
Gross Premiums Written
----------------------
Commercial Lines          $223.9    $225.9       (0.9)%    $435.1    $446.3       (2.5)%
Specialty Lines             54.2      66.8      (18.9)%     107.4     128.6      (16.5)%
Personal Lines             123.2     127.6       (3.4)%     238.1     246.5       (3.4)%
			  ------    ------                 ------    ------
All Lines                 $401.3    $420.3       (4.5)%    $780.6    $821.4       (5.0)%

			   Three months ended June 30,       Six months ended June 30,
			    2005      2004      % Chg        2005      2004      % Chg
			    ----      ----      -----        ----      ----      -----
Net Premiums Written
--------------------
Commercial Lines          $221.8    $220.3        0.7%     $427.4    $432.5       (1.2)%
Specialty Lines             39.7      39.1        1.5%       78.8      73.9        6.6%
Personal Lines             123.4     127.3       (3.1)%     237.2     244.3       (2.9)%
			  ------    ------                 ------    ------
All Lines                 $384.9    $386.7       (0.5)%    $743.4    $750.7       (1.0)%

Gross premiums written for the Commercial and Personal Lines segments declined for the three months and six months ended June 30, 2005, primarily as a result of a reduction in new business premium production for both segments and a decline in average renewal price increases. The Group is devoting more attention in 2005 to identifying opportunities to enhance premium growth through establishment of service centers, improved sales force effectiveness and facilitating agency management system interfaces.
Specialty Lines gross premiums written declined as a result of lower new business production.

The decline in net premiums written was partially offset by lower reinsurance costs due to increases in reinsurance retention in 2005 and $5.5 of return ceded premium on experience based reinsurance contracts in the second quarter of 2005, compared to $5.0 of return ceded premium in the second quarter of 2004. The experience rated reinsurance contracts are for a funded layer of casualty excess of loss reinsurance coverage. See the Corporation's 2004 Annual Report on Form 10-K Item 7, Reinsurance Programs on page 42 for greater detail.

Commercial Lines renewal price increases averaged 1.6% in the second quarter 2005 compared to 4.5% in the second quarter 2004. This decrease period over period is the result of a broad market trend of increased competitive pricing pressure. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies or business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

All Lines Discussion

The following table provides key financial measures for All Lines:

				      Three Months Ended        Six Months Ended
					    June 30                 June 30
				      2005          2004       2005          2004
				      ----          ----       ----          ----
All Lines
---------
Loss ratio                            52.4%         55.3%      52.6%         54.7%
Loss adjustment expense ratio         11.0%         10.1%      11.4%         10.8%
Underwriting expense ratio            32.1%         33.8%      31.5%         36.0%
				      -----         -----      -----        ------
Combined ratio                        95.5%         99.2%      95.5%        101.5%

The All Lines combined ratio for the second quarter 2005 improved 3.7 points driven by a 2.9 point improvement in the loss ratio and a 1.7 point improvement in the underwriting expense ratio, partially offset by a 0.9 point deterioration of the loss adjustment expense ratio. The loss ratio improvement included lower catastrophe losses compared to the second quarter last year and includes favorable results from the Group's continued focus on underwriting quality and improved pricing levels, as reflected below. The underwriting ratio improvement is described below and includes the full impact of staff reductions related to the 2004 Cost Structure Efficiency
(CSE) Initiative.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

					 Three Months             Six Months
					 Ended June 30           Ended June 30
					2005       2004        2005         2004
					----       ----        ----         ----
Statutory net liabilities,
  beginning of period                 $2,200.7   $2,141.9    $2,183.8     $2,128.9
Decrease in provision for prior
  accident year claims                   $(2.9)    $(10.2)      $(6.7)      $(12.7)
Decrease in provision for prior
  accident year claims as % of
  premiums earned                         (0.8)%     (2.8)%      (0.9)%       (1.7)%

Catastrophe losses for the second quarter 2005 were $5.7 or 1.5 points compared to $11.7 or 3.2 points in the second quarter 2004, a decrease of 1.7 points. The effect of future catastrophes on the Corporation's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Corporation's results of operations, reinsurance pricing and availability of reinsurance. During the second quarter of 2005, there were five catastrophes with the largest catastrophe generating $1.4 in incurred losses as compared with six catastrophes in the second quarter of 2004 with the largest catastrophe generating $3.8 in incurred losses. For additional disclosure of catastrophe losses, refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 66 of the Corporation's 2004 Annual Report on Form 10-K.

The deterioration in the loss adjustment expense ratio is related to adverse development on prior year reserves, primarily in the casualty lines, a change in the mix of premium, as commercial lines grows as a percent of the portfolio and bears a higher LAE ratio, and higher reinsurance retention and costs compared to last year.

The table below summarizes the variance in the underwriting expense ratio for the second quarter 2004 compared to the second quarter 2005:

					  Underwriting expense ratio variance
					  -----------------------------------
Underwriting expense ratio -
  second quarter 2004                                      33.8%
Contingent liability to Proformance                        (0.2)%
Decrease to professional fees                              (0.6)%
2004 Severance related expense due to
  work force reduction                                     (0.8)%
Impact of all other underwriting expense
  ratio items                                              (0.1)%
							   ------
Underwriting expense ratio - second
  quarter 2005                                             32.1%
							   =====

The underwriting expense ratio for the second quarter of 2005 includes a $0.7 reduction to the surplus guarantee accrual recorded at March 31, 2005 related to final settlement with Proformance. The changes in the accrual for the surplus guarantee favorably impacted the results of operations for the first six months of 2005 by 0.7 points and increased last year's ratio 1.2 points. See Note VIII - Contingencies on pages 14 and 15 of this Quarterly Report on Form 10-Q.

The remainder of the improvement in the underwriting expense ratio is related to the benefit of the CSE initiative. The largest portion of the CSE initiative's planned savings were implemented within the second quarter last year. The CSE initiative is ongoing and we continue to explore new cost savings and process improvement ideas.

The employee count remained relatively flat when compared to December 31, 2004. As of June 30, 2005, the employee count was 2,170, compared with 2,190 at December 31, 2004 and approximately 2,200 at June 30, 2004.

In both the second quarter 2005 and 2004, underwriting expenses included $0.8 of software amortization expense before tax, related to the rollout of P.A.R.I.S.(sm). On a GAAP accounting basis, the new application is being amortized over a ten-year period. This amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

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

For selected Commercial Lines agents, P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) provides on-line quoting capability. In February of 2005, P.A.R.I.S. Express(sm) was extended to support issuance and endorsement processing for selected pilot agents; nationwide rollout is expected during 2005. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non-P.A.R.I.S.(sm)) systems.

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

Segment Discussion

The Corporation's organizational structure consists of three operating units:
Commercial, Specialty and Personal Lines. The Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:

Commercial Lines Segment

				  Three Months Ended          Six Months Ended
				       June 30                    June 30
Commercial Lines Segment          2005          2004         2005          2004
--------------------------------------------------------------------------------
Net premiums written            $221.8        $220.3       $427.4        $432.5
Net premiums earned              206.8         202.4        412.4         400.2
Loss ratio                        55.7%         53.4%        56.5%         52.9%
Loss adjustment expense ratio     12.9%         13.0%        14.0%         12.5%
Underwriting expense ratio        34.0%         35.7%        33.9%         37.1%
				 ------        ------       ------        ------
Combined ratio                   102.6%        102.1%       104.4%        102.5%

The combined ratio for the three month period ended June 30, 2005 slightly deteriorated, compared to the same period last year, primarily due to adverse loss and LAE reserve development concentrated in the workers' compensation and general liability product lines, somewhat offset by favorable development in the commercial auto product line. The adverse prior year reserve development added 2.4 points to the second quarter 2005 loss and LAE ratios compared to favorable development of 1.0 points in the second quarter 2004. For the first six months of 2005, Commercial Lines loss and LAE reserves were adversely impacted by prior year development of 4.2 points compared to favorable development of 2.2 points in 2004. The adverse development on the workers' compensation product line for both periods is related to the ongoing review of lifetime claims and other severe cases. Also impacting the loss and LAE ratio for these periods were increased assessments for the National Workers' Compensation Pool, which added 2.8 points to the second quarter 2005 loss and LAE ratio, compared with 0.5 points for the comparable period of the prior year. The increased assessments this quarter were partially attributable to settlements between Kemper and the various Workers' Compensation Pools, in which the cash proceeds from the settlements as well as the net liabilities to the Pools of the Kemper Insurance Companies were reallocated and distributed to the remaining participating Pool companies. The Group continues to focus on improving profitability in the general liability and workers' compensation product lines. The Group has restricted writings in states where the workers' compensation product line has historically been unprofitable and is focused on growing this product line in profitable states. The first six months of 2005 Commercial Lines loss ratio included 1.0 points related to catastrophe losses compared to 0.8 points during the same period in 2004. The 3.2 point improvement in the underwriting expense ratio for the six months ended is the result of CSE initiatives.

Specialty Lines Segment

				  Three Months Ended          Six Months Ended
				       June 30                    June 30
Specialty Lines Segment           2005          2004         2005          2004
--------------------------------------------------------------------------------
Net premiums written             $39.7         $39.1        $78.8         $73.9
Net premiums earned               36.4          40.8         71.5          82.5
Loss ratio                        41.6%         45.8%        42.3%         42.9%
Loss adjustment expense ratio      9.8%          3.0%         8.9%          3.5%
Underwriting expense ratio        43.9%         46.3%        44.6%         46.2%
				  -----         -----        -----         -----
Combined ratio                    95.3%         95.1%        95.8%         92.6%

The Specialty Lines combined ratio for the three months ended June 30, 2005 was comparable to the same period last year as favorable reserve development on bonds was offset by higher loss and LAE ratios related to increased retention on commercial umbrella risks. The Specialty Lines loss and LAE ratios were favorably impacted by prior year reserve development of 4.1 points in second quarter 2005 compared to 5.1 points in second quarter 2004.

Personal Lines Segment

				  Three Months Ended          Six Months Ended
				       June 30                    June 30
Personal Lines Segment            2005          2004         2005          2004
--------------------------------------------------------------------------------
Net premiums written            $123.4        $127.3       $237.2        $244.3
Net premiums earned              122.3         124.0        243.9         245.6
Loss ratio                        50.1%         61.6%        49.0%         61.6%
Loss adjustment expense ratio      8.2%          7.8%         7.8%         10.4%
Underwriting expense ratio        25.5%         26.4%        23.7%         30.9%
				  -----         -----        -----        ------
Combined ratio                    83.8%         95.8%        80.5%        102.9%

The combined ratio for the three months ended June 30, 2005 improved 12.0 points when compared to the same period of the prior year, primarily driven by improvements to both the loss and underwriting expense ratios, partially offset by an increase in the LAE ratio. The loss ratio for the second quarter 2005 improved 11.5 points when compared to second quarter 2004, while the LAE ratio deteriorated 0.4 points. The loss ratio improvement was driven by lower catastrophe losses, favorable development on prior years' reserves, increased pricing and favorable claims frequency trends. In the second quarter 2005, favorable development on prior year reserves lowered the loss and LAE ratio by 5.2 points compared to 4.8 points of favorable prior year reserve development in 2004. The second quarter 2005 Personal Lines loss ratio included 2.2 point of catastrophe losses, compared to 8.0 points in the second quarter of 2004. During the first six months of 2005, the Personal Lines loss ratio was impacted by 1.6 points related to catastrophe losses compared to 4.7 points during the same period in 2004. The second quarter 2005 underwriting expense ratio includes a 0.6 point reduction pertaining to the surplus guarantee related to the Proformance transaction compared to no impact in the same period last year. The first six months of 2005 underwriting expense ratio included a 2.1 point reduction related to the Proformance surplus guarantee, compared to a 3.7 point increase in the same period last year. The remainder of the improvement in the underwriting expense ratio is primarily related to the recognition of the full benefit of the CSE initiative staff reductions implemented in the first half of 2004.


Statutory Earned Premium and Combined Ratios
							  Combined Ratios
			 Earned       -----------------------------------------------------
			 Premium      Calendar Year   Accident Year
		       Year to Date   Year to Date    Year to Date    Calendar    Accident
			 June 30,        June 30,        June 30,        Year       Year
(By operating segment)     2005            2005          2005(a)         2004      2004(a)
-------------------------------------------------------------------------------------------
Commercial Lines         $412.4           103.3%         99.1%           99.3%     100.3%
Specialty Lines            71.5            87.6%         93.7%           97.2%     102.9%
Personal Lines            243.9            80.9%         89.0%           97.6%      95.5%
-------------------------------------------------------------------------------------------
   Total All Lines       $727.8            94.4%         95.4%           98.4%      98.7%
===========================================================================================

 (a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is June 30, 2005. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at June 30, 2005 and December 31, 2004, respectively.

				      June 30, 2005                     December 31, 2004
				      -------------                     -----------------
			  Average  Amortized   Carrying   % of     Amortized   Carrying   % of
			   Rating     Cost       Value   Total        Cost       Value   Total
			  ---------------------------------------------------------------------
U.S Government:
    Available-for-sale      AAA    $   35.5   $   36.8    0.9      $   31.9   $   33.4     0.8
States, municipalities,
and political
subdivisions:
  Investment grade:
    Available-for-sale      AA+     1,168.7    1,195.4   28.6       1,018.4    1,034.6    24.4
Corporate securities:
  Investment grade:
    Available-for-sale       A      1,583.9    1,697.3   40.5       1,562.8    1,686.4    39.7
    Held-to-maturity         A+       163.2      163.2    3.9         164.7      164.7     3.9
  Below Investment grade:
    Available-for-sale      BB         60.7       65.3    1.6          51.6       58.4     1.4
				  -------------------------------------------------------------
      Total corporate
       securities                   1,807.8    1,925.8   46.0       1,779.1    1,909.5    45.0
				  -------------------------------------------------------------
Mortgage-backed securities:
  Investment grade:
    Available-for-sale      AAA       503.9      525.1   12.5         505.2      524.7    12.4
    Held-to-maturity        AAA       120.0      120.0    2.9         136.7      136.7     3.2
  Below Investment grade:
    Available-for-sale       B          1.9        1.9      -           6.9        8.6     0.2
				  -------------------------------------------------------------
      Total mortgage-backed
	securities                    625.8      647.0   15.4         648.8       670.0   15.8
				  -------------------------------------------------------------
  Total fixed maturities            3,637.8    3,805.0   90.9       3,478.2     3,647.5   86.0
  Equity securities                   102.2      356.8    8.5          98.9       357.4    8.4
  Short-term investments               24.7       24.7    0.6         239.9       239.1    5.6
				  -------------------------------------------------------------
      Total investment portfolio   $3,764.7   $4,186.5  100.0      $3,817.0    $4,244.0  100.0
				  =============================================================

The fixed maturity portfolio is allocated between investment grade and below investment grade as follows:

				     June 30, 2005                  December 31, 2004
				     -------------                  -----------------
			      Amortized   Carrying   % of      Amortized   Carrying   % of
				 Cost       Value   Fixed         Cost       Value   Fixed
			      -------------------------------------------------------------
Total investment grade         $3,575.2   $3,737.8   98.2       $3,419.7   $3,580.5   98.2
Total below investment grade       62.6       67.2    1.8           58.5       67.0    1.8

The fixed maturity portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale
  fixed securities             $3,354.5   $3,521.7   92.6       $3,176.8   $3,346.1   91.7
Total held-to-maturity fixed
  securities                      283.3      283.3    7.4          301.4      301.4    8.3

The excess of carrying value over cost was $421.8 at June 30, 2005, compared with $427.0 at December 31, 2004. The decrease in 2005 was attributable to an increase in interest rates for fixed maturity securities and the decline in the market value of certain equity securities. This decline in the excess of carrying value over cost during the six months ended June 30, 2005 decreased the Corporation's book value by $0.06 per share, which was offset by the improved profitability of the Corporation. See page 30 for reconciliation of book value per share from December 31, 2004 to June 30, 2005.

The consolidated fixed maturity portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.3 years at June 30, 2005 and 5.1 years at December 31, 2004. The increase in the duration is principally the result of the reduction in short term investments used to facilitate the redemption of the Convertible Notes. The Corporation and the Group remain fully invested and do not time markets.

Fixed maturity securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National

Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $29.1 and $31.5 at June 30, 2005 and December 31, 2004, respectively.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at June 30, 2005 and December 31, 2004:

			 Amortized         Fair        Unrealized
			      Cost        Value              Loss
--------------------------------------------------------------------
June 30, 2005                 $4.0         $4.0            $   -
December 31, 2004              1.5          1.4             (0.1)

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2005, the equity portfolio consisted of stocks in a total of 51 separate entities in nine different industries. Of this total, 32.6% were invested in five companies and the largest single position was 10.4% of the equity portfolio. At December 31, 2004, the equity portfolio consisted of stocks in 50 separate entities in nine different industries. Of this total, 31.2% were invested in five companies and the largest single position was 7.3% of the equity portfolio.

In June 2004, the Corporation invested the proceeds of the Senior Note offering in short-term investments. Short-term investments are carried at fair market value on the consolidated balance sheets and produce a lower yield. In the second quarter of 2005, these investments were liquidated to fund the redemption of the Company's 5.00% Convertible Notes, see Liquidity and Capital Resources - Debt for additional information regarding this transaction.

The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at June 30, 2005, was $296.0 compared to $310.8 at December 31, 2004.

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

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves are established for all incurred claims without discounting for the time value of money and before credit for reinsurance recoverable. Loss and LAE reserves are adjusted upward or downward as new information is received.

These reserves amounted to $2.9 billion at June 30, 2005 and $2.8 billion at December 31, 2004. As of June 30, 2005, the reserves by operating segment were as follows: $1.8 billion in Commercial Lines, $0.7 billion in Specialty Lines and $0.4 billion in Personal Lines.

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

Changes to losses and LAE for prior accident years favorably impacted results of operations for the three months ended June 30, 2005 and 2004 by $2.9 and $10.2, respectively. For the six months ended June 30, 2005 and 2004, changes to losses and LAE for prior accident years favorably impacted the results of operations by $6.7 and $12.7, respectively. These amounts and those stated below are net of reinsurance, including the allowance for uncollectible reinsurance recoverables. The following table provides the before-tax amount of prior accident years' loss and LAE reserve development by reportable segment:

			   Three Months Ended      Six Months Ended
				June 30                June 30            Year
			    2005       2004        2005       2004        2004
			   ------------------      ----------------       ----
(Favorable)/Unfavorable
-----------------------
Commercial Lines           $ 5.0     $ (2.1)     $ 17.2     $ (8.7)     $(15.0)
Specialty Lines             (1.5)      (2.1)       (4.3)      (5.2)       (9.4)
Personal Lines              (6.4)      (6.0)      (19.6)       1.2         2.6
			   ------    -------     -------    -------     ------
  All Lines Prior
  Accident Year
  Development              $(2.9)    $(10.2)     $ (6.7)    $(12.7)     $(21.8)
			   ======    =======     =======    =======     =======

For the six months ended June 30, 2005, the principal reason for favorable development is less severity than expected for automobile liability claims, both personal and commercial, spread across accident years 2000 through 2004. For Commercial Lines the favorable development in the commercial auto product line was more than offset by adverse development from the workers' compensation product line for accident years 2000 and prior. This adverse workers' compensation development is mostly attributable to a review of permanent cases to re-assess life expectancy and increased medical costs. A substantial increase in losses for prior accident years reported by the National Workers' Compensation Pool in the second quarter also contributed to the adverse development in this product line.

The following table provides prior accident years' development for loss and LAE by accident year:

			   Three Months Ended      Six Months Ended
				June 30                June 30            Year
			    2005       2004        2005       2004        2004
			   ------------------      ----------------       ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2004         $(6.6)    $  -         $(15.9)   $  -        $  -
Accident Year 2003          (6.5)      (8.1)       (17.3)    (22.2)      (36.9)
Accident Year 2002
  and Prior                 10.2       (2.1)        26.5       9.5        15.1
			   ------    -------      -------   -------     -------
    Total Prior Accident
    Years' Development     $(2.9)    $(10.2)      $ (6.7)    $(12.7)    $(21.8)
			   ======    =======      =======    =======    =======

In the opinion of management, the reserves recorded at June 30, 2005 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established loss and LAE reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner in the future, if at all.

Cash Flow

Net cash generated from operations was $93.3 for the first six months of 2005, compared with $97.2 for the same period in 2004. Net cash used in investing was $156.3 in the first six months of 2005 compared with $92.3 during the first six months of 2004. The increase in net cash used for investing is primarily related to a decrease in net proceeds from sales and maturities of investments when compared to the same period in 2004. Cash used in financing operations was $154.9 in the first six months of 2005 compared with cash provided by financing operations of $202.5 in the first six months of 2004. Repurchases and the redemption of the convertible debt attributed to the decline in cash used in financing activities. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on pages 13 and 14 of this Quarterly Report on Form 10-Q.

At June 30, 2005, the Corporation had cash and marketable securities, totaling $249.6, which compared to $327.5 at December 31, 2004. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2005, dividend payments from the Company to the Corporation are limited to approximately $138.3 without prior approval of the Ohio Insurance Department. During the first half of 2005, the Company declared dividends of $111.6 ($81.6 paid in the first half of 2005) to the Corporation resulting in a dividend payment limitation of $26.7 for the remainder of 2005.

Book Value Per Share

At June 30, 2005, the Corporation experienced an increase in book value of $1.07 per share from $20.82 per share to $21.89 per share when compared to book value at December 31, 2004. This increase is principally the result of improved profitability. Below is a table reconciling the changes in book value per share from December 31, 2004 to June 30, 2005.

							    Book
							    Value
							    -----
December 31, 2004                                           $20.82
Activity for the six months ended
June 30, 2005:
  Net income                                                 1.28
  Change in unrealized gains                                (0.06)
  Impact of convertible notes and other APIC
    transactions                                             0.24
  Dividend to shareholders                                  (0.06)
  Impact of increase in actual shares outstanding           (0.33)
							   -------
June 30, 2005                                              $21.89
							   ======

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

PART II  Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

	At the Annual Meeting of Shareholders (the Annual Meeting) held on May 18, 2005, shareholders voted on the re-election of four members of the Board of Directors for terms expiring in 2008 as follows.

	  Dan R. Carmichael     For  51,888,760;  Withheld  5,025,828
	  Catherine E. Dolan    For  49,958,687;  Withheld  6,955,901
	  Philip G. Heasley     For  51,054,689;  Withheld  5,859,899
	  Michael L. Wright     For  52,484,554;  Withheld  4,430,034

	Other directors whose term of office continued after the meeting were: Terrence J. Baehr, Jack E. Brown, Ralph S. Michael III, Robert A. Oakley, Stanley N. Pontius and Jan H. Suwinski. Ralph S. Michael III resigned from the Board of Directors effective July 25, 2005.

	Also, at the Annual Meeting, shareholders approved a proposal for The Ohio Casualty Corporation 2005 Incentive Plan. The proposal was approved with a final vote of:
	For  43,096,208;  Against  8,760,493;  Abstain  246,349;
	Broker Non-Vote  4,811,538

ITEM 6. Exhibits

   Exhibits:

      10     Ohio Casualty Corporation 2005 Incentive Plan

      31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a) and Rule 15(d)

      31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a) and Rule 15(d)

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





				     OHIO CASUALTY CORPORATION
				     -------------------------
					    (Registrant)








July 26, 2005                        /s/Michael A. Winner
				     -------------------------------
				     Michael A. Winner, Executive
				     Vice President and Chief Financial
				     Officer