Form 10-Q
period 2005-09-30
OHIO CASUALTY CORP
filed 2005-10-25
CIK 73952

==============================================================================


                        UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2005.
                                    ------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from          to
                                    -------     -------

                        Commission File Number 0-05544


                           OHIO CASUALTY CORPORATION
             (Exact name of registrant as specified in its charter)


           OHIO                                         31-0783294
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    9450 Seward Road, Fairfield, Ohio                    45014
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

                                      Yes      X        No

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes          No  X

    On October 24, 2005, there were 63,613,520 shares of common stock outstanding.





                               Page 1 of 32
==============================================================================

                                  INDEX


                                                                          Page
                                                                          ----
PART I        FINANCIAL INFORMATION
 Item 1.      Financial Statements                                           3
 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           18
 Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk                                                   31
 Item 4.      Controls and Procedures                                       31

PART II       OTHER INFORMATION
 Item 1.      Legal Proceedings                                             31
 Item 2.      Unregistered Sales of Equity Securities and Use
              of Proceeds                                                31-32
 Item 6.      Exhibits                                                      32

Signature
Exhibit 31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)
Exhibit 31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)
Exhibit 32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section
              1350 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
(in millions, except share data)                                2005            2004
-------------------------------------------------------------------------------------------
Assets
Investments, at fair value:
   Fixed maturities:
      Available-for-sale, at fair value
          (amortized cost:  $3,453.5 and $3,176.8)           $   3,553.5     $   3,346.1
      Held-to-maturity, at amortized cost
          (fair value:  $271.9 and $303.1)                         273.8           301.4
   Equity securities, at fair value
          (cost:  $120.2 and $98.9)                                352.2           357.4
   Short-term investments, at fair value                            48.4           239.1
-------------------------------------------------------------------------------------------
     Total investments                                           4,227.9         4,244.0
Cash                                                                 5.8            13.5
Premiums and other receivables, net of allowance                   325.0           350.8
Deferred policy acquisition costs                                  156.9           159.8
Property and equipment, net of accumulated depreciation             80.3            82.9
Reinsurance recoverable, net of allowance                          706.3           666.5
Agent relationships, net of accumulated amortization               111.9           122.0
Interest and dividends due or accrued                               51.2            49.9
Deferred tax asset                                                   3.9               -
Other assets                                                        46.0            25.6
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,715.2     $   5,715.0
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,402.8     $   2,269.6
   Loss adjustment expenses                                        514.3           486.8
   Unearned premiums                                               707.9           715.5
Debt                                                               200.5           383.3
Reinsuance treaty funds held                                       163.0           195.0
Deferred income taxes                                                  -            21.9
Other liabilities                                                  334.0           348.0
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,322.5         4,420.1

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          16.6               -
Accumulated other comprehensive income                             196.0           259.1
Retained earnings                                                1,289.0         1,161.5
Treasury stock, at cost:
   (Shares:  8,380,479; 10,209,215)                               (117.9)         (134.7)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,392.7         1,294.9
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,715.2     $   5,715.0
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

                            Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months
                                                                   Ended September 30,
(in millions, except share and per share data) (Unaudited)       2005            2004
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     362.5     $     356.5
Investment income, less expenses                                    51.4            44.9
Investment gains/(losses) realized, net                             22.4            (4.3)
-------------------------------------------------------------------------------------------
         Total revenues                                            436.3           397.1

Losses and benefits for policyholders                              204.5           205.5
Loss adjustment expenses                                            42.5            38.2
General operating expenses                                         121.6           115.3
Write-down and amortization of agent relationships                   2.4             5.0
Amortization of deferred policy acquisition costs                   83.3            91.4
Deferral of deferred policy acquisition costs                      (87.4)          (88.7)
Depreciation and amortization expense                                3.0             3.3
-------------------------------------------------------------------------------------------
         Total expenses                                            369.9           370.0
-------------------------------------------------------------------------------------------
Income before income taxes                                          66.4            27.1

Income tax expense/(benefit):
   Current                                                          11.2            (1.6)
   Deferred                                                         (0.3)            9.1
-------------------------------------------------------------------------------------------
         Total income tax expense                                   10.9             7.5
-------------------------------------------------------------------------------------------
Net income                                                   $      55.5     $      19.6
===========================================================================================

Average shares outstanding - basic                            64,400,341      61,627,447
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.86     $      0.32
===========================================================================================

Average shares outstanding - diluted                          65,656,774      71,678,727
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.85     $      0.30
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

                             Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                        Nine Months
                                                                    Ended September 30,
(in millions, except share and per share data) (Unaudited)        2005            2004
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $   1,090.3     $   1,084.8
Investment income, less expenses                                   148.4           144.0
Investment gains realized, net                                      36.2             2.6
-------------------------------------------------------------------------------------------
         Total revenues                                          1,274.9         1,231.4

Losses and benefits for policyholders                              587.3           603.8
Loss adjustment expenses                                           125.8           116.6
General operating expenses                                         355.3           381.3
Write-down and amortization of agent relationships                  10.1            16.5
Amortization of deferred policy acquisition costs                  255.1           275.6
Deferral of deferred policy acquisition costs                     (252.2)         (276.2)
Depreciation and amortization expense                                8.7             9.8
Loss on retirement of convertible debt, including
   debt conversion expenses                                          9.0               -
-------------------------------------------------------------------------------------------
         Total expenses                                          1,099.1         1,127.4
-------------------------------------------------------------------------------------------
Income before income taxes                                         175.8           104.0

Income tax expense:
   Current                                                          32.2            22.0
   Deferred                                                          8.2             8.9
-------------------------------------------------------------------------------------------
         Total income tax expense                                   40.4            30.9
-------------------------------------------------------------------------------------------
Income before cumulative effect of an accounting change            135.4            73.1

Cumulative effect of an accounting change, net of tax                  -             1.6
-------------------------------------------------------------------------------------------

Net income                                                   $     135.4     $      71.5
===========================================================================================

Average shares outstanding - basic                            63,487,313      61,346,664
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      2.13     $      1.17
===========================================================================================

Average shares outstanding - diluted                          68,012,120      71,360,958
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      2.02     $      1.07
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

ITEM 1.   Continued

                                 Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Accumulated
                                                   Additional      other                                  Total
(in millions, except share and          Common      paid-in    comprehensive   Retained     Treasury   shareholders'
per share data) (Unaudited)              Stock      capital       income       earnings      stock        equity
---------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2004                         $ 9.0       $   -        $ 254.7      $ 1,033.4    $ (151.3)    $ 1,145.8

Net income                                                                         71.5                      71.5
Change in unrealized gain,
   net of deferred income tax
   benefit of $7.1                                                  11.1                                     11.1
Change in minimum pension
   liability, net of deferred income tax
   benefit of $8.9                                                  16.4                                     16.4
                                                                                                        ----------
Other comprehensive income                                                                                   99.0
Net issuance of restricted stock
   (57,284 shares)                                                                 (0.6)        0.8           0.2
Net issuance of treasury
   stock (865,313 shares)                                                           0.4        10.7          11.1
---------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2004                      $ 9.0       $   -        $ 282.2      $ 1,104.7    $ (139.8)    $ 1,256.1
=====================================================================================================================

Balance
January 1, 2005                         $ 9.0       $   -        $ 259.1      $ 1,161.5    $ (134.7)    $ 1,294.9

Net income                                                                        135.4                     135.4
Change in unrealized gain,
   net of deferred income tax
   benefit of $34.2                                                (63.1)                                   (63.1)
                                                                                                        ----------
Other comprehensive income                                                                                   72.3
Net issuance of restricted stock
   (26,828 shares)                                    0.2                                       0.4           0.6
Net issuance of treasury
   stock (1,066,438 shares)                           5.2                          (0.2)       13.7          18.7
Repurchase of treasury stock
   (570,115 shares)                                                                           (14.6)        (14.6)
Cash dividends paid ($0.06 per share)                                              (7.7)                     (7.7)
Issuance of common stock pursuant
   to Convertible Note transaction
   (See Note VII)                                    11.2                                      17.3           28.5
---------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2005                      $ 9.0       $16.6        $ 196.0      $ 1,289.0    $ (117.9)     $ 1,392.7
=====================================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 54-71 of the Corporation's 2004 Form 10-K.

ITEM 1.   Continued

                                     Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months
                                                                        Ended September 30,

(in millions) (Unaudited)                                               2005            2004
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                    $   135.4       $    71.5
      Adjustments to reconcile net income to cash
      from operations:
         Changes in:
            Insurance reserves                                          153.1           165.1
            Reinsurance treaty funds held                               (32.0)           31.0
            Income taxes                                                 (0.2)          (11.7)
            Premiums and other receivables                               25.8           (16.9)
            Deferred policy acquisition costs                             2.9            (0.7)
            Reinsurance recoverable                                     (39.8)          (75.6)
            Other assets                                                 (9.0)           (6.4)
            Other liabilities                                           (33.5)           (0.4)
         Loss on retirement of convertible debt, including
            debt conversion expenses                                      9.0               -
         Income tax benefit from stock option exercises                   3.6               -
         Amortization and write-down of agent relationships              10.1            16.5
         Depreciation and amortization                                   16.7            16.8
         Investment gains realized, net                                 (36.2)           (2.6)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               205.9           186.6
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed maturity, available-for-sale                             (1,073.1)       (1,285.3)
      Fixed maturity, held-to-maturity                                   (0.7)           (1.7)
      Equity                                                            (18.5)          (12.3)
   Proceeds from sales of securities:
      Fixed maturity, available-for-sale                                745.3           957.7
      Equity                                                             34.2            12.7
   Proceeds from maturities and calls of securities:
      Fixed maturity, available-for-sale                                 58.7            81.7
      Fixed maturity, held-to-maturity                                   26.6            38.2
      Equity                                                                -             3.3
   Property and equipment
      Purchases                                                          (7.4)           (3.7)
      Sales                                                               1.2             0.3
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (233.7)         (209.1)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                       (160.2)           (0.5)
      Proceeds from the issuance of senior notes                            -           199.3
      Payment of issuance costs                                             -            (1.3)
      Loss on retirement of convertible debt,
         including conversion expense                                    (3.6)              -
   Proceeds from exercise of stock options                               14.2            10.4
   Repurchase of treasury stock                                         (13.3)              -
   Dividends paid to shareholders                                        (7.7)              -
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                    (170.6)          207.9
-------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (198.4)          185.4
Cash and cash equivalents, beginning of period                          252.6            56.9
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $    54.2       $   242.3
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

                   Ohio Casualty Corporation & Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group
(the Group), collectively the "Consolidated Corporation".   All dollar amounts,
except per share data, presented in the Notes to Consolidated Financial Statements are in millions unless otherwise noted.

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheets as of September 30, 2005 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three and nine months ended September 30, 2005 and 2004, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2005 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally
accepted in the United States have been omitted.   The unaudited Consolidated
Financial Statements should be read together with the consolidated financial statements and notes thereto included in the Corporation's 2004 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of operations for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $4.4 at September 30, 2005 and $4.3 at December 31, 2004. Property and equipment are carried at cost less accumulated depreciation of $174.7 and $167.4 at September 30, 2005 and December 31, 2004, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $2.3 at September 30, 2005 and December 31, 2004.

NOTE II - STOCK OPTIONS

The Consolidated Corporation accounts for stock options issued to employees and directors in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, the Consolidated
Corporation recognizes expense based on the intrinsic value of options.   Had
the Consolidated Corporation adopted income statement recognition requirements of Financial Accounting Standards Board (FASB) 123 "Accounting for Stock Based Compensation," the Consolidated Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                          2005          2004         2005        2004
--------------------------------------------------------------------------------------
Net income
 As reported                             $55.5         $19.6       $135.4       $71.5
 Add:  Stock-based employee
  compensation reported in net
  income under APB 25, net of related
  tax effect                               0.6           0.1          0.9         0.2
 Deduct:  Total stock-based employee
  Compensation under FAS 123, net of
  related tax effect                       1.6           1.8          4.2         4.9
                                         -----         -----       ------       -----
 Pro forma                               $54.5         $17.9       $132.1       $66.8
Basic EPS
 As reported                             $0.86         $0.32        $2.13       $1.17
 Pro Forma                               $0.85         $0.29        $2.08       $1.09
Diluted EPS*
 As reported                             $0.85         $0.30        $2.02       $1.07
 Pro Forma                               $0.83         $0.27        $1.97       $1.01
--------------------------------------------------------------------------------------

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004. The three month period ended September 30, 2005 was not impacted due to the redemption/repurchase of the Convertible Notes in the second quarter of 2005. Also see Note III.

See Note XII - Recently Issued Accounting Standards for additional information pertaining to FASB 123(R) - "Share-Based Payment."

NOTE III - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                          2005          2004         2005        2004
--------------------------------------------------------------------------------------
Net income                               $55.5         $19.6       $135.4      $ 71.5
Weighted average common shares
 outstanding - basic (thousands)        64,400        61,627       63,487      61,347
Income before cumulative effect of
 an accounting change                    $0.86         $0.32        $2.13      $ 1.20
Cumulative effect of an accounting
 change                                      -             -            -      $(0.03)
Basic  net income per weighted
 average share                           $0.86         $0.32        $2.13      $ 1.17
======================================================================================
Net income                               $55.5         $19.6       $135.4      $ 71.5
Effect of EITF 04-8 on net income
 using "if-converted" method                 -           1.7          1.8         5.0
Adjusted net income using
 "if-converted" method                    55.5          21.3        137.2        76.5
Weighted average common shares
 outstanding (thousands)                64,400        61,627       63,487      61,347
Effect of dilutive securities
  (thousands)                            1,257         1,154        1,259       1,116
Effect of EITF 04-8 (thousands)              -         8,898        3,266       8,898
--------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted (thousands)      65,657        71,679       68,012      71,361
Income before cumulative effect of
 an accounting change                    $0.85         $0.30        $2.02      $ 1.09
Cumulative effect of an accounting
  change                                     -             -            -      $(0.02)
Diluted  net income per weighted
 average share                           $0.85         $0.30        $2.02      $ 1.07
======================================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. As required by the EITF, all prior period earnings per share amounts would need to be restated for periods presented subsequent to the March 2002 Convertible Notes issuance. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. The adoption of EITF 04-8 reduced previously reported diluted earnings per share by $0.01 and $0.07 for the three and nine months ended September 30, 2004, respectively.

NOTE IV  -- SEGMENT INFORMATION

The Consolidated Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty,and Personal
Lines.   These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Corporation also has an All Other segment which derives its revenues from investment income. The other expenses included in this segment consist principally of costs related to the retirement of the convertible debt and interest expense in 2005. In 2004, the other expenses consist primarily of interest expense.

Each of the segments of the Consolidated Corporation is managed separately. The property and casualty segments are managed by assessing the performance and profitability of the segments through analysis of industry financial measurements determined on a GAAP basis, which includes loss, loss adjustment and underwriting expense ratios, combined ratio, premiums earned, underwriting gain/loss and statutory premiums written. The following tables present information by segment as it is reported internally to management. Asset information by reportable segment is not reported, since the Consolidated Corporation does not produce such information internally.


                      Three Months Ended September 30

Commercial Lines Segment                          2005              2004
---------------------------------------------------------------------------
Net premiums written                            $207.1            $203.3
  % Change                                         1.9%              3.3%
Net premiums earned                              206.1             201.7
  % Change                                         2.2%              2.0%
Underwriting loss (before tax)                   (23.1)             (3.5)



Specialty Lines Segment                           2005              2004
---------------------------------------------------------------------------
Net premiums written                             $38.0             $28.7
  % Change                                        32.4%            (40.7)%
Net premiums earned                               36.3              32.0
  % Change                                        13.4%            (23.1)%
Underwriting gain/(loss) (before tax)              1.8              (2.6)



Personal Lines Segment                            2005              2004
----------------------------------------------------------------------------
Net premiums written                            $123.9            $128.7
  % Change                                        (3.7)%             1.3%
Net premiums earned                              120.1             122.8
  % Change                                        (2.2)%             1.3%
Underwriting gain (before tax)                    23.1               5.1



Total Property & Casualty                         2005              2004
----------------------------------------------------------------------------
Net premiums written                            $369.0            $360.7
  % Change                                         2.3%             (3.1)%
Net premiums earned                              362.5             356.5
  % Change                                         1.7%             (1.1)%
Underwriting gain/(loss) (before tax)              1.8              (1.0)



All Other                                         2005              2004
----------------------------------------------------------------------------
Revenues                                         $ 5.9            $  2.6
Write-down and amortization of agent
  relationships                                   (2.4)             (5.0)
Other expenses                                    (6.8)             (7.5)
----------------------------------------------------------------------------
Net loss before income taxes                     $(3.3)            $(9.9)



Reconciliation of Revenues                        2005              2004
----------------------------------------------------------------------------
Net premiums earned for reportable
  segments                                      $362.5            $356.5
Net investment income                             47.6              42.3
Realized gains/(losses), net                      20.3              (4.3)
----------------------------------------------------------------------------
Total property and casualty revenues             430.4             394.5
Other segment revenues                             5.9               2.6
----------------------------------------------------------------------------
Total revenues                                  $436.3            $397.1
============================================================================


Reconciliation of Underwriting
Gain/(Loss) (before tax)                          2005              2004
----------------------------------------------------------------------------
Property and casualty underwriting
gain/(loss) (before tax)                           1.8              (1.0)
Net investment income                             51.4              44.9
Realized gains/(losses), net                      22.4              (4.3)
Write-down and amortization of agent
  relationships                                   (2.4)             (5.0)
Other expenses                                    (6.8)             (7.5)
----------------------------------------------------------------------------
Income before income taxes                       $66.4             $27.1
============================================================================


                         Nine Months Ended September 30


Commercial Lines Segment                          2005              2004
---------------------------------------------------------------------------
Net premiums written                            $634.5            $635.8
  % Change                                        (0.2)%             3.9%
Net premiums earned                              618.4             601.9
  % Change                                         2.7%              4.0%
Underwriting loss (before tax)                   (41.4)            (13.5)




Specialty Lines Segment                           2005              2004
--------------------------------------------------------------------------
Net premiums written                            $116.8            $102.6
  % Change                                        13.8%            (17.6)%
Net premiums earned                              107.8             114.5
  % Change                                        (5.8)%            (5.1)%
Underwriting gain (before tax)                     4.8               3.6



Personal Lines Segment                            2005              2004
---------------------------------------------------------------------------
Net premiums written                            $361.1            $373.0
  % Change                                        (3.2)%             2.5%
Net premiums earned                              364.1             368.4
  % Change                                        (1.2)%             1.9%
Underwriting gain/(loss) (before tax)             70.6              (1.9)



Total Property & Casualty                         2005              2004
---------------------------------------------------------------------------
Net premiums written                          $1,112.4          $1,111.4
  % Change                                         0.1%              1.0%
Net premiums earned                            1,090.3           1,084.8
  % Change                                         0.5%              2.3%
Underwriting gain/(loss) (before tax)             34.0             (11.8)



All Other                                         2005              2004
---------------------------------------------------------------------------
Revenues                                         $18.0           $   6.3
Write-down and amortization of agent
  relationships                                  (10.1)            (16.5)
Other expenses                                   (32.7)            (14.3)
---------------------------------------------------------------------------
Net loss before income taxes                    $(24.8)           $(24.5)
===========================================================================



Reconciliation of Revenues                        2005              2004
---------------------------------------------------------------------------
Net premiums earned for reportable
  segments                                    $1,090.3          $1,084.8
Net investment income                            137.4             139.4
Realized gains, net                               29.2               0.9
---------------------------------------------------------------------------
Total property and casualty revenues           1,256.9           1,225.1
Other segment revenues                            18.0               6.3
---------------------------------------------------------------------------
Total revenues                                $1,274.9          $1,231.4
===========================================================================

                                     11


Reconciliation of Underwriting
  Gain/(Loss) (before tax)                        2005              2004
--------------------------------------------------------------------------
Property and casualty underwriting
  gain/(loss) (before tax)                      $ 34.0           $ (11.8)
Net investment income                            148.4             144.0
Realized gains, net                               36.2               2.6
Write-down and amortization of agent
  relationships                                  (10.1)            (16.5)
Other expenses                                   (32.7)            (14.3)
--------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of an accounting change                $175.8            $104.0
==========================================================================


NOTE V - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $0.8 and $3.3 in the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the asset was written down before tax by $5.3 and $11.3, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 19 years. For the three and nine month periods ended September 30, 2005, the Consolidated Corporation recorded amortization expense of $1.6 and $4.8 which compares to $1.7 and $5.2 for the same periods of the prior year. At September 30, 2005 and December 31, 2004, the unamortized carrying value of the agent relationships asset was $111.9 and $122.0, respectively. The agent relationships asset is recorded net of accumulated amortization of $44.2 and $41.4 at September 30, 2005 and December 31, 2004, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Consolidated Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use.

Capitalized software costs and accumulated amortization amounts included in the consolidated balance sheets were $57.2 and $14.8 at September 30, 2005 and $55.2 and $11.4 at December 31, 2004, respectively.

NOTE VII - DEBT

On March 19, 2002, the Corporation issued $201.3 aggregate principal amount of 5.00% Convertible Notes due March 19, 2022 (Old Notes). On March 22, 2005 the Corporation exchanged $65.6 of its Old Notes for $65.6 of new 5.00% Convertible Notes due March 19, 2022 (New Notes and collectively the Convertible Notes). The only change in the New Notes was the incorporation of a net share settlement feature. The Corporation paid a premium to the holders electing the exchange to the New Notes. Also on this date, the Corporation announced its intention to fully redeem before maturity the Convertible Notes at their regular redemption price of 102% of the principal amount plus accrued interest to, but excluding, the redemption date of May 2, 2005. In connection with this announced redemption, holders of the Convertible Notes could elect to convert their Convertible Notes into shares of the Corporation's common stock. Upon conversion of the Old Notes, the Corporation delivered
44.2112 of its common stock for each  $1,000 principal amount of Old Notes
surrendered for conversion.   Upon conversion of the New Notes, the
Corporation paid the principal amount in cash and any conversion consideration
in excess of the principal amount in the Corporation's common stock.   The
above transactions impacted the Consolidated Corporation's results of operations and balance sheets as follows:


                                                         2005
                                                  Loss on retirement
                                                 of Convertible Debt,    Impact on
                                 Old       New      including debt      Shareholders'
                                Notes     Notes   conversion expenses      Equity
                               ------------------------------------------------------
Initial Issuance               $201.3    $   -          $   -             $   -
Repurchases in unsolicited
 negotiated transactions (a)    (52.8)       -           (2.5)                -

Impact of exchange offer
 and related exchange
 premium                        (65.6)    65.6           (0.3)                -

Call Elections:
 Cash redemption (b)            (53.9)   (55.0)          (5.7)                -
 Equity conversion (c)          (29.0)   (10.6)          (0.5)             28.5
-------------------------------------------------------------------------------------
   September 30, 2005          $    -   $    -          $(9.0)            $28.5
=====================================================================================

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

(c) In connection with the equity conversion, the Corporation issued 1,282,123 shares of its common stock for conversion of the Old Notes, issued 23,462 shares of its common stock for conversion of the New Notes, recognized $0.5 in debt conversion expenses related to the New Notes, which represents the conversion price of $22.62 multiplied by 23,462 shares issued, and increased shareholders' equity by $28.5 in the second quarter of 2005. The increase in shareholders' equity consists principally of the conversion of the principal amount of Old Notes $(29.0) and accrued interest through the date of conversion $(0.2) offset by the write-off of the proportionate amount of unamortized debt issuance cost $(1.4).

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial majority of the net proceeds to repurchase and redeem the Convertible Notes as discussed above. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $2.3 at September 30, 2005. The Convertible Notes and Senior Notes were reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) at December 31, 2004. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

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

On July 31, 2002, the Corporation entered into a revolving credit agreement with an expiration date of March 15, 2005. In February 2005, the revolving credit agreement was renewed, under substantially the same terms and
conditions, and will  expire on March 15, 2006.   Under the terms of the
revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation is obligated to pay agency fees and facility fees of up to $0.2 annually. These fees are expensed when incurred by the Corporation. The revolving credit agreement requires the Corporation to maintain minimum net worth of $800.0. The credit agreement also includes a minimum statutory surplus for the Company of
$650.0.  Additionally, other financial covenants and other customary
provisions, as defined in the agreement, exist.   At September 30, 2005, the
Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no amounts outstanding under this revolving credit agreement at either September 30, 2005 or December 31, 2004.

Interest expense incurred for the nine month period ending September 30, 2005 and 2004 was $14.1 and $11.4, respectively. Interest expense incurred for the three month period ending September 30, 2005 and 2004 was $3.7 and $6.2,
respectively.   The increase in interest expense incurred in the nine month period ending September 30, 2005 is related to the issuance of the Senior Notes on June 29, 2004, while the decline in interest expense for the three months ended September 30, 2005 relates to the repurchase, redemption and conversion of all outstanding Convertible Notes during the second quarter 2005.

NOTE VIII - CONTINGENCIES

In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The contract stipulated that a premiums-to-surplus ratio of
2.5 to 1 must be maintained on the transferred business during the period March 2002 through December 2004. If this criteria was not met, OCNJ would have to pay up to a maximum cumulative amount of $15.6 to Proformance to
maintain this premiums-to-surplus ratio.   Based on data provided by
Proformance, OCNJ paid $6.8 in July, 2004 to Proformance in settlement of
this  obligation through December  31, 2003.   At December 31, 2004, based
upon information provided by Proformance, OCNJ had accrued $8.8 to cover this
estimated additional liability.   Late in the first quarter of 2005, OCNJ,
based on revised information provided by Proformance subsequent to the Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated
liability and related accrual to $4.4 at March 31, 2005.   In June 2005, OCNJ
reached a settlement with Proformance for the final payment related to this obligation in the amount of $3.7 and in return received from Proformance a release from any and all future obligations related to this surplus guarantee. Accordingly, at September 30, 2005, no additional amounts are recorded on the Consolidated Balance Sheets pursuant to this surplus guarantee. The total amount paid by OCNJ pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6.

A proceeding entitled Carol Murray v. the Corporation, the Company, Avomark Insurance Company (Avomark), Ohio Security Insurance Company (Ohio Security), West American Insurance Company (West American), American Fire and Casualty Insurance Company (American Fire), and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff also filed motions to expand the definition to include claim specialists, representative
trainees, and representatives performing claims adjusting services.   The
complaint sought overtime compensation for the plaintiff and the class of persons plaintiff sought to represent. The U.S. District Court dismissed the complaint against Avomark, Ohio Security, West

American, American Fire, and OCNJ on September 27, 2005. The U.S. District Court also granted the motion for summary judgment of the Corporation and the Company on September 27, 2005. The proceeding was ordered closed with judgment in favor of the defendants. The decision has been appealed by plaintiff to the U.S. Sixth Circuit Court of Appeals.

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

The proceedings described above and various other legal and regulatory proceedings are currently pending that involve the Consolidated Corporation and specific aspects of the conduct of its business. The outcome of these
proceedings is currently unpredictable.   However, at this time, based on
their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these proceedings in excess of amounts currently reserved is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of the Consolidated Corporation.

NOTE IX - EMPLOYEE BENEFITS

The Consolidated Corporation has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of September 30 is determined as follows:

                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                          2005          2004         2005        2004
--------------------------------------------------------------------------------------
Service cost earned during the
  period                                 $ 1.8         $ 1.9       $  5.4       $  5.9
Interest cost on projected benefit
  obligation                               4.3           4.1         12.9         12.7
Expected return on plan assets            (5.5)         (5.4)       (16.3)       (16.1)
Amortization of accumulated losses         1.0           0.6          2.7          2.0
Amortization of unrecognized prior
  service cost                            (0.5)         (0.6)        (1.7)        (1.3)
Curtailment cost                             -             -            -          0.1
---------------------------------------------------------------------------------------
Net periodic pension cost                $ 1.1         $ 0.6       $  3.0       $  3.3
=======================================================================================



The Consolidated Corporation contributed approximately $4.2 and $8.1 in the three and nine month periods ended September 30, 2005, respectively, to the defined benefit retirement plan, and approximately $7.5 in the first nine months of 2004. The Consolidated Corporation contributed $11.0 in October 2005.

In March 2004, the Consolidated Corporation announced changes to the defined benefit retirement plan which were effective June 30, 2004, which freezes accrued benefits under the plan's current formula and incorporates a new benefit formula beginning July 2004. As a result of these changes and staff reductions announced in the first nine months of 2004, the Consolidated Corporation recognized a curtailment charge of $0.1 in 2004.

The components of the Consolidated Corporation's net periodic postretirement benefit cost as of September 30:

                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                          2005          2004         2005        2004
--------------------------------------------------------------------------------------
Service cost                              $  -          $  -        $ 0.2       $ 0.7
Interest cost                              0.7           0.9          2.2         3.2
Amortization of accumulated losses         0.1             -          0.1         0.2
Amortization of unrecognized prior
  service cost                            (1.5)         (1.5)        (4.5)       (3.5)
Curtailment cost                             -             -            -         0.1
--------------------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                           $(0.7)        $(0.6)       $(2.0)      $ 0.7
======================================================================================


In March 2004, the Consolidated Corporation announced changes related to the postretirement health care plan effective July 1, 2004 that limits eligibility for subsidized retiree medical and dental coverage to then current retirees and employees with 25 or more years of service. Other employees are eligible for access to unsubsidized retiree dental coverage and medical coverage up to age 65. As a result of these changes and staff reductions, the Consolidated Corporation recognized a curtailment charge of $0.1 in 2004.

NOTE X - INCOME TAX

At December 31, 2004, the Consolidated Corporation disclosed it had been examined by the Internal Revenue Service (IRS) for tax years 1997 to 2001 and
was then in the process of finalizing a settlement.   On August 25, 2005, the
IRS issued notification to the Consolidated Corporation that a  settlement
agreement concerning its examination of these tax years was approved.   This
settlement results in a $2.7 net tax benefit related to realized capital gains,
and interest income, before tax, of $0.9.   In conjunction with the IRS
settlement, the Consolidated Corporation is reversing $9.1 ($8.0 related to realized capital gains and $1.1 related to operations) of book tax reserves.

Additionally, on September 28, 2005, the IRS advised the Consolidated Corporation that it accepted a protective claim for refund for the 1996 tax year related to adjustments resulting from the 2003 settlement of the IRS examination of the 1995 tax year. The acceptance of this protective refund claim results in a $3.4 net tax benefit related to operations, and interest income, before tax, of $1.6 million.

In the aggregate, when considering all of the above referenced items, net income for the three and nine months ended September 30, 2005, was favorably impacted by $16.8, comprised of a $15.2 net tax benefit ($4.5 related to operations and $10.7 related to capital gains) and $1.6 after-tax interest income. This net tax benefit has the effect of lowering the Consolidated Corporation's effective income tax rate for the nine months ended September 30, 2005 by 6.6%.

NOTE XI - SHARE REPURCHASE

During the third quarter of 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of common stock of the Corporation to be made in the open market or in privately negotiated transactions. The Corporation has repurchased 570,115 shares at an average
cost of $25.61 during the third quarter of 2005.   The number of shares
that remain authorized for repurchases is 3,429,885 at September 30, 2005.

For the period from October 1, 2005 to and including October 24, 2005, the Corporation has repurchased an additional 618,270 shares at an average cost of $25.95.

NOTE XII - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB finalized Statement 123(R), "Share- Based Payment." On April 14, 2005, the Securities and Exchange Commission (SEC) announced a phased-in implementation process that would allow the Consolidated
Corporation to defer the implementation of the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Consolidated Corporation this would mean January 1, 2006. Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation currently intends to adopt the provisions of FASB 123(R) effective January 1, 2006.

FASB 123(R) permits public companies to adopt its requirements using one of
two ethods:   (1) modified prospective or (2) modified retrospective.  The
Consolidated Corporation currently intends to adopt using the modified prospective method in which compensation expense would be recognized beginning January 1, 2006 (a) based on the requirements of FASB 123(R) for all share-based payments granted after the January 1, 2006 and (b) based on the requirements of FASB 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.

The adoption of FASB 123(R) fair value method is expected to increase the Consolidated Corporation's compensation expense by approximately $3.0 to $4.0 in 2006. These impacts could change materially from these estimates based upon the Consolidated Corporation's use of equity-based awards granted in the future. Had the Consolidated Corporation adopted FASB
123(R) in \prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note II.

FASB 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application
to Certain Investments."  The  objective  of this consensus is to provide
guidance for identifying impaired investments.   EITF 03-1 also provides
new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Consolidated Corporation. In June 2005, the FASB issued a final FSP EITF 03-1-a
(retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") which will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning
after December 15, 2005.   The Consolidated Corporation has evaluated the
provisions of FSP FAS 115-1 and believes the impact will be immaterial on its overall results of operations or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group
(the  Group), collectively the "Consolidated Corporation".   All dollar
amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

RESULTS OF OPERATIONS

Net income

The Consolidated Corporation reported net income of $135.4, or $2.02 per share for the nine months ending September 30, 2005, compared with $71.5, or $1.07
per share in the same period of 2004.   For the third quarter of 2005, net
income was $55.5, or $0.85 per share, compared with net income of $19.6, or $0.30 per share in the same quarter of 2004.

Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Therefore, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                          2005          2004         2005        2004
--------------------------------------------------------------------------------------
Operating income                         $32.7         $22.4       $103.6      $ 71.4
After-tax net realized
  gains/(losses)                          22.8          (2.8)        31.8         1.7
Cumulative effect of accounting
  change                                     -             -            -        (1.6)
--------------------------------------------------------------------------------------
Net income                               $55.5         $19.6       $135.4      $ 71.5
======================================================================================

Operating income per share - diluted     $0.50        $ 0.34        $1.55      $ 1.07
After-tax net realized gains/(losses)
  per share - diluted                     0.35         (0.04)        0.47        0.02
Cumulative effect of accounting
  change per share - diluted                 -             -            -       (0.02)
---------------------------------------------------------------------------------------
Net income per share - diluted           $0.85         $0.30        $2.02      $ 1.07
=======================================================================================

During the third quarter 2005, the Consolidated Corporation favorably concluded settlements with the Internal Revenue Service (IRS) for tax years 1996 through 2001. As a result of the IRS settlement, net income was favorably impacted for the three and nine months ended September 30, 2005 by $16.8 ($0.26 per share for the three months and $0.25 per share for the nine months) and operating income for the periods was favorably impacted by $6.1 ($0.09 per share for the three and nine months). For additional information regarding this IRS settlement, see Note X in the Notes to the Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q.

Investment Results

Third quarter 2005 and 2004 consolidated before-tax investment income was $51.4 ($36.5 after tax) and $44.9 ($31.4 after tax), respectively. The effective tax rate on investment income in the third quarter was 29.0%, compared with 30.0% for the same period of 2004. For the nine months ended September 30, 2005 and 2004, consolidated before-tax net investment income was $148.4 ($107.1 after tax) and $144.0 ($98.8 after tax), respectively. The effective tax rate on investment income for the first nine months of 2005 was 27.8%, compared with 31.4% for the same period of 2004. Included in 2005's third quarter pre-tax investment income is $2.5 of interest income on favorable tax settlements with the IRS. See Note X in the Notes to the Consolidated Financial Statements on page 16 of this Quarterly Report on Form10-Q for additional information. Before-tax investment income for the three and nine month periods ending September 30, 2005, prior to giving consideration to the interest income from the IRS settlements, was slightly higher than the same periods of the prior year, as the impact of growth of our investment portfolio resulting from positive operating cash flows was only partially offset by lower before-tax investment yields in 2005 and our increased tax-exempt securities holdings. Tax-exempt securities generally have lower before-tax yields, but generate higher after-tax investment income. As a result of the Consolidated Corporation's increased tax-exempt securities holdings, the Consolidated Corporation's effective tax rate on investment income is lower in the current year when compared to prior periods.

For the three and nine months ended September 30, 2005, net realized gains were $22.4 and $36.2, compared to net realized losses of $4.3 for the three months ended September 30, 2004 and net realized gains of $2.6 for the nine months then ended in 2004. During the third quarter of 2005 as part of a portfolio reallocation, the Group reduced its holdings in certain common stock securities, which had appreciated in value and had become a significant percentage of the Group's total common stock portfolio. These disposals accounted for $24.0 of the net realized gain recognized during the quarter. In the third quarter of 2005 and 2004, there were no material losses on the disposal of any specific security or sector of securities.

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

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations. The before-tax impairment charge recorded in the third quarter of 2005 and 2004 was $0.9 and $2.3, respectively, and $0.9 and $7.5 for the nine months ended September 30, 2005 and 2004, respectively.

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management's investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity, the generation of a competitive investment yield, the management of interest rate risk and statutory surplus volatility. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of September 30, 2005:


Available-for-sale with unrealized losses:
                                 Less than 12 months       12 months or longer             Total
                              ----------------------    -----------------------  -------------------------
                                 Fair     Unrealized       Fair      Unrealized       Fair     Unrealized
                                 Value      Losses         Value       Losses         Value      Losses
                              ----------------------    -----------------------  -------------------------
Fixed securities:
 U.S. government              $   13.9       $(0.1)      $    -       $    -      $   13.9      $ (0.1)
 States, municipalities
 and political subdivisions      469.7        (3.3)         3.1            -         472.8        (3.3)
 Corporate securities            298.1        (5.6)        18.1         (0.6)        316.2        (6.2)
 Mortgage-backed
  securities                     275.6        (2.2)         8.3         (0.4)        283.9        (2.6)
---------------------------------------------------------------------------------------------------------
Total fixed maturities         1,057.3       (11.2)        29.5         (1.0)      1,086.8       (12.2)
Equity securities                 22.8        (1.4)           -            -          22.8        (1.4)
---------------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                  $1,080.1      $(12.6)       $29.5        $(1.0)     $1,109.6      $(13.6)
=========================================================================================================




Held-to-maturity with unrealized losses:
                                 Less than 12 months       12 months or longer             Total
                              ----------------------    -----------------------  -------------------------
                                 Fair     Unrealized       Fair      Unrealized       Fair     Unrealized
                                 Value      Losses         Value       Losses         Value      Losses
                              ----------------------    -----------------------  -------------------------
Fixed securities:
 Corporate securities           $ 73.4       $(1.2)        $50.9        $(1.6)       $124.3      $(2.8)
 Mortgage-backed
  securities                      69.0        (1.2)         15.4         (0.3)         84.4       (1.5)
----------------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                    $142.4       $(2.4)        $66.3        $(1.9)       $208.7      $(4.3)
==========================================================================================================

As part of the evaluation of the entire $17.9 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at September 30, 2005.
In the tables above, there are approximately 400 securities represented.
Of this total, 14 securities have unrealized loss positions greater than 5% of their book values at September 30, 2005, with none exceeding 20%. This group represents $3.1, or 17.3% of the total unrealized loss position. Of this group, eleven securities, representing approximately $2.7 in unrealized losses, have been in an unrealized loss position for less than twelve months. Of the remaining three securities, which have been in an unrealized loss position for longer than twelve months and total $0.4, management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed maturity securities in an unrealized loss position at September 30, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



Available-for-sale:                       Amortized      Estimated     Unrealized
                                               Cost     Fair Value           Loss
----------------------------------------------------------------------------------
Due in one year or less                    $    5.0       $    5.0         $    -
Due after one year through five years         183.0          180.3           (2.7)
Due after five years through ten years        277.0          273.1           (3.9)
Due after ten years                           347.5          344.5           (3.0)
Mortgage-backed securities                    286.5          283.9           (2.6)
----------------------------------------------------------------------------------
 Total                                     $1,099.0       $1,086.8         $(12.2)
==================================================================================




Held-to-maturity:                         Amortized      Estimated     Unrealized
                                               Cost     Fair Value           Loss
----------------------------------------------------------------------------------
Due in one year or less                      $  2.0         $  2.0          $   -
Due after one year through five years          22.9           22.3           (0.6)
Due after five years through ten years         99.0           96.9           (2.1)
Due after ten years                             3.2            3.1           (0.1)
Mortgage-backed securities                     85.9           84.4           (1.5)
----------------------------------------------------------------------------------
 Total                                       $213.0         $208.7          $(4.3)
==================================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 26-28 of this MD&A.

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Consolidated Corporation to perform periodic reviews for possible impairment. These reviews consist of a comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability, or both, differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of approximately 19 years for this asset. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining asset book value of $111.9 recorded at September 30, 2005. For additional information regarding agent relationships asset, please refer to Note V in the Notes to the Consolidated Financial Statements on page 12 in this Quarterly Report on Form 10-Q.

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

At September 30, 2005 and December 31, 2004, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $937.0 and $972.0, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of September 30, 2005 was 1.6 to 1.0 compared to 1.5 to 1.0 at December 31, 2004. The decrease in statutory surplus during the first nine months of 2005 is primarily a result of dividend declarations by the Company to the Corporation in the amount of $136.6, of which $111.6 were paid by September 30, 2005 and the balance was paid on October 3, 2005.

Premium Revenue Results

Premium revenue reflects premiums earned by the Group. The Group's premiums are earned principally on a monthly pro rata basis over the term of the policy. Management analyzes premium revenues primarily by premiums written in the current period. Net premiums written differs from gross premiums written by premiums ceded to reinsurers.

The table below summarizes property and casualty premium on a gross and net basis compared with the same period of the prior year:

                               Three months ended            Nine months ended
                                  September 30,                September 30,
                             2005     2004    % Chg       2005      2004     % Chg
                             ----     ----    -----       ----      ----     -----
Gross Premiums Written
----------------------
Commercial Lines           $212.5   $210.5     1.0%   $  647.7  $  656.8    (1.4)%
Specialty Lines              53.0     65.5  (19.1)%      160.4     194.1   (17.4)%
Personal Lines              125.3    130.7   (4.1)%      363.4     377.2    (3.7)%
                           ------   ------            --------  --------
All Lines                  $390.8   $406.7   (3.9)%   $1,171.5  $1,228.1    (4.6)%
                           ======   ======            ========  ========



                               Three months ended            Nine months ended
                                  September 30,                September 30,
                             2005     2004    % Chg       2005      2004     % Chg
                             ----     ----    -----       ----      ----     -----
Net Premiums Written
--------------------
Commercial Lines           $207.1   $203.3     1.9%   $  634.5  $  635.8    (0.2)%
Specialty Lines              38.0     28.7    32.4%      116.8     102.6    13.8%
Personal Lines              123.9    128.7    (3.7)%     361.1     373.0    (3.2)%
                           ------   ------            --------  --------
All Lines                  $369.0   $360.7     2.3%   $1,112.4  $1,111.4     0.1%
                           ======   ======            ========  ========

All Lines gross premiums written are down for the three and nine month periods ended September 30, 2005, due primarily to all three operating segments experiencing declines in new business premium productions as a result of an increase in competition partially offset by slightly better retention rates. For Commercial Lines, the decline in new business premium production for the three months ended September 30, 2005 was partially offset by improved retention rates during the quarter and average renewal price increases in the low single digits. For Specialty Lines, net premiums written increased during the three and nine month periods ended September 30, 2005 as a result of a decline in ceded premiums primarily related to higher reinsurance retention limits, as previously disclosed and a third quarter 2004 increased accrual for ceded premium of $6.1 on a commercial umbrella product line reinsurance treaty for the years 1999 through 2001, which reduced net written premiums in 2004. Without the effect of this additional ceded premium accrual in 2004, Specialty Lines net premiums written for the three and nine months ended September 30, 2005 increased 9.2% and 7.5%, respectively, over the same periods of the prior year. To offset the impact of an increasingly competitive environment, the Group continues to devote more attention to identifying opportunities to enhance premium growth by working to increase utilization of the Personal and Commercial Lines service centers, improved sales force effectiveness and improved agency management.

Commercial Lines renewal price increases averaged 1.5% in the third quarter 2005 compared to 2.9% in the third quarter 2004. This decrease period over period is the result of a broad market trend of increased competitive pricing pressure. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include any effects of reinsurance.

All Lines Discussion

The following table provides key financial measures for All Lines:

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
                                 2005          2004         2005           2004
                                 ----          ----         ----           ----
All Lines
---------
Loss ratio                       56.4%         57.7%        53.9%          55.7%
Loss adjustment expense ratio    11.7%         10.7%        11.5%          10.8%
Underwriting expense ratio       31.4%         31.9%        31.5%          34.6%
                                 -----        ------        -----         ------
Combined ratio                   99.5%        100.3%        96.9%         101.1%
                                 =====        ======        =====         ======

The All Lines combined ratio for the three and nine months ended September 30, 2005 improved 0.8 and 4.2 points, respectively. The improvement was primarily driven by a lower loss ratio as a result of lower claim frequency, improved pricing levels and the Group's continued focus on underwriting quality. In addition, the loss ratio improvement reflects lower catastrophe losses for both the quarter and year to date, as described more fully below, despite the impact of Hurricanes Katrina and Rita. These improvements were partially offset in the third quarter by adverse development on prior years' loss and LAE reserves, primarily in accident years prior to 2001. The underwriting expense ratio improvement is described below and includes the full impact of staff reductions related to the 2004 Cost Structure Efficiency (CSE) Initiative.

The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
                                 2005          2004         2005           2004
                                 ----          ----         ----           ----
Statutory  net liabilities,
  beginning of period          $2,228.2    $2,168.8     $2,183.8       $2,128.9
Increase/(decrease) in
  provision for prior
  accident year claims             $3.1       $(3.1)       $(3.6)        $(15.8)
Increase/(decrease) in
  provision for prior
  accident year claims
  as % of premiums earned          0.9%        (0.9)%       (0.3)%         (1.5)%

Catastrophe losses for the third quarter 2005 were $17.9 or 4.9 points compared to $23.3 or 6.4 points in the third quarter 2004, a decrease of
1.5 points. For the nine months ended September 30, 2005, catastrophe losses were $26.0 or 2.4 points compared to $38.0 or 3.5 points compared to the same period last year. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, reinsurance pricing and availability of reinsurance. During the third quarter of 2005, there were seven catastrophes with the largest catastrophe (Hurricane Rita) generating $14.9 in incurred losses as compared with eight catastrophes in the third quarter of 2004 with the largest catastrophe generating $8.0 in incurred losses. For additional disclosure of catastrophe losses, refer to
Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 66 of the Corporation's 2004 Annual Report on Form 10-K.

The deterioration of the LAE ratio for the three and nine months ended September 30, 2005 is attributable to a reduction in favorable prior years' reserve development period over period ($3.7 and $14.1 favorable development for the three and nine months periods of 2004, respectively, compared to no development and $1.6 favorable development for the current quarter and year to date periods, respectively).

The improvement in the underwriting expense ratio for the three and nine months ended September 30, 2005 is related to the reduction in staff costs related to the CSE initiative. In addition, the nine month underwriting expense ratio was favorably impacted by a $5.1 reduction to the surplus guarantee accrual related to the sale of the Group's New Jersey private passenger auto business to Proformance Insurance Company (Proformance), reducing the 2005 underwriting expense ratio by 0.5 points. The underwriting expense ratio for the three and nine months ended September 30, 2004 was impacted by an increase to the surplus guarantee accrual of
0.3 points and 0.9 points, respectively. In addition, the underwriting and LAE ratios for the three and nine month periods of 2005 were impacted by an additional 1.2 points and 0.7 points, respectively, when compared to the same periods in 2004 due to increased incentive accruals resulting from improved profitability.

The respective periods of 2004 were adversely impacted by $0.9 and $10.0, respectively, in severance and other restructuring costs related to the CSE initiative. See Note VIII - Contingencies on pages 14 and 15 of this Quarterly Report on Form 10-Q.

The employee count declined slightly when compared to December 31, 2004.
As of September 30, 2005, the employee count was 2,138, compared with 2,190 at December 31, 2004 and 2,206 at September 30, 2004.

In both the third quarter 2005 and 2004, underwriting expenses included $0.8 of software amortization expense before tax, related to the rollout of P.A.R.I.S.sm. On a GAAP accounting basis, the new application is being amortized over a ten-year period. This amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

In 2001, the Group introduced into operation, P.A.R.I.S.(sm) for Commercial Lines. At the end of 2004, P.A.R.I.S.(sm) was deployed for the Specialty Lines commercial umbrella excess capacity product line. Further implementation for other Specialty and Personal Lines products is expected during the balance of 2005 and 2006.

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

For selected Commercial Lines agents, P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) provides on-line quoting capability. In February of 2005, P.A.R.I.S. Express(sm) was extended to support issuance and endorsement processing for selected pilot agents; nationwide rollout will commence in 2005 and extend into 2006. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non- P.A.R.I.S.(sm)) systems.

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

Segment Discussion

The Consolidated Corporation's organizational structure consists of three operating units: Commercial, Specialty and Personal Lines. The
Consolidated Corporation also has an all other segment, which derives its revenue from investment income. The following tables provide key financial measures for each of the property and casualty reportable segments:

Commercial Lines Segment

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
Commercial Lines Segment         2005          2004         2005           2004
------------------------         ----          ----         ----           ----
Net premiums written           $207.1        $203.3       $634.5         $635.8
Net premiums earned             206.1         201.7        618.4          601.9
Loss ratio                       63.5%         57.8%        58.8%          54.4%
Loss adjustment expense ratio    15.3%         12.1%        14.5%          12.4%
Underwriting expense ratio       32.4%         31.9%        33.4%          35.4%
                                ------        ------       ------         ------
Combined ratio                  111.2%        101.8%       106.7%         102.2%

The deterioration in the combined ratio for the three months ended September 30, 2005 compared to the same period last year is primarily due to adverse loss and LAE reserve development concentrated in the workers' compensation and commercial multiple peril (CMP) product lines, somewhat offset by favorable development in the commercial auto product line. The adverse prior year reserve development added 6.1 points to the third quarter 2005 loss and LAE ratios compared to favorable development of 1.7 points in the third quarter 2004. For the first nine months of 2005, Commercial Lines loss and LAE reserves were adversely impacted by prior year development of 4.8 points compared to favorable development of 2.0 points in 2004. The adverse development on the workers' compensation product line for both periods is related to the ongoing review of lifetime and other severe claims. Also impacting the loss and LAE ratios for these periods were assessments for the National Workers' Compensation Pool (NWCP), which improved the Commercial Lines loss and LAE ratios by 0.6 points in the third quarter 2005, compared with increased assessments in the same period of 2004 which added 0.5 points to the loss and LAE ratios. Year-to-date the NWCP added
0.8 points to the loss and LAE ratios in 2005 and 1.2 points for the same period in 2004. The Group continues to focus on improving profitability in the workers' compensation product line. The Group has restricted writings in states where the workers' compensation product line has historically been unprofitable and is focused on growing this product line in profitable states and classes. The adverse prior year development in the CMP product line is partially related to increased asbestos and environmental (A&E) reserves resulting from the annual A&E reserve study completed in the quarter. See Losses and Loss Adjustment Expense section within Liquidity and Capital Resources. The three and nine months ended September 30, 2005 Commercial Lines loss ratio included 8.2 and 3.4 points, respectively, related to catastrophe losses compared to 7.7 and 3.1 points during the same period in 2004, respectively. The catastrophe loss impact on the CMP product line loss ratio was 19.7 points and 7.9 points for the three and nine months ended September 30, 2005, respectively, compared to 17.7 points and 7.2 points during the comparative periods in 2004, respectively.


Specialty Lines Segment

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
Specialty Lines Segment          2005          2004         2005           2004
------------------------         ----          ----         ----           ----
Net premiums written            $38.0         $28.7       $116.8         $102.6
Net premiums earned              36.3          32.0        107.8          114.5
Loss ratio                       49.1%         47.6%        44.6%          44.2%
Loss adjustment expense ratio     5.4%          7.0%         7.7%           4.5%
Underwriting expense ratio       40.7%         53.4%        43.3%          48.2%
                                 -----        ------        -----          -----
Combined ratio                   95.2%        108.0%        95.6%          96.9%


The Specialty Lines combined ratio improved for the three and nine month periods ended September 30, 2005, primarily driven by decreases in the underwriting expense ratios, partially offset by increases in the loss ratio for both periods presented. The 2004 loss and underwriting expense ratios for the three and nine month periods were adversely impacted by a $6.1 ceded premium accrual, which reduced net premiums written and earned, putting upward pressure on these ratios. Removing the effect of the ceded premium accrual, the loss ratio for the three and nine months ended September 30, 2004 would be 40.0% and 41.9%, respectively. The underwriting expense ratio would be 44.9% and 45.8% for the same respective periods. The increase in the loss ratio for the three and nine month periods of 2005 relates to increased retention on commercial umbrella risks partially offset by favorable prior year reserve development of 8.2 points and 6.8 points, respectively. For the comparable periods in 2004, the favorable prior year reserve development lowered the loss and LAE ratios by
6.9 points and 6.5 points, respectively.


Personal Lines Segment

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
Personal Lines Segment           2005          2004         2005           2004
------------------------         ----          ----         ----           ----
Net premiums written           $123.9        $128.7       $361.1         $373.0
Net premiums earned             120.1         122.8        364.1          368.4
Loss ratio                       46.4%         60.1%        48.2%          61.0%
Loss adjustment expense ratio     7.5%          9.5%         7.7%          10.1%
Underwriting expense ratio       26.9%         26.2%        24.7%          29.4%
                                 -----         -----        -----         ------
Combined ratio                   80.8%         95.8%        80.6%         100.5%


The combined ratio for the three months ended September 30, 2005 improved
15.0 points when compared to the same period of the prior year, primarily driven by improvements to both the loss and LAE ratios, partially offset by an increase in the underwriting expense ratio. The loss ratio for the third quarter 2005 improved 13.7 points when compared to third quarter 2004, while the LAE ratio improved 2.0 points. The loss ratio improvement was driven by lower catastrophe losses, favorable development on prior years' reserves, increased pricing and favorable claims frequency trends. In the third quarter 2005, favorable development on prior year reserves lowered the loss and LAE ratio by 5.5 points compared to 2.1 points of adverse prior year reserve development in 2004. The third quarter 2005 Personal Lines loss ratio included 0.8 points of catastrophe losses, compared to 6.3 points in the third quarter of 2004. During the first nine months of 2005, the Personal Lines loss ratio was impacted by 1.3 points related to catastrophe losses compared to 5.2 points during the same period in 2004. The first nine months of 2005 underwriting expense ratio included a 1.4 point reduction related to the Proformance surplus guarantee, compared to a 2.7 point increase in the same period last year.


<CAPION>

Statutory Earned Premium and Combined Ratios
                                                           Combined Ratios
                                       ----------------------------------------------------
                           Earned
                           Premium     Calendar Year   Accident Year
                        Year to Date   Year to Date    Year to Date    Calendar    Accident
                        September 30,  September 30,   September 30,     Year        Year
(By operating segment)      2005           2005           2005(a)        2004       2004(a)
-------------------------------------------------------------------------------------------
Commercial Lines          $  618.4        106.4%         101.6%          99.3%     100.0%
Specialty Lines              107.8         89.7%          96.5%          97.2%     103.3%
Personal Lines               364.1         81.1%          88.3%          97.6%      95.1%
-------------------------------------------------------------------------------------------
   Total All Lines        $1,090.3         96.4%          96.7%          98.4%      98.5%
===========================================================================================

  (a) The loss and LAE ratio component of the accident year combined ratio measures losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The measurement date for accident year data is September 30, 2005. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.


LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at September 30, 2005 and December 31, 2004, respectively.


                                  September 30, 2005                     December 31, 2004
                                  ------------------                     -----------------
                          Average  Amortized   Carrying     % of      Amortized  Carrying     % of
                          Rating     Cost        Value     Total         Cost      Value     Total
                          -------------------------------------------------------------------------
U.S Government:
  Available-for-sale        AAA     $   23.6   $   23.9      0.6      $   31.9   $   33.4      0.8
States, municipalities,
and political
subdivisions:
  Investment grade:
    Available-for-sale      AAA      1,215.5    1,223.6     29.0       1,018.4    1,034.6     24.4

Corporate securities:
  Investment grade:
    Available-for-sale      A        1,602.7    1,680.4     39.7       1,562.8    1,686.4     39.7
    Held-to-maturity        A+         162.9      162.9      3.9         164.7      164.7      3.9
  Below  Investment grade:
    Available-for-sale      BB          79.0       81.0      1.9          51.6       58.4      1.4
                                    ---------------------------------------------------------------
      Total corporate
        securties                    1,844.6    1,924.3     45.5       1,779.1    1,909.5     45.0
                                    ---------------------------------------------------------------

Mortgage-backed securities:
  Investment grade:
    Available-for-sale      AAA        530.8      542.7     12.8         505.2      524.7     12.4
    Held-to-maturity        AAA        110.9      110.9      2.6         136.7      136.7      3.2

  Below Investment grade:
    Available-for-sale      B            1.9        1.9        -           6.9        8.6      0.2
                                    ---------------------------------------------------------------
      Total mortgage-backed
        securities                     643.6      655.5     15.4         648.8      670.0     15.8
                                    ---------------------------------------------------------------

  Total fixed maturities             3,727.3    3,827.3     90.5       3,478.2    3,647.5     86.0
  Equity securities                    120.2      352.2      8.3          98.9      357.4      8.4
  Short-term investments                48.4       48.4      1.2         239.9      239.1      5.6
                                    ---------------------------------------------------------------
      Total investment portfolio    $3,895.9   $4,227.9    100.0      $3,817.0   $4,244.0    100.0
                                    ===============================================================

The fixed maturity portfolio is allocated between investment grade and below investment grade as follows:

                                  September 30, 2005                December 31, 2004
                              Amortized  Carrying    % of     Amortized   Carrying     % of
                                 Cost      Value    Fixed       Cost        Value     Fixed
                              -------------------------------------------------------------
Total investment grade        $3,646.4   $3,744.4    97.8      $3,419.7   $3,580.5     98.2
Total below investment grade      80.9       82.9     2.2          58.5       67.0      1.8


The fixed maturity portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale
  fixed securities            $3,453.5   $3,553.5    92.8      $3,176.8   $3,346.1     91.7
Total held-to-maturity
  securities                     273.8      273.8     7.2         301.4      301.4      8.3


The excess of carrying value over cost was $332.0 at September 30, 2005, compared with $427.0 at December 31, 2004. The decrease in 2005 was attributable to an increase in interest rates for fixed maturity securities and the sale of certain highly appreciated equity securities. This decline in the excess of carrying value over cost during the nine months ended September 30, 2005 decreased the Consolidated Corporation's book value by $1.00 per share, which was offset by the improved profitability of the Consolidated Corporation. See page 30 for reconciliation of book value per share from December 31, 2004 to September 30, 2005.

The consolidated fixed maturity portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.1 years at both September 30, 2005 and December 31, 2004. The Consolidated Corporation remains fully invested and does not time markets.

Fixed maturity securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed maturity securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $28.0 and $31.5 at September 30, 2005 and December 31, 2004, respectively.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at September 30, 2005 and December 31, 2004:

                             Amortized           Fair       Unrealized
                                  Cost          Value             Loss
------------------------------------------------------------------------
September 30, 2005               $19.7          $18.7           $(1.0)
December 31, 2004                  1.5            1.4            (0.1)


Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2005, the equity portfolio consisted of stocks in a total of 55 separate entities covering all ten major S&P industry sectors. Of this total, 26.4% were invested in five companies and the largest single position was 5.7% of the equity portfolio. At December 31, 2004, the equity portfolio consisted of stocks in 50 separate entities in nine different industries. Of this total, 31.2% were invested in five companies and the largest single position was 7.3% of the equity portfolio.

In June 2004, the Corporation invested the proceeds of the Senior Note offering in short-term investments. Short-term investments are carried at fair market value on the consolidated balance sheets and produce a lower yield. In the second quarter of 2005, these investments were liquidated to fund the redemption of the Corporation's 5.00% Convertible Notes, see Liquidity and Capital Resources - Debt for additional information regarding this transaction.

The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at September 30, 2005, was $297.1 compared to $310.8 at December 31, 2004.

The Consolidated Corporation uses assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Consolidated Corporation believes the values of its investments represent fair value, certain cash flow and interest rate estimates could change and lead to changes in fair values.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves are established for all incurred claims without discounting for the time value of money and before credit for reinsurance recoverable. Loss and LAE reserves are adjusted upward or downward as new information is received.

These reserves amounted to $2.9 billion at September 30, 2005 and $2.8 billion at December 31, 2004. As of September 30, 2005, the reserves by operating segment were as follows: $1.8 billion in Commercial Lines, $0.7 billion in Specialty Lines and $0.4 billion in Personal Lines.

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

Changes to losses and LAE for prior accident years adversely impacted results of operations for the three months ended September 30, 2005 by $3.1 and favorably impacted results of operations for the same three month period of 2004 by $3.1. For the nine months ended September 30, 2005 and 2004, changes to losses and LAE for prior accident years favorably impacted the results of operations by $3.6 and $15.8, respectively. These amounts and those stated below are net of reinsurance, including the allowance for uncollectible reinsurance recoverables. The following table provides the before-tax amount of prior accident years' loss and LAE reserve development by reportable segment:

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30          Year
                                   2005        2004       2005         2004       2004
                                  ------------------      -----------------       ----
(Favorable)/Unfavorable
-----------------------
Commercial Lines                  $12.7       $(3.5)    $ 29.9       $(12.2)    $(15.0)
Specialty Lines                    (3.0)       (2.2)      (7.3)        (7.4)      (9.4)
Personal Lines                     (6.6)        2.6      (26.2)         3.8        2.6
                                  ------      ------    -------      -------    -------
 All Lines Prior Accident
   Year Development               $ 3.1       $(3.1)    $ (3.6)      $(15.8)    $(21.8)
                                  ======      ======    ========     =======    =======

For the third quarter 2005, adverse development occurred in the workers' compensation, CMP and general liability product lines. Adverse workers' compensation development of $8.2 is mostly attributable to the review of permanent cases begun in the first quarter to re-assess life expectancy and increased medical costs. CMP and general liability were adversely impacted by increased A&E incurred loss and LAE of $4.1 resulting from the annual A&E reserve study completed in the quarter as well as approximately $3.0 of case increases from business exited over ten years ago. Partially offsetting these were favorable development for automobile liability claims, both personal and commercial, as well as commercial umbrella.

For the nine months ended September 30, 2005, the principal reason for favorable development is less severity than expected for automobile liability claims, both personal and commercial, spread across accident years 1996 through 2004. For Commercial Lines the favorable development in the commercial auto product line was more than offset by adverse development from the workers' compensation product line concentrated in accident years 2000 and prior. This adverse workers' compensation development is mostly attributable to a review of permanent cases to re-assess life expectancy and increased medical costs. The third quarter was also adversely impacted by asbestos and environmental losses and case increases from exited business, as described above.

The following table provides prior accident years' development for loss and LAE by accident year:

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30          Year
                                   2005        2004       2005         2004       2004
                                  ------------------      -----------------       ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2004                $(3.2)      $   -     $(19.1)      $    -     $    -
Accident Year 2003                 (8.5)       (9.1)     (25.8)       (31.3)     (36.9)
Accident Year 2002 and Prior       14.8         6.0       41.3         15.5       15.1
                                  ------      ------    -------      -------    -------
 Total Prior Accident Years'
  Development                     $ 3.1       $(3.1)    $ (3.6)      $(15.8)    $(21.8)
                                  ======      ======    =======      =======    =======

In the opinion of management, the reserves recorded at September 30, 2005 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted since conditions and events which established loss and LAE reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner in the future, if at all.

Cash Flow

Net cash generated from operations was $205.9 for the first nine months of 2005, compared with $186.6 for the same period in 2004. Net cash used in investing was $233.7 in the first nine months of 2005 compared with $209.1 during the first nine months of 2004. The increase in net cash used for investing is primarily related to a decrease in net proceeds from sales and maturities of investments when compared to the same period in 2004. Cash used by financing operations was $170.6 in the first nine months of 2005 compared with cash provided of $207.9 in the first nine months of 2004. Repurchases and the redemption of the convertible debt attributed to the decline in cash used in financing activities. Also contributing to the increased use of cash for financing activities is the repurchase of the Corporation's common stock under a recently announced share repurchase program, see Part II, Item 2, for additional information regarding the share repurchase program. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on pages 12-14 of this Quarterly Report on Form 10-Q.

At September 30, 2005, the Corporation had cash and marketable securities, totaling $266.7, which compared to $327.5 at December 31, 2004. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2005, dividend payments from the Company to the Corporation are limited to approximately $138.3 without prior approval of the Ohio Insurance Department. During the first nine months of 2005, the Company declared dividends of $136.6, of which $111.6 were paid by September 30, 2005 and the balance was paid on October 3, 2005, to the Corporation resulting in a dividend payment limitation of $1.7 for the remainder of 2005.

Book Value Per Share

At September 30, 2005, the book value per share of the Consolidated Corporation increased $0.93 per share from $20.82 per share to $21.75 per share when compared to book value at December 31, 2004. This increase is principally the result of improved profitability. At September 30, 2005 and December 30, 2004, there were 64,037,865 and 62,209,129 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2004 to September 30, 2005.

                                                           Book
                                                           Value
                                                           -----
December 31, 2004                                         $20.82
Activity for the nine months ended
  September 30, 2005:
   Net income                                               2.18
   Change in unrealized gains                              (1.00)
   Impact of convertible notes and other
    additional paid-in capital transactions                 0.27
   Dividends to shareholders                               (0.12)
   Impact of share repurchase program                      (0.03)
   Impact of net increase in actual shares
    outstanding                                            (0.37)
                                                          -------
September 30, 2005                                        $21.75
                                                          =======


Rating Agencies

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. Following are the Consolidated Corporation's current ratings and rating outlooks.

                               A.M. Best   Fitch       Moody's     S&P
                               ---------   -----       -------     ---
Financial strength rating      A-          A-          A3          BBB+
Senior unsecured debt rating   bbb-        BBB-        Baa3        BB+
Rating outlook                 Stable      Positive    Stable      Stable


For more information on the rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Forward Looking Statements

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The operations, performance and development of the Consolidated Corporation's business are subject to risks and uncertainties which may cause actual results to differ materially from those contained in or supported by the forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Consolidated Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to achieve targeted expense savings; ability to appoint and retain agents; ability to achieve premium targets and profitability goals; and general economic and market conditions.

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

PART II  Other Information

ITEM 1.  Legal Proceedings

Reference is made to the first paragraph of Part I, Item 3 Legal Proceedings to the Corporation's Form 10-K for the fiscal year ended December 31, 2004 regarding the matter captioned Carol Murray v. Ohio Casualty Corporation, et al. The U.S. District Court for the Southern District of Ohio, Eastern Division, dismissed the complaint against Avomark Insurance Company, Ohio Security Insurance Company, West American Insurance Company, American Fire & Casualty Insurance Company and Ohio Casualty of New Jersey, Inc. on September 27, 2005. The U.S. District Court also granted the motion for summary judgment of the Corporation and The Ohio Casualty Insurance Company on September 27, 2005. The proceeding was ordered closed with Judgment in favor of the Defendants. The decision has been appealed by plaintiff to the U.S. Sixth Circuit Court of Appeals.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. The table below summarizes the status of this program from inception to September 30, 2005.

                       ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------
                                                  (c) Total
                                                    Number    (d) Maximum
                                                  of Shares    Number of
                                                  Purchased   Shares that
                                                  as Part of   May Yet Be
                        (a) Total                  Publicly     Purchased
                        Number of   (b) Average   Announced     Under the
                          Shares     Price Paid    Plans or     Plans or
Period                  Purchased    per Share     Programs     Programs
----------------------------------------------------------------------------
August 18-31, 2005       136,247       $24.83       136,247      3,863,753

September 1-30, 2005     433,868        25.85       433,868      3,429,885
                         -------                    -------

Total                    570,115       $25.61       570,115      3,429,885
                         =======                    =======

For the period October 1, 2005 to and including October 24, 2005, the Corporation has repurchased an additional 618,270 shares at an average cost of $25.95. This brings the total shares repurchased through October 24, 2005 to 1,188,385 and reduces the number of shares that may yet be repurchased to 2,811,615.

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





                                   OHIO CASUALTY CORPORATION
                                   -------------------------
                                          (Registrant)








October 25, 2005                   /s/Michael A. Winner
                                   ------------------------------------------
                                   Michael A. Winner, Executive Vice President
                                    and Chief Financial Officer