Form 10-K
period 2005-12-31
OHIO CASUALTY CORP
filed 2006-03-09
CIK 73952

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

      [x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the fiscal year ended December 31, 2005

      [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the transition period from _________ to __________

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                               Yes [X]       No [ ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                               Yes [ ]       No [X]

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes [ ]       No [X]

            The aggregate market value as of June 30, 2005 of the voting stock held by non-affiliates of the registrant was $1,501,294,389 determined by multiplying the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

      On March 7, 2006 there were 63,412,922 common shares outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2006, are herein incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
    Item 1.         Business                                                                        4
    Item 1A.        Risk Factors                                                                   14
    Item 1B         Unresolved Staff Comments                                                      25
    Item 2.         Properties                                                                     25
    Item 3.         Legal Proceedings                                                              25
    Item 4.         Submission of Matters to a Vote of Security Holders                            26

PART II
    Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                      26
    Item 6.         Selected Financial Data                                                        28
    Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                    of Operation                                                                   29
    Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                     58
    Item 8.         Consolidated Financial Statements and Supplementary Data                       59
    Item 9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                           59
    Item 9A.        Controls and Procedures                                                        59
    Item 9B.        Other Information                                                              60

PART III
    Item 10.        Directors and Executive Officers of the Registrant                             60
    Item 11.        Executive Compensation                                                         60
    Item 12.        Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters                                                60
    Item 13.        Certain Relationships and Related Transactions                                 61
    Item 14.        Principal Accounting Fees and Services                                         61

PART IV
    Item 15.        Exhibits and Financial Statement Schedules                                     62

Signatures                                                                                         87

Index to Exhibits
Exhibit 3i          Amended Articles of Incorporation of the Company, reflecting amendments
                    Through May 10, 2000
Exhibit 21          Subsidiaries of the Registrant
Exhibit 23          Consent of Independent Registered Public Accounting Firm to
                    incorporation of their opinion by reference in Registration
                    Statements on Form S-3 and Form S-8
Exhibit 31.1        Certification of Chief Executive Officer of Ohio Casualty Corporation in
                    accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)
Exhibit 31.2        Certification of Chief Financial Officer of Ohio Casualty Corporation in
                    accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)
Exhibit 32.1        Certification of Chief Executive Officer of Ohio Casualty
                    Corporation in accordance with Section 1350 of the
                    Sarbanes-Oxley Act of 2002
Exhibit 32.2        Certification of Chief Financial Officer of Ohio Casualty
                    Corporation in accordance with Section 1350 of the
                    Sarbanes-Oxley Act of 2002

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up Ohio Casualty Group (the Group), collectively the "Consolidated Corporation", whose primary products consist of insurance for personal auto, homeowners, commercial property, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 29.7% of its 2005 net premiums written generated in the states of New Jersey (11.6%), Pennsylvania (9.4%) and Kentucky (8.7%). The Group consists of:

o     The Company;

o     West American Insurance Company (West American);

o     Ohio Security Insurance Company (Ohio Security);

o     American Fire and Casualty Company (American Fire);

o     Avomark Insurance Company (Avomark); and

o     Ohio Casualty of New Jersey, Inc. (OCNJ).

On December 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the commercial lines division of the Great American Insurance Company (GAI) and certain of its affiliates. The major lines of business included in the acquisition were workers' compensation, commercial multi-peril, umbrella, general liability and commercial auto.

During the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligation to renew private passenger auto business in New Jersey. This transaction effectively exited the Group from the New Jersey private passenger auto market beginning in March of 2002. For further discussion on this transaction, see Item 15, Note 7 - Other Contingencies and Commitments in the Notes to the Consolidated Financial Statements on pages 77 and 78 of this Annual Report on Form 10-K.

The Corporation continually evaluates the competitive environment within the insurance industry. Most high performing insurance companies, including a number of peer companies, have achieved combined ratios in the low 80% to mid-90% range. Also, the surplus positions of many of these companies have strengthened, while at the same time investment income growth has been constrained by the low yields on new investments. In addition, the industry took less aggressive price increases in 2005 in most insurance product lines. Recognizing that improved industry results may mean further price competition, the Consolidated Corporation has taken steps in 2005 to achieve improved profitability through disciplined underwriting and pricing and expense reduction initiatives.

In September 2003, the Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include the ability to generate above market growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that will provide superior operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication. Another initiative being implemented to help the Corporation obtain above market growth is enhancing the marketing culture of the organization to target and service agents as a means to identify and promote sales opportunities.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

The revenues and operating profit of each reportable segment for the three years ended December 31, 2005, 2004 and 2003 are set forth in Item 15, Note 12, Segment Information, in the Notes to the Consolidated Financial Statements on pages 81 and 82 of this Annual Report on Form 10-K. The combined ratios and component

ITEM 1. CONTINUED

ratios for each reportable segment for the three years ended December 31, 2005, 2004 and 2003 are presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 39 and 40 of this Annual Report on Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

SEGMENT DESCRIPTION

      COMMERCIAL LINES SEGMENT

The Group's Commercial Lines segment accounted for 56.8%, 57.0% and 55.0% of net premiums written in 2005, 2004 and 2003, respectively, consisting of the following product lines:

(in millions)                        2005        2004         2003
-------------                       ------      ------       ------
  Workers' compensation             $138.6      $132.9       $132.4
  Commercial automobile              227.7       233.5        228.3
  General liability                   95.7        89.5         83.4
  CMP, fire and inland marine        361.5       372.3        348.5
                                    ------      ------       ------
     Total Commercial Lines         $823.5      $828.2       $792.6
                                    ======      ======       ======

These product lines include:

o Workers' compensation insurance - insures employers for their obligations to provide workers' compensation benefits as required by applicable statutes, including medical payments, rehabilitation costs, lost wages, and disability and death benefits. These policies also provide coverage to employers for their liability exposures under the common law;

o Commercial automobile insurance - insures policyholders against third party liability related to the ownership and operation of motor vehicles used in the course of business and property damage to insured vehicles. These policies may provide uninsured motorist coverage, which provides coverage to insureds and their employees for bodily injury and property damage caused by an uninsured party;

o General liability insurance - insures policyholders against third party liability for bodily injury and property damage, including liability for products sold and covers the cost of the defense of claims alleging such damages; and

o Commercial multi-peril insurance (CMP) fire and inland marine - insures a business against risks from property, liability, crime and boiler and machinery explosion losses.

      SPECIALTY LINES SEGMENT

The Group's Specialty Lines segment accounted for 10.4%, 9.3% and 11.4% of net premiums written in 2005, 2004 and 2003, respectively, consisting of the following product lines:

(in millions)                           2005        2004        2003
-------------                          ------      ------      ------
      Commercial umbrella              $ 97.2      $ 87.1      $120.9
      Fidelity and surety                53.2        48.4        43.9
      Farmowners                            -           -         0.1
                                       ------      ------      ------
         Total Specialty Lines         $150.4      $135.5      $164.9
                                       ======      ======      ======

These product lines include:

o Commercial umbrella insurance - indemnifies policyholders for liability and defense costs which exceed coverage provided by the underlying primary policies, typically commercial automobile and general liability policies, and provides coverage for some items not covered by underlying policies; and

o Fidelity and surety - insures against dishonest acts of bonded employees and the non-performance of parties under contracts, respectively.

ITEM 1. CONTINUED

      PERSONAL LINES SEGMENT

The Group's Personal Lines segment accounted for the remaining 32.8%, 33.7% and 33.6% of net premiums written in 2005, 2004 and 2003, respectively, consisting of the following product lines:

(in millions)                                     2005        2004        2003
-------------                                    ------      ------      ------
      Personal auto incl. personal umbrella      $283.7      $294.1      $296.8
      Personal property                           191.8       196.1       187.3
                                                 ------      ------      ------
         Total Personal Lines                    $475.5      $490.2      $484.1
                                                 ======      ======      ======

These product lines include personal automobile and homeowners' insurance sold to individuals.

MARKETING AND DISTRIBUTION

The Group is represented by approximately 3,400 independent insurance agencies with approximately 5,500 agency locations, each containing at least one licensed agent of the Group. These agents also represent other unaffiliated companies which may compete with the Group. In addition to its home office facility, the Group operates in multiple claim, underwriting, bond and service offices to assist these independent agents in producing and servicing the Group's business.

Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2005, these agencies represented 21.5% of the Group's total agency force and wrote 42.5% of its book of business. The policies placed by key agents have consistently produced a lower loss ratio for the Group than policies placed by other agents.

The Group targets small business customers for its Commercial Lines segment. The Group's typical Commercial Lines customer is a small business with a limited number of employees that needs to conveniently purchase a package of coverages. For the year 2005, this Commercial Lines customer group, categorized by commercial premium volume, included approximately 49% contractors/artisans, 19% mercantile, 19% service, 7% manufacturers and 6% other. The Group believes this small business customer group offers an opportunity to achieve superior underwriting results through development and maintenance of strong agent and customer relationships and application of the Group's underwriting and pricing expertise.

The Group markets its Specialty Lines segment predominately to policyholders who have purchased commercial automobile and general liability policies and have a need for additional coverage under umbrella policies to cover costs which might exceed the underlying policies limits or are not covered under such policies. Specialty Lines also includes the marketing of the fidelity and surety products to employers and other parties in need of insurance against dishonest acts of bonded employees as well as the non-performance of parties under contractual agreements.

The Group markets personal automobile insurance primarily to standard and preferred risk drivers. Standard and preferred risk drivers are those who have met certain criteria, including a driving record which reflects a low historical incidence of at-fault accidents and moving violations of traffic laws. The Group also markets the homeowners insurance product to individuals to provide coverage for damage to their home and/or personal property.

COMPETITION

The property and casualty insurance industry is highly competitive. The Group competes on the basis of service, price and coverage. According to A.M. Best, based on net insurance premiums written in 2004, the latest year for which industry-wide comparison statistics are available:

o more than $436 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 10.9%; and

o the Group ranked as the forty-seventh largest property and casualty insurance group in the United States.

ITEM 1. CONTINUED

REGULATION

            STATE REGULATION

The Corporation's insurance subsidiaries are subject to regulation and supervision in the states in which they are domiciled and in which they are licensed to transact business. The Company, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Corporation's subsidiaries are licensed to transact business in 49 states and the District of Columbia, actively writing in approximately 40 states. Although the federal government does not directly regulate the insurance industry, federal initiatives can impact the industry.

The authority of state insurance departments extends to various matters, including:

o the establishment of standards of solvency, which must be met and maintained by insurers;

o     the licensing of insurers and agents;

o     the imposition of restrictions on investments;

o approval and regulation of premium rates and policy forms for property and casualty insurance;

o     the payment of dividends and distributions;

o the provisions which insurers must make for current losses and future liabilities; and

o     the deposit of securities for the benefit of policyholders.

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

ITEM 1. CONTINUED

The NAIC has developed a "Risk-Based Capital" model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:

o     asset and liability risk;

o     credit risk;

o     underwriting risk; and

o     off-balance sheet risk.

The Risk-Based Capital model law requires the calculation of a ratio of total adjusted capital to Authorized Control Level (ACL) risk-based capital. Based upon the unaudited 2005 statutory financial statements, all insurance companies in the Group significantly exceeded 200% of the ACL, which represents the level below which there could be regulatory intervention and corrective action.

            REGULATIONS ON DIVIDENDS

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet or fund operating expenses, debt obligations, common stock repurchases and shareholder dividend payments. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. This regulation allows dividends to equal the greater of (1) 10% of policyholders' surplus or (2) 100% of the insurer's net income, each determined as of the preceding year end, without prior approval of the insurance department.

Dividend payments to the Corporation from the Company are limited to approximately $415.0 million during 2006 without prior approval of the Ohio insurance department based on 100% of the Company's net income for the year ending December 31, 2005. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum risk-based capital requirements in the Corporation's revolving credit agreement as disclosed in Item 15, Note 15, Debt, in the Notes to the Consolidated Financial Statements on pages 82 and 83 of this Annual Report on Form 10-K.

POOLING AGREEMENT

All of the Company's insurance subsidiaries, except OCNJ, have entered into an intercompany reinsurance pooling agreement with the Company. As of January 1, 2005, the Company, the lead company of the pool, assumes and retains 100% of the pool's underwriting experience. There are no retrocessions to the Company's insurance subsidiaries.

Prior to January 1, 2005, under the terms of the previous intercompany reinsurance pooling agreement, all of the participants' outstanding underwriting liabilities as of January 1, 1984, and all subsequent insurance transactions were pooled. The participating insurance subsidiaries shared in underwriting activity in 2004 and 2003 based on the following percentages:

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

ITEM 1. CONTINUED

INVESTMENTS

The distribution of the Consolidated Corporation's invested assets is determined by a number of factors, including:

o     rates of return;

o     investment risks;

o     insurance law requirements;

o     diversification;

o     liquidity needs;

o     tax planning;

o     general market conditions; and

o     business mix and liability payout patterns.

Periodically, the investment portfolios are reallocated subject to the parameters set by management, under the direction of the Finance Committee of the Board of Directors. Management evaluates the investment portfolio on a regular basis to determine the optimal investment strategy based upon the factors mentioned above.

Assets relating to property and casualty operations are invested to maximize after-tax returns with appropriate diversification of risk. As a result of improved underwriting profitability, the Consolidated Corporation began to increase funds invested in tax-exempt securities during 2004 and 2005. This change has resulted in lower before-tax investment income, but has also been accompanied by a lower effective tax rate on investment income due to the tax-exempt status of the securities.

Equity securities are marked to fair value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The effect of future stock market volatility is managed by maintaining an appropriate ratio of equity securities to shareholders' equity and statutory surplus.

See further detailed information and discussion on the results and liquidity of the Consolidated Corporation's investment portfolio in the "Investment Results" section on pages 30-33 and the "Investment Portfolio" section on pages 55-57 of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Annual Report on Form 10-K.

LIABILITIES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Liabilities for losses and loss adjustment expenses (LAE) are established for the estimated ultimate costs of settling claims for insured events, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. The estimated liabilities include direct costs of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process. Because of the inherent future uncertainties in estimating ultimate costs of settling claims, actual losses and LAE may deviate substantially from the amounts recorded in the Consolidated Corporation's financial statements. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be accurately predicted since conditions, events and trends which led to historical loss and LAE development and which serve as the basis for estimating ultimate claims cost may not occur in the future in exactly the same manner, if at all. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. The effect of these adjustments may have a material adverse impact on the results of operations of the Group.

The following tables present an analysis of losses and LAE and related liabilities for the periods indicated. The first table represents the impact of current and prior accident years on calendar year losses and LAE. The second table displays the development of losses and LAE liabilities as of successive year-end evaluations for each of the past ten years.

ITEM 1. CONTINUED

      Reconciliation of Liabilities for Losses and Loss Adjustment Expenses
                                  (in millions)

                                                   2005          2004          2003
                                                 --------      --------      --------
Net liabilities, balance as of January 1         $2,186.1      $2,131.3      $2,079.3
Incurred related to:
     Current year                                   927.4         958.1         993.3
     Prior years                                    (20.1)        (21.8)         34.1
                                                 --------      --------      --------
Total incurred                                      907.3         936.3       1,027.4

Paid related to:
     Current year                                   327.9         354.1         388.6
     Prior years                                    503.3         527.4         586.8
                                                 --------      --------      --------
Total paid                                          831.2         881.5         975.4

Net liabilities, balance as of December 31        2,262.2       2,186.1       2,131.3
Reinsurance recoverable                             684.6         570.3         496.5
                                                 --------      --------      --------
Gross liabilities, balance as of December 31     $2,946.8      $2,756.4      $2,627.8
                                                 ========      ========      ========

The accounting policies used to estimate liabilities for losses and LAE are considered critical accounting policies and are further discussed in the "Critical Accounting Policies" section and "Loss and LAE" sub-sections of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, on pages 41-52 in this Annual Report on Form 10-K. In addition loss and LAE liabilities are further discussed in Note 1J, Summary of Significant Accounting Policies and Note 8, Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on pages 68 and 79 of this Annual Report on Form 10-K.

ITEM 1. CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (In millions)

Year Ended December 31             1995     1996     1997     1998     1999     2000     2001     2002     2003     2004     2005
-------------------------------- -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Net liability as originally
  estimated:                     $1,557.1 $1,486.6 $1,421.8 $1,865.6 $1,823.3 $1,907.3 $1,982.0 $2,079.3 $2,131.3 $2,186.1 $2,262.2

Life Operations Liability             3.9      3.7      0.1      0.1        -        -        -        -        -        -        -

P&C Operations Liability         $1,553.2 $1,482.9 $1,421.7 $1,865.5 $1,823.3 $1,907.3 $1,982.0 $2,079.3 $2,131.3 $2,186.1 $2,262.2

Net cumulative payments as of:
  One year later                    486.2    483.6    449.8    640.2    614.0    609.1    608.9    586.8    527.4    503.3
  Two years later                   772.7    747.4    751.2    999.1    960.5  1,002.7  1,015.2    951.5    865.8
  Three years later                 944.3    950.1    919.3  1,223.3  1,226.2  1,290.4  1,281.9  1,212.9
  Four years later                1,080.4  1,058.3  1,016.9  1,385.2  1,399.5  1,465.9  1,457.6
  Five years later                1,151.0  1,121.3  1,088.7  1,485.7  1,504.1  1,584.1
  Six years later                 1,198.3  1,171.2  1,137.6  1,548.2  1,578.6
  Seven years later               1,239.3  1,207.0  1,171.3  1,601.1
  Eight years later               1,271.2  1,233.5  1,205.2
  Nine years later                1,293.2  1,263.1
  Ten years later                 1,319.4

Gross cumulative payments as of:
  One year later                    500.1    498.3    469.9    654.2    636.5    647.1    636.8    674.9    609.9    538.4
  Two years later                   798.1    781.9    775.4  1,022.2  1,007.1  1,060.6  1,122.7  1,111.6    972.2
  Three years later                 988.7    983.4    950.4  1,261.1  1,281.4  1,404.5  1,455.5  1,387.1
  Four years later                1,123.2  1,098.7  1,057.5  1,426.5  1,492.0  1,620.5  1,619.1
  Five years later                1,200.6  1,171.2  1,131.5  1,532.4  1,616.7  1,723.7
  Six years later                 1,257.4  1,223.2  1,187.0  1,601.0  1,666.9
  Seven years later               1,300.6  1,265.3  1,226.7  1,626.7
  Eight years later               1,338.8  1,297.2  1,232.1
  Nine years later                1,366.2  1,298.3
  Ten years later                 1,363.9

ITEM 1. CONTINUED

Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)
(In millions)

Year Ended December 31    1995      1996      1997      1998      1999      2000      2001      2002      2003      2004      2005
----------------------- --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net liability
 re-estimated as of:

  One year later         1,474.8   1,428.0   1,355.6   1,888.4   1,880.2   1,965.8   2,066.4   2,115.2   2,109.5   2,166.0
  Two years later        1,441.1   1,403.1   1,386.4   1,885.2   1,907.6   2,066.1   2,139.5   2,128.5   2,120.2
  Three years later      1,445.7   1,439.0   1,400.7   1,901.8   1,997.6   2,131.1   2,165.1   2,171.1
  Four years later       1,478.8   1,456.9   1,392.0   1,975.8   2,032.9   2,157.5   2,235.9
  Five years later       1,497.6   1,448.0   1,441.7   1,993.4   2,058.9   2,236.0
  Six years later        1,492.0   1,489.8   1,459.7   2,018.0   2,128.3
  Seven years later      1,532.2   1,504.2   1,469.1   2,073.5
  Eight years later      1,548.0   1,510.7   1,502.6
  Nine years later       1,554.0   1,543.1
  Ten years later        1,582.7

Decrease (increase) in
  original estimates:   $  (29.6) $  (60.2) $  (80.9) $ (207.9) $ (305.0) $ (328.7) $ (254.0) $  (91.9) $   11.1  $   20.1

Net liability as
  originally estimated: $1,553.2  $1,482.9  $1,421.7  $1,865.5  $1,823.3  $1,907.3  $1,982.0  $2,079.3  $2,131.3  $2,186.1  $2,262.2

Reinsurance recoverable
  on unpaid losses
  and LAE                   71.1      64.7      60.0      80.2      85.1      96.2     168.7     354.4     496.5     570.3     684.6

Gross liability as
  originally estimated: $1,631.2  $1,556.7  $1,483.8  $1,956.9  $1,908.5  $2,003.5  $2,150.7  $2,433.7  $2,627.8  $2,756.4  $2,946.8

Life Operations
  Liability                  7.0       9.1       2.2      11.2         -         -         -         -         -         -         -

P&C Operations
  Liability              1,624.2   1,547.6   1,481.7   1,945.8   1,908.5   2,003.5   2,150.7   2,433.7   2,627.8   2,756.4   2,946.8

One year later           1,546.0   1,496.1   1,447.0   1,972.9   1,981.1   2,129.9   2,346.9   2,558.2   2,615.5   2,796.1
Two years later          1,515.0   1,507.4   1,477.9   1,975.7   2,041.7   2,310.6   2,502.4   2,576.1   2,685.0
Three years later        1,561.7   1,537.4   1,495.8   2,006.1   2,189.9   2,432.4   2,536.2   2,677.8
Four years later         1,585.5   1,559.5   1,495.6   2,114.3   2,261.6   2,465.3   2,660.8
Five years later         1,608.3   1,558.2   1,571.1   2,155.4   2,291.8   2,592.1
Six years later          1,609.8   1,623.2   1,618.8   2,175.4   2,385.2
Seven years later        1,671.4   1,667.9   1,624.6   2,247.3
Eight years later        1,718.2   1,672.6   1,670.9
Nine years later         1,722.6   1,715.7
Ten years later          1,761.3

Decrease (increase)
  in original
  estimates:              (137.1)   (168.1)   (189.3)   (301.6)   (476.7)   (588.5)   (510.1)   (244.1)    (57.1)    (39.8)

ITEM 1. CONTINUED

REINSURANCE

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Consolidated Corporation's financial plan. There are several programs that provide reinsurance coverage and the programs in effect for 2005 are discussed in the "Reinsurance Programs" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, on page 55 of this Annual Report on Form 10-K. Additionally, reinsurance is further discussed in Item 7, "Critical Accounting Policies" section on page 41 and 42 and Item 15, Note 1K, Summary of Significant Accounting Policies on page 68 and Note 6, Reinsurance, in the Notes to the Consolidated Financial Statements on page 77 of this Annual Report on Form 10-K.

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

EMPLOYEES

At December 31, 2005, the Company had 2,125 employees of which approximately 1,400 were located in the Fairfield and Hamilton, Ohio offices.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated direct premiums written for the Group's ten largest states:

                               Ten Largest States
                             Direct Premiums Written
                                 ($ in millions)

                              Percent                               Percent                                Percent
                   2005      of Total                       2004    of Total                      2003    of Total
                  ------     --------                       ------  --------                     ------   --------
New Jersey        $156.0       10.4      New Jersey         $168.5    10.7      New Jersey       $166.9     10.6
Pennsylvania       139.2        9.3      Pennsylvania        139.6     8.8      Ohio              140.1      8.9
Kentucky           128.1        8.5      Ohio                135.7     8.6      Pennsylvania      129.1      8.2
Ohio               127.8        8.5      Kentucky            131.5     8.3      Kentucky          122.0      7.8
North Carolina      74.8        5.0      Illinois             75.6     4.8      Illinois           81.1      5.2
Maryland            73.8        4.9      North Carolina       75.5     4.8      North Carolina     77.7      4.9
Illinois            68.8        4.6      Maryland             73.2     4.6      Maryland           70.2      4.5
Texas               64.5        4.3      Texas                70.2     4.4      Texas              65.7      4.2
Oklahoma            54.5        3.6      Indiana              56.6     3.6      New York           63.3      4.0
Indiana             48.3        3.2      New York             54.9     3.5      Indiana            60.9      3.9
                  ------       ----                         ------    ----                       ------     ----
                  $935.8       62.3                         $981.3    62.1                       $977.0     62.2
                  ======       ====                         ======    ====                       ======     ====

ITEM 1. CONTINUED

(e) AVAILABLE INFORMATION

The Corporation's internet website is www.ocas.com. The Corporation provides a hyperlink to the website of the Securities and Exchange Commission (SEC), www.sec.gov, where the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (SEC Reports) are available as soon as reasonably practicable after the Corporation has electronically filed or furnished them to the SEC. The information contained on the Corporation's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report except as stated in Part III, Item 10.

ITEM 1A. RISK FACTORS

RISKS RELATING TO THE PROPERTY AND CASUALTY INDUSTRY

o     INSURANCE COMPANIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION

Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Regulation is generally designed to protect the interests of policyholders, shareholders and non-policyholder creditors. Examples of governmental regulation that have adversely affected the operations of our insurance subsidiaries include:

      o the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile insurance by residents of those states; and

      o requirements that insurance companies pay assessments to support associations that fund state-sponsored insurance operations, or involuntarily issue policies for high-risk automobile drivers.

Regulations that could adversely affect our insurance subsidiaries also include statutory surplus and risk-based capital requirements. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices and procedures, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of insurance written by it could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by rating agencies.

Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to our insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer's surplus in relation to statutory requirements.

Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, the Group expects that they will continue to face efforts to regulate their operations. Any one of these efforts could adversely affect the operating results and financial condition of the Group.

In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, the Group follows practices based on their interpretations of regulations or practices that they believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If the Group does not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend them from carrying on some or all of their activities or otherwise penalize them. This could adversely affect the Group's ability to operate their businesses. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect the Group's ability to operate its' business.

o     INSURANCE COMPANIES ARE SUBJECT TO THE UNPREDICTABILITY OF COURT DECISIONS

The financial position of our insurance subsidiaries also may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy. As a result, the full extent of liability under the policy may not be known for many years after a contract is issued.

ITEM 1A. CONTINUED

The United States Senate, the Department of Labor, the NAIC, as well as the attorneys general and insurance regulatory officials of various states have and in certain instances are currently investigating the character and extent of certain market practices within the insurance industry. These practices include, but may not be limited to, the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which compensation to producers has been disclosed to insureds, the solicitation and provision of fictitious or inflated quotes, the illegal tying of insurance contracts to reinsurance placements, the use of improper inducements to employers. In addition to these government investigations, class action lawsuits relating to these market practices and specific types of illegal activity have been filed against various members of the insurance industry.

o     EXTERNAL FACTORS IN THE INSURANCE INDUSTRY MAY NEGATIVELY AFFECT OUR
      BUSINESS

External factors beyond our control impacting the insurance industry in general could cause our results of operations to suffer. Our industry is exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes, explosions, terrorist attacks and riots. The insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation and increased litigation of claims.

o NEW CLAIM AND COVERAGE ISSUES IN THE INSURANCE INDUSTRY MAY NEGATIVELY IMPACT OUR INCOME

As insurance industry practices and regulatory, judicial, and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge. The issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or by increasing the size of claims. Recent examples of emerging claims and coverage issues include:

      o the use of an applicant's credit rating as a factor in making risk selection and pricing decisions;

      o the availability of coverages which pay different commission levels to agents depending upon premium level; and

      o a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices.

The effects of these and other unforeseen emerging claim and coverage issues could negatively impact our revenues or our methods of doing business.

o THE PROPERTY AND CASUALTY INSURANCE BUSINESS IS HIGHLY CYCLICAL AND INTENSELY COMPETITIVE

The Group has experienced, and expects to experience in the future, prolonged periods of intense competition during which they are unable to increase prices sufficiently to cover costs. The inability of the Group to compete successfully in the insurance lines in which they participate could adversely affect the Group's operating results and financial condition.

The Group competes with domestic and foreign insurers, many of which have greater financial resources than the Group. Competition involves many factors, including:

      o     the perceived overall financial strength of the insurer;

      o levels of customer service to agents and policyholders, including the speed with which the insurer issues policies and pays claims;

      o     terms, conditions and prices of products; and

      o     experience in the insurance business.

A number of new, proposed or potential legislative or industry developments could further increase competition in the property and casualty insurance industry. These developments include:

      o the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to the market, including banks and other financial service companies;

      o the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for excess and surplus lines of business;

ITEM 1A. CONTINUED

      o regulation of the use of credit scoring in the underwriting of insurance policies;

      o programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative market types of coverage; and

      o changing practices caused by the Internet, which have led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

New competition as a result of these developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

The personal automobile and homeowners' insurance businesses are especially competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national writers and smaller regional companies. Some of our competitors have more capital and greater resources than we have, and may offer a broader range of products and lower prices than we offer. Some of our competitors that are direct writers, as opposed to agency writers as we are, may have certain competitive advantages, including increased name recognition, direct relationships with policyholders rather than with independent agents and, potentially, lower cost structures. All of these factors could potentially negatively impact our revenues.

o THE THREAT OF TERRORISM, CONTINUED MILITARY ACTIONS AND POLITICAL INSTABILITY MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR

As a property and casualty insurer, we may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate.

In addition, on November 26, 2002, Congress enacted the Terrorism Risk Insurance Act of 2002, or TRIA, which requires mandatory offers of terrorism coverage to all commercial policyholders, including workers' compensation and surety policyholders. TRIA provides that in the event of a terrorist attack on behalf of a foreign interest resulting in insurance industry losses of $5 million or greater, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible, which is a percentage of that company's direct earned premiums for the prior year, and this percentage increases in each of the three calendar years covered by TRIA, 2003 to 2005. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was signed into law, which reauthorizes the TRIA program for two years, while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. In 2005 and 2004, our deductible totaled $161.3 million and $104.5 million. Under TRIA, our deductible is calculated as a percentage of our direct earned premium for covered lines of business.

We believe that we have reduced our exposure to terrorism risk by focusing our commercial lines business on small-to-medium-sized businesses and monitoring the aggregate exposure in large urban areas with highly visible targets. We also believe that we have secured enough reinsurance coverage to cover potential claims.

Nevertheless, because of the unavailability of, or limitations on, reinsurance for these risks, we will continue to be exposed to commercial losses that arise from terrorism. Moreover, any future attacks could have a significant adverse affect on general economic, market and political conditions, potentially increasing other risks in our business. We cannot assess the effects of future terrorist attacks and any ensuing responsive actions on our business at this time, but they could be material.

RISK RELATING TO THE CONSOLIDATED CORPORATION

o OUR SUCCESS DEPENDS UPON OUR ABILITY TO UNDERWRITE RISKS ACCURATELY AND TO CHARGE ADEQUATE RATES TO POLICYHOLDERS AND TO SETTLE CLAIMS EXPEDITIOUSLY AND FAIRLY

Our operating performance and financial condition depend on our ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premiums to offset losses, loss adjustment expense and underwriting expenses and to earn a profit. If we fail to assess accurately the risks that we assume, we may fail to establish adequate premium rates, which could reduce income and have a material adverse effect on our operating results or financial condition.

ITEM 1A. CONTINUED

In order to price accurately, we must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result, to price accurately, is subject to a number of risks and uncertainties, including, without limitation:

      o     availability of sufficient reliable data;

      o     incorrect or incomplete analysis of available data;

      o     uncertainties inherent in estimates and assumptions, generally;

      o selection and application of appropriate rating formulae or other pricing methodologies;

      o our ability to innovate in the future as new or improved pricing strategies emerge;

      o     unanticipated court decisions, legislation or regulatory action;

      o ongoing changes in our claim settlement practices, which can influence the amounts paid on claims;

      o changes in consumer and claimant behavior, which could adversely affect both frequency and severity of claims;

      o changing auto driving patterns, which could adversely affect both frequency and severity of claims;

      o unexpected inflation in the medical sector of the economy, resulting in increased workers' compensation, bodily injury and personal injury protection claim severity; and

      o unanticipated inflation in auto repair costs, auto parts prices and used car prices, adversely affecting auto physical damage claim severity.

Such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to incorrectly estimate future changes in the frequency or severity of claims. As a result, we could under price risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results and financial condition could be materially adversely affected.

o     WE MAY FACE SIGNIFICANT LOSSES FROM CATASTROPHES AND SEVERE WEATHER EVENTS

The Group has experienced, and is expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of catastrophic events could have a material adverse effect on the operating results and financial condition of the Group.

Various events can cause catastrophes, including hurricanes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of the Group are related to homeowners' and commercial property coverages.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate if:

      o     major catastrophic losses exceed our reinsurance limit; or

      o the Group incurs a high frequency of smaller catastrophic loss events which, individually, fall below our retention level; or

      o a reinsurer incurs claims with multiple insurers that may negatively impact surplus and their ability to pay.

Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from

ITEM 1A. CONTINUED

catastrophic events in the future. In addition, from time to time, legislation is passed that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from adopting terrorism exclusions or withdrawing from catastrophe-prone areas. Governmental regulation of this type is discussed above under the risk factors "Risk Factors--Risks Relating to the Property and Casualty Industry--Insurance companies are subject to extensive governmental regulation and the unpredictability of court decisions" and "Risk Factors--Risks Relating to the Consolidated Corporation--War, Terrorism and Political Instability."

o ACTUAL COSTS INCURRED ON CLAIMS MAY EXCEED CURRENT RESERVES ESTABLISHED FOR CLAIMS

The Group maintains loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. If these loss reserves prove inadequate, then the Group's operating results and financial condition will be adversely affected.

Reserves do not represent an exact calculation of liability. Instead, reserves represent estimates, generally involving actuarial projections at a given time, of what the Group expects the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, estimates of future trends in claims severity and frequency, changing judicial theories of liability and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. The Group adjusts the reserve estimates regularly as experience develops and further claims are reported and settled.

Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, previously established reserves may prove inadequate in light of actual experience. There are several types of insurance coverage provided by our insurance subsidiaries where the establishment of loss reserves is particularly difficult:

      o umbrella and excess liability losses, which are particularly affected by significant delays in the reporting of claims, relatively large amounts of insurance coverage, unpredictability of court decisions and plaintiffs' expanded theories of liability;

      o asbestos and environmental losses, which are particularly affected by significant delays in the reporting of claims, unpredictability of court decisions, plaintiffs' expanded theories of liability, risks of major litigation and legislative developments; and

      o construction defect losses, which are particularly affected by complexity of multiple party involvement and unpredictability of court decisions and plaintiffs' expanded theories of liability.

      o workers' compensation losses, which are particularly affected by the relatively long period of time to finalize claims and rising cost of medical benefits on claims providing lifetime coverages.

The Group reflects adjustments to their reserves in the results of the periods in which their estimates are changed. For example, in 2003, the Group added $34.1 million to reserves for loss development on prior years' business on both a GAAP and statutory basis. In 2005 and 2004, the Group reduced reserves by $20.1 and $21.8 million for favorable development on prior years' business on a GAAP basis, or $21.5 and $21.7 million on a statutory basis, respectively. For additional discussion on the risk factors inherent in the loss and LAE reserves see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies section on pages 44-52 of this Annual Report on Form 10-K.

o REINSURANCE SUBJECTS US TO THE CREDIT RISK OF REINSURERS AND MAY BE INADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE. FURTHER, REINSURANCE MAY NOT BE AVAILABLE AT PRICES WE DEEM REASONABLE WHICH MAY LIMIT OUR ABILITY TO WRITE BUSINESS

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover a portion of the losses incurred by a second insurer in the event a claim is made under a policy issued by the second insurer. The Group obtains reinsurance to help manage its exposure to property and casualty risks. Additionally, GAI has agreed to maintain reinsurance on the commercial lines business that we acquired from GAI in 1998 for loss dates prior to December 1, 1998.

ITEM 1A. CONTINUED

Although a reinsurer is liable to the Group according to the terms of the reinsurance policy, the Group remains primarily liable as the direct insurer on all risks reinsured. As a result, reinsurance does not eliminate the obligation of the Group to pay all claims, and each insurance subsidiary is subject to the risk that one or more of its reinsurers will be unable or unwilling to honor its obligations.

The Group, except for OCNJ, pool their underwriting results, including reinsurance, which means that their insurance operations are aggregated and then reallocated among the participating insurers. Accordingly, if the reinsurance obtained by one of our insurance subsidiaries, or the reinsurance obtained by GAI related to the acquired commercial lines business, proves uncollectible or inadequate, then the operating results and financial condition of all of our insurance subsidiaries in the reinsurance pool will be adversely affected. The reinsurance obtained by GAI relating to the acquired commercial lines business is guaranteed by GAI in the event that the reinsurers are unable to pay.

The Group cannot guarantee that its reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years.

Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, the terrorist attacks of September 11, 2001 and the recent hurricanes had a significant impact on the reinsurance market. Some of the reinsurance contracts of the Group include coverage for acts of terrorism. Instead of being unlimited as in the past, however, terrorism coverage in 2004 contracts has been modified to exclude or limit coverage.

If the Group is unable to obtain adequate reinsurance at commercially reasonable rates, then the Group would have to either bear an increased risk in net exposures or reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect upon the business volume and profitability of the Group. For further information on the Consolidated Corporation's reinsurance programs see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 55 of this Annual Report on Form 10-K.

o IF THE GROUP IS UNABLE TO MAINTAIN ITS RELATIONSHIP WITH ITS KEY AGENTS OR IS UNABLE TO ATTRACT ADDITIONAL AGENTS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED

Our future success will depend, in large part, upon the efforts of our independent agents. The Group is represented by approximately 3,400 independent insurance agencies with approximately 5,500 agency locations, each containing at least one licensed agent of the Group. Certain agencies that meet established profitability and production targets are eligible for "key agent" status. At December 31, 2005 and December 31, 2004, these agencies represented 21.5% and 16.2%, respectively, of the Group's total agency force and wrote 42.5% and 39.8%, respectively, of its book of business. The policies placed by key agents have consistently produced a lower loss ratio for the Group than policies placed by other agents. In addition, as we expand our business, we may need to expand our network of agencies to successfully market our products. We will need to recruit and retain additional independent agents, but we may not be able to do so.

If the Group was unable to maintain its relationships with its key agents or if certain key agents no longer marketed and sold its products and if they were unsuccessful in recruiting and retaining additional agents, our book of business would likely decline and our results of operations would be adversely affected.

o OUR INSURANCE SUBSIDIARIES ARE SUBJECT TO MINIMUM CAPITAL AND SURPLUS REQUIREMENTS THAT COULD RESULT IN A REGULATORY ACTION IF WE FAIL TO MEET THESE REQUIREMENTS

Our insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Ohio and Indiana. Any failure by one of our insurance subsidiaries to meet the minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, including requiring the adoption of a comprehensive financial plan, examination and the issuance of a corrective order by the applicable state insurance department, revocation of its license to sell insurance products or placing of the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase our capital and surplus levels, which we may be unable to do. As of December 31, 2005 and December 31, 2004, each of our insurance subsidiaries had capital and surplus in excess of the currently required amounts.

ITEM 1A. CONTINUED

o     OUR SYSTEM FOR DISTRIBUTING INSURANCE PRODUCTS IS EXTREMELY COMPETITIVE

Unlike some of our competitors, we do not distribute our products through agents who sell products exclusively for one insurance company nor do we sell directly to consumers. We distribute our products primarily through a network of independent agents. These agents may sell our competitors' products and may stop selling our products altogether. Strong competition exists among insurers for agents with demonstrated ability. While we believe that the independent agent distribution system offers service and underwriting advantages, using this system requires us to compete with other insurers for agents, which we do primarily on the basis of our support services, compensation, product features and financial position. In addition, we face continued competition from our competitors' products within our own distribution channel. Although we have undertaken several initiatives to strengthen our relationships with our independent agents and to make it easier and more attractive for them to sell our products, we cannot provide assurance that these initiatives will be successful. Sales of our insurance products and our results of operations could be materially adversely affected if we should be unsuccessful in attracting and retaining productive agents to sell our products.

The Group also competes with other companies that use exclusive agents or salaried employees to sell their insurance products. Because these companies generally pay lower commissions or do not pay any commissions, they may be able to obtain business at a lower cost than the Group, which sells its products primarily through independent agents and brokers who typically represent more than one insurance company.

o OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC AND REGULATORY CONDITIONS AND WEATHER-RELATED EVENTS IN THE MID-ATLANTIC AND MID-WESTERN STATES

Our property and casualty insurance business is concentrated geographically. Approximately 56.0% of our net premiums written are for insurance policies written in the Mid-Atlantic and Mid-Western regions. We are concentrated in several Mid-Atlantic states, including New Jersey, Maryland, North Carolina and Pennsylvania and several Mid-Western states, including Ohio, Kentucky, Illinois and Indiana. Consequently, unusually severe storms or other natural or man-made disasters in the states in which we write insurance could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in those states in which we write insurance. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in a greater number of markets.

o THE ABILITY OF OUR SUBSIDIARIES TO PAY DIVIDENDS MAY AFFECT OUR LIQUIDITY AND ABILITY TO MEET OUR DEBT AND CONTRACTUAL OBLIGATIONS

The Corporation is a holding company and a legal entity separate and distinct from our insurance company subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other distributions from our insurance company subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified levels of statutory capital and surplus. In addition, for competitive reasons, our insurance subsidiaries need to maintain financial strength ratings, which requires us to sustain capital levels in those subsidiaries. These restrictions affect the ability of our insurance company subsidiaries to pay dividends and use their capital in other ways. Our rights to participate in any distribution of assets of our insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that our rights, if any, as a creditor are recognized). Further, if our insurance subsidiaries cannot achieve and maintain profitability in the future, then they will need to draw on their surplus in order to pay dividends to enable us to meet our financial obligations. As surplus is reduced, the insurance subsidiaries' ability to pay additional dividends is also reduced.

Insurance companies write insurance based, in part, upon a ratio of premiums to surplus. As the insurance subsidiaries' surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries' ability to write insurance business could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries. Consequently, our ability to repay our indebtedness, as well as our ability to pay expenses and cash dividends to our shareholders, may be limited. For further information on the regulation of dividends, refer to Item 1, page 8 of this Annual Report on Form 10-K.

ITEM 1A. CONTINUED

o IF OUR NEW TECHNOLOGY FOR ISSUING AND MAINTAINING INSURANCE POLICIES DOES NOT WORK AS INTENDED OR DOES NOT SATISFY THE AGENT'S NEEDS, IT COULD DAMAGE OUR RELATIONSHIP WITH OUR AGENT NETWORK

Our agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. In 2001, we introduced into operation the Policy Administration Rating and Issuance System ("P.A.R.I.S.(SM)") which is an internal system used to create and maintain policies. P.A.R.I.S.(SM) also provides the platform for a proprietary internet interface called P.A.R.I.S. Express(SM) and a platform for upload and download of information called P.A.R.I.S. Connect(SM). Our agents utilize these interfaces to quote and issue both new business and endorsement business transactions. P.A.R.I.S.(SM) is the cornerstone in our strategy of focusing on superior agent service. The success of our strategic plan depends in part on our ability to provide our agents with the technological advantages of P.A.R.I.S.(SM). If P.A.R.I.S.(SM) does not continue to work as expected, or if it fails to satisfy agents' needs, we may lose agents to insurers with preferred technologies. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation for information on rollout dates.

o OUR BUSINESS DEPENDS ON THE UNINTERRUPTED OPERATION OF ITS FACILITIES, SYSTEMS AND BUSINESS FUNCTIONS, INCLUDING ITS INFORMATION TECHNOLOGY AND OTHER BUSINESS SYSTEMS

Our business is highly dependent upon its employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as information system support and maintaining disaster recovery procedures, processing new and renewal policies, and processing and paying claims. Our inability to access one or more of our systems, a power outage, or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption and systems failure could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our operating results and financial condition.

o ALTHOUGH WE HAVE BEGUN TO PAY CASH DIVIDENDS, WE MAY NOT CONTINUE OR BE ABLE TO PAY CASH DIVIDENDS IN THE FUTURE

We have reinstated a cash dividend to our shareholders during 2005 after four years of not paying a dividend. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our insurance subsidiaries to pay dividends to the Corporation. There can also be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

o A DOWNGRADE BY A RATING AGENCY MAY ADVERSELY IMPACT OUR ABILITY TO OBTAIN FINANCING AND RETAIN AGENTS. FURTHER, BECAUSE WE ARE A "SPLIT-RATED" BORROWER, IT MAY RESULT IN A HIGHER COST OF BORROWING AS COMPARED TO BORROWERS WITH ONLY INVESTMENT GRADE CREDIT RATINGS

Debt and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Each rating agency reviews its ratings periodically. A downgrade in the financial strength rating of our insurance subsidiaries by a recognized rating agency could result in a loss of business if agents or policyholders move to other companies with higher financial strength ratings. This loss of business could have a material adverse effect on the results of operations and financial condition of the insurance subsidiaries and the ability of the insurance subsidiaries to pay dividends. Generally, credit ratings affect the cost and availability of debt financing. Often, borrowers with investment grade credit ratings can borrow at lower rates than those available to similarly situated companies with ratings that are below investment grade, and the availability of certain debt products may be greater for borrowers with investment grade credit ratings. The Corporation and the insurance subsidiaries are currently rated by A.M Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P).

A.M. Best's ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation), and include 10 separate rating categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent). Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. The A.M. Best rating for our insurance subsidiaries moved from "A+" to "A" in 2000 and from "A" to "A-" in 2001. In June 2004, A.M. Best affirmed our rating of "A-" and assigned a stable outlook on the rating.

ITEM 1A. CONTINUED

Fitch's ratings for insurance companies range from "AAA" to "D," and include 12 different rating categories. Fitch may apply either a plus (+) or a minus (-) sign in each generic rating classification from "AA" to "CCC." The plus (+) sign indicates that the obligation ranks in the higher end of its generic rating category; the minus (-) sign indicates a ranking in the lower end of that generic rating category. Publications of Fitch indicate that "A" ratings are assigned to those companies that have demonstrated strong financial security. On January 21, 2004, Fitch assigned a financial strength rating of "A-" to the Group and also affirmed its "BBB-" senior debt and long term issuer ratings. In June 2004, Fitch affirmed its financial strength rating of "A-" to the Group and also affirmed its "BBB-" senior debt and long term issuer ratings when assigning a rating to our 7.30% Senior Notes due 2014. In September 2005, Fitch affirmed its financial strength rating of "A-" and re-affirmed its "BBB-" senior debt and long term issuer ratings. The rating outlook was upgraded to positive. In February 2006 the Corporation's long term issuer rating of "BBB-" was withdrawn. Fitch assigned the Corporation an issuer default rating of "BBB" with a positive outlook and maintained the senior debt rating at "BBB-.

Moody's ratings for insurance companies range from "Aaa" to "C," and include 9 different ratings categories. Moody's applies numerical modifiers 1, 2, and 3 in each generic rating classification from "Aa" through "Caa." The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Publications of Moody's indicate that "A" ratings are assigned to those companies that have demonstrated good financial security. In 2001, Moody's affirmed its "A2" rating of our insurance subsidiaries and issued a stable outlook. In November 2002, Moody's downgraded our insurance subsidiaries' "A2" rating to "A3" and issued a stable outlook. In June 2003, Moody's affirmed the "A3" rating and issued a stable outlook. In June 2004, Moody's assigned a Baa3 rating to our 7.30% Senior Notes due 2014. The financial strength rating and outlook were unaffected. In March 2005, Moody's affirmed the A3 and Baa3 ratings with a stable outlook.

S&P's ratings for insurance companies currently range from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision), and include 10 different ratings categories. S&P's may apply either a plus (+) or minus (-) sign in each generic rating classification from "AA" to "CCC." The plus (+) sign indicates that the obligation ranks in the higher end of its generic rating category; the minus (-) sign indicates a ranking in the lower end of that generic rating category. Publications of S&P's indicate that an insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. The S&P's rating for our insurance subsidiaries moved from "A+" to "BBB+" in 2000 and from "BBB+" to "BBB" in 2001. In October 2002, S&P's revised its outlook to negative from stable. In the first quarter of 2004 S&P's changed its outlook from negative to stable and affirmed the ratings of our insurance subsidiaries. In December 2004, S&P's revised its outlook to positive from stable, and affirmed its "BBB" financial strength rating on the Group's intercompany pool. In August 2005, the S&P's rating for our insurance subsidiaries moved from "BBB" to "BBB+" and the rating for our senior debt moved from "BB" to "BB+" while the outlook was changed to stable. In February 2006, S&P announced it had revised its outlook from stable to positive.

The above ratings do not include OCNJ, which is unrated. We cannot guarantee that future downgrades, if any, will not have a material adverse effect upon our business in the future.

o FLUCTUATIONS IN THE VALUE OF OUR INVESTMENT PORTFOLIO COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS

Our investment portfolio includes equity investments, both common and preferred, that are more volatile than fixed income investments. The market value of our equity portfolio was approximately 9.0% (7.9% common, 1.1% preferred) and 8.9% (8.7% common, 0.2% preferred) of total invested assets, excluding cash and cash equivalents, at December 31, 2005 and 2004, respectively. The portfolio was diversified across 60 separate entities in all ten major S&P industry sectors at December 31, 2005. As of December 31, in 2005 and 2004, 24.2% and 31.2%,
respectively, of our equity portfolio was invested in five companies and the largest single position was 5.4% and 7.3%, respectively, of the equity portfolio. Our cost basis in some of our stock holdings is very low, creating a significant unrealized gain in the portfolio, which could lead to a significant cash outflow for income taxes upon disposition. Equity securities are marked to fair value on the balance sheet. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The effects of future stock market volatility are managed by maintaining an appropriate ratio of equity securities to shareholders' equity and statutory surplus.

ITEM 1A. CONTINUED

Our investment portfolio also includes investments in corporate and municipal bonds, mortgage-backed securities and other fixed income securities. The fair market value of these assets generally increases or decreases in an inverse relationship with fluctuations in interest rates. The interest income realized from future investments in fixed income securities will increase or decrease directly with fluctuations in interest rates. At December 31, 2005 and 2004, approximately 17.0% and 16.7%, respectively, of our total investment portfolio was invested in mortgage-backed securities. These investments carry the risk that cash flows from the underlying mortgages will be received faster or slower than originally anticipated. Faster repayment creates a risk that we will have to reinvest the repaid funds at a lower interest rate than the original investment. Slower repayments, which typically occur when interest rates rise, could decrease the value of the investment as the receipt of anticipated cash flows is delayed.

At both December 31, 2005 and 2004, approximately 2.0% of our available-for-sale fixed income portfolio was invested in below investment grade securities. The risk of default by borrowers which issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, these securities are generally unsecured.

We also have exposure to losses resulting from potential volatility in interest rates. For additional information on investment results and market risk, see
Item 7, Investment Results on pages 30-33 and Item 7A, Quantitative and Qualitative Disclosures about Market Risk sections of the Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 58 and 59 of this Annual Report on Form 10-K.

o     WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO MAINTAIN PROFITABILITY IN THE
      FUTURE

Our failure to maintain profitability in the future may adversely affect our ability to meet our financial obligations. Although we reported net income of $212.7 million or $3.19 per share in 2005, $128.4 million or $1.89 per share in 2004 and $75.8 million or $1.18 per share in 2003, we cannot guarantee that we will be able to maintain profitability in the future.

o WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE OR MAY ONLY BE AVAILABLE ON UNFAVORABLE TERMS

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

o OUR SHAREHOLDER RIGHTS PLAN MAY HAVE ANTI-TAKEOVER EFFECTS WHICH WILL MAKE AN ACQUISITION OF THE CORPORATION BY ANOTHER COMPANY MORE DIFFICULT

We have adopted a shareholders' rights plan. Under the shareholders' rights plan, each outstanding common share has associated with it one-half of one common share purchase right. The rights become exercisable only if a person or group, without the prior approval of our directors, acquires 20% or more of our outstanding common shares or commences or publicly announces that it intends to commence a tender or exchange offer which, if completed, would result in a person or group owning 20% or more of our outstanding common shares. Under certain circumstances after the rights become exercisable, each right would entitle the holder (other than the 20% shareholder) to purchase common shares of the Corporation having a value of twice the then exercise price of the rights. We may redeem the rights. The rights are intended to discourage a significant share acquisition, merger or tender offer involving our common shares which has not been approved in advance by our directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in its best interest.

ITEM 1A. CONTINUED

o THE ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES, MANAGERS AND EXECUTIVES IS CRITICAL TO OUR SUCCESS

Our ability to remain a competitive force in the marketplace depends, in part, on our ability to hire and train talented new employees to handle work associated with the increase in new inquiries, applications, policies and customers, to respond to the increase in claims that may also result and to build sustainable business relationships with our agents. In addition, our ability to maintain appropriate staffing levels is affected by the rate of turnover of existing, more experienced employees. Our failure to meet these employment goals could result in our having to slow down growth in the business units or markets that are affected.

Our success also depends on our ability to attract and retain talented executives and other key managers. Our loss of certain key officers and employees or our failure to attract talented new executives and managers could have a material adverse effect on our business. We further believe that our success depends upon our ability to maintain and improve our staffing models and employee culture that have been developed over the years. Our ability to do so may be impaired as a result of litigation that may be brought against us, new legislation at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of our employees could be adversely affected, which could lead to a decrease in our operating performance and margins.

o WE ARE PARTY TO LITIGATION, WHICH, IF DECIDED ADVERSELY TO US, COULD AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION

We are named as a defendant in various legal actions arising out of claims made in connection with our insurance policies, other contracts we have entered into, employment related issues, and other matters including those referenced in Part I, Item 3, Legal Proceedings of this Annual Report on Form 10-K. Other legal and regulatory proceedings are also currently pending that involve us and specific aspects of the conduct of our business.

Like other members of the property and casualty insurance industry, we are occasionally the target of a class action proceeding or other type of litigation which may involve claims for substantial or indeterminable amounts. These actions are based on a variety of issues such as insurance billing practices, premium calculations, and claim settlement practices. These proceedings are defended vigorously. However, all litigation is unpredictable and the ultimate outcome is uncertain.

o NEW OR CHANGES IN EXISTING ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB), SEC OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS AND COULD ENTAIL SIGNIFICANT EXPENDITURES. ADDITIONALLY, CHANGES IN OUR ESTIMATES AND ASSUMPTIONS MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS.

Our financial statements are subject to the application of Generally Accepted Accounting Principles, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operation and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 19, Recently Issued Accounting Standards, in the Notes to the Consolidated Financial Statements on page 84 of this Annual Report on Form 10-K. For a description of current Critical Accounting Policies, see that section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation on pages 41-52 of this Annual Report on Form 10-K. Additionally, for a summary of Significant Accounting Policies of the Consolidated Corporation, see Item 15,
Note 1 of the Notes to Consolidated Financial Statements on pages 67-69 of the Annual Report on Form 10-K. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, and the NASDAQ, have required, and will require, changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. Initial compliance with Section 404 of the Sarbanes-Oxley Act was required for the year ended December 31, 2004. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, it may have a material adverse effect on us.

ITEM 1A. CONTINUED

The preparation of our financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and adversely effect our financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio. These office buildings service all of the Corporation's segments. The Fairfield, Ohio office building is subject to a mortgage with an outstanding balance of $2.7 million as of December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

A proceeding entitled Carol Murray v. the Corporation, the Company, Avomark, Ohio Security, West American, American Fire and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff also filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint sought overtime compensation for the plaintiff and the class of persons plaintiff sought to represent. The U.S. District Court dismissed the complaint against Avomark, Ohio Security, West American, American Fire, and OCNJ on September 27, 2005. The U.S. District Court also granted the motion for summary judgment of the Corporation and the Company on September 27, 2005. The proceeding was ordered closed with judgment in favor of the defendants. The decision has been appealed by plaintiff to the U.S. Sixth Circuit Court of Appeals.

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

ITEM 3. CONTINUED

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted during the fourth quarter of the Corporation's 2005 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common shares, par value $0.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. The following table shows the high and low sales prices for the Corporation's common shares for each quarterly period within the Corporation's last two most recent fiscal years:

                         High/Low Market Price Per Share
                                  (in dollars)

Quarter          1st        2nd        3rd         4th
                -----      -----      -----       -----
2005 High       24.59      24.99      27.79       30.00
     Low        22.49      22.59      24.06       24.64

2004 High       20.25      20.93      20.95       23.53
     Low        17.00      17.80      18.47       19.30

On February 28, 2006, the Corporation's common shares were held by 4,475 shareholders of record.

The Corporation's Board of Directors reinstated the Corporation's quarterly dividend in June 2005. The following table shows the cash dividends paid by the Corporation to the holders of its common shares for the current fiscal year. The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend upon future earnings, capital requirements and financial conditions. For additional discussion regarding restrictions on the payment of dividends by the Corporation, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation on page 53 of this Annual Report on Form 10-K.

                       Quarterly Cash Dividends Per Share

Quarter             1st               2nd               3rd              4th
                   -----             -----             -----            -----
2005               $   -             $0.06             $0.06            $0.06

On February 16, 2006 the Corporation declared a $0.03 per share increase in the regular quarterly dividend to $0.09 per share, payable March 10, 2006, to shareholders of record on March 1, 2006.

Information related to the Consolidated Corporation's equity compensation plans is incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2006 under the heading "Equity Compensation Plans."

On August 18, 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. The table below summarizes the status of this program during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 5. CONTINUED

                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------
                                                      (c) Total        (d) Maximum
                                                       Number           Number of
                                                      of Shares        Shares that
                                                    Purchased as       May Yet Be
                       (a) Total                   Part of Publicly     Purchased
                       Number of    (b) Average       Announced         Under the
                        Shares      Price Paid        Plans or          Plans or
Period                 Purchased     per Share        Programs          Programs
-------------------    ---------    -----------    ----------------    -----------
October 1-31, 2005      769,683       $25.96            769,683         2,660,202
November 1-30, 2005     133,431        27.62            133,431         2,526,771
December 1-31, 2005      42,876        28.26             42,876         2,483,895
                        -------                         -------
Total                   945,990       $26.30            945,990         2,483,895
                        =======                         =======

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS

(ALL AMOUNTS ARE IN ACCORDANCE WITH GAAP UNLESS
OTHERWISE NOTED; NUMBER OF WEIGHTED AVERAGE SHARES
AND DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                 2005         2004           2003          2002          2001
                                             ----------    ----------     ----------    ----------     ----------
CONSOLIDATED OPERATIONS

Premiums and finance charges earned          $  1,453.6    $  1,446.6     $  1,424.4    $  1,450.4     $  1,506.3
Investment income, less expenses                  201.4         201.2          208.7         207.1          212.4
Investment gains realized, net                     47.4          23.0           35.9          45.2          182.9
                                             ----------    ----------     ----------    ----------     ----------
Total revenues                                  1,702.4       1,670.8        1,669.0       1,702.7        1,901.6
Total expenses                                  1,421.7       1,484.3        1,561.4       1,709.4        1,775.2
Income (loss) before cumulative effect
  of an accounting change                         212.7         130.0           75.8          (0.9)          98.6
                                             ----------    ----------     ----------    ----------     ----------
Cumulative effect of accounting change                -          (1.6)             -             -              -
                                             ----------    ----------     ----------    ----------     ----------
NET INCOME (LOSS)                            $    212.7    $    128.4     $     75.8    $     (0.9)    $     98.6
                                             ==========    ==========     ==========    ==========     ==========

INCOME (LOSS) AFTER TAXES PER AVERAGE
  SHARE OUTSTANDING - DILUTED*
  Income (loss) before cumulative effect
    of an accounting change                  $     3.19    $     1.91     $     1.18    $    (0.01)    $     1.64
  Cumulative effect of accounting change              -         (0.02)             -             -              -
                                             ----------    ----------     ----------    ----------     ----------
NET INCOME (LOSS)                            $     3.19    $     1.89     $     1.18    $    (0.01)    $     1.64
                                             ==========    ==========     ==========    ==========     ==========

Average shares outstanding - diluted*              67.2          71.5           70.2          60.5           60.2

Total assets                                 $  5,763.1    $  5,715.0     $  5,168.9    $  4,779.0     $  4,524.6
Total debt                                        200.4         383.3          198.0         198.3          210.2
Shareholders' equity                            1,426.4       1,294.9        1,145.8       1,058.7        1,080.0
Book value per share                              22.54         20.82          18.80         17.43          17.97
Dividends per share                                0.18             -              -             -              -

PROPERTY AND CASUALTY OPERATIONS

Net premiums written(1)                      $  1,449.4    $  1,453.9     $  1,441.6    $  1,448.6     $  1,472.2
Net premiums earned                             1,453.6       1,446.6        1,424.4       1,450.4        1,506.3

Loss ratio(2)                                      51.7%         53.7%          59.8%         62.2%          66.5%
Loss adjustment expense ratio(3)                   10.7%         11.0%          12.3%         15.7%          13.4%
Underwriting expense ratio(4)                      31.8%         34.9%          35.3%         33.7%          35.5%
Combined ratio(5)                                  94.2%         99.6%         107.4%        111.6%         115.4%

Property and casualty reserves
  Unearned premiums                          $    679.6    $    715.5     $    703.0    $    668.7     $    666.8
  Losses                                        2,435.0       2,269.6        2,163.7       1,978.8        1,746.8
  Loss adjustment expenses                        511.8         486.8          464.1         454.9          403.9

Statutory policyholders' surplus(6)          $  1,004.5    $    972.0     $    867.6    $    725.7     $    767.5

---------------
(1) Net premiums written are premiums for all policies sold during a specific accounting period less premiums returned.

(2) Loss ratio measures net losses incurred as a percentage of net premiums earned.

(3) Loss adjustment expense ratio measures loss adjustment expenses as a percentage of net premiums earned.

(4) Underwriting expense ratio measures underwriting expenses as a percentage of net premiums earned.

(5) Combined ratio measures the percentage of premium dollars used to pay insurance losses, loss adjustment expenses and underwriting expenses.

(6) Statutory policyholders' surplus is equal to an insurance company's admitted assets minus liabilities.

* Adjusted for effect of EITF Issue No. 04-8 in 2005, 2004, 2003 and 2002, see Footnote 9, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group (the Group), collectively the Consolidated Corporation. All dollar amounts in this Management's Discussion and Analysis (MD&A) are in millions unless otherwise noted.

The following discussion of financial condition and results of operation highlights significant factors influencing the results and financial position of the Consolidated Corporation. This discussion should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of the results of operations and financial position.

EXECUTIVE-LEVEL OVERVIEW

The Consolidated Corporation earns revenue by providing businesses and consumers with competitive insurance products with high quality service and by income on funds invested. In 2005, the Consolidated Corporation continued to see improvement in financial performance as net income increased 66% to $212.7 in 2005 from $128.4 in 2004. Our capital structure continued to improve during the year as a result of the Corporation's elimination of the convertible notes through repurchase, redemption or conversion, with minimal dilution to earnings per share. During 2005, the Board of Directors reinstated the quarterly shareholder dividend and approved a share repurchase program of up to four million shares of the Corporation's common stock. As of December 31, 2005, we have repurchased 1,516,105 shares at an average price of $26.04 per share. In addition, the combined ratio was the best in decades.

From a profitability perspective, the 2005 All Lines GAAP combined ratio improved to 94.2% compared to 99.6% in 2004 as all component ratios saw improvements over last year resulting from our improved risk profile and disciplined underwriting. The Group experienced favorable prior year reserve development in 2005 and 2004. Catastrophe losses decreased in 2005 over prior year despite the significant hurricanes that devastated the gulf coast. From a premium perspective, both gross and net premiums declined from prior year as a result of declines in new business premium production due to increased price competition in the market while renewal rates increased only slightly over 2004. The Group has begun several initiatives to reverse the trend in the decline in premiums including leveraging the advantage of our P.A.R.I.S.(sm) technology, restructuring our marketing approach, and investing in new product opportunities.

In September 2003, the Consolidated Corporation announced its Corporate Strategic Plan for the 2004-2006 time frame. The plan brings together five broad objectives to help achieve the Consolidated Corporation's Vision to be a leading super regional Property and Casualty carrier providing a broad range of products/services through independent agents and brokers. The broad objectives include abilities to generate above market growth, produce competitive loss ratios, create a competitive expense structure, achieve a competitive return on equity and improve credit ratings and financial flexibility. Competitive advantages include strong agency relationships, especially with key agents, and technology platforms that provide operating flexibility. Technology is being leveraged to make it easier for agents to do business with the Group and to increase pricing and underwriting sophistication. The Consolidated Corporation continues to execute against this plan and the results in 2005 and 2004 are an indication that the plan and its execution are working.

The key financial indicators management utilizes consist of GAAP combined ratios and component ratios on both a calendar year and accident year basis, gross and net written premium growth, impact of prior year reserve development, impact of catastrophes, renewal price increases and investment income growth.

RESULTS OF OPERATIONS

NET INCOME

The Consolidated Corporation reported net income of $212.7, or $3.19 per share, for 2005, compared with $128.4, or $1.89 per share, for the year 2004, and $75.8, or $1.18 per share, in 2003, which included after-tax realized investment gains of $41.6, ($0.62 per share), $14.9, ($0.20 per share) and $23.3, ($0.34 per share) for 2005, 2004 and 2003, respectively.

ITEM 7. CONTINUED

                                                                   December 31
                                                        2005          2004          2003
                                                    -----------   -----------    -----------
Net income                                          $     212.7   $     128.4    $      75.8
After-tax net realized gains                               41.6          14.9           23.3
Cumulative effect of accounting change                        -          (1.6)             -

Net income per share - diluted                      $      3.19   $      1.89    $      1.18
After-tax net realized gains per share - diluted           0.62          0.20           0.34
Cumulative effect of accounting change
   per share - diluted                                        -         (0.02)             -
Weighted average shares outstanding - diluted        67,194,425    71,508,519     70,224,196

The Consolidated Corporation adopted the Emerging Issues Task Force ("EITF") Consensus 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" in December 2004. See Item 15, Note 9 - Earnings Per Share in the Notes to the Consolidated Financial Statements on page 80 of the Annual Report on Form 10-K.

Financial results continued to show improvements during 2005 resulting from improvements in both loss and LAE ratios as a result of favorable claim frequency, adequate pricing, favorable prior year reserve development and lower catastrophe losses. Catastrophe losses decreased $17.7 in 2005, even though the industry experienced its worst ever year for natural catastrophes. Underwriting expenses decreased during the year as expense savings resulting from the Cost Structure Efficiency (CSE) initiative are becoming realized. The year also benefited from a favorable Internal Revenue Service (IRS) settlement adjustment and an accrual reversal for the exit of the New Jersey private passenger auto business. Offsetting some of the favorable items mentioned above was $9.0 related to loss on retirement of the convertible debt incurred in connection with the call/redemption of the Convertible Notes. For additional information on these transactions, see Item 15, Note 3 - Income Taxes on page 72, Note 7 - Other Contingencies and Commitments on pages 77-79 and Note 15 - Debt in the Notes to the Consolidated Financial Statements, on pages 82 and 83 of this Annual Report on Form 10-K.

The improved financial results for 2004 compared to 2003 were driven by significantly improved loss experience, including lower LAE, a result of cost reduction programs that have been implemented. The improved loss and LAE ratios are the result of disciplined underwriting and improved pricing methodologies, reduced claim frequency, a decline in large losses (losses greater than $250,000 per loss) and favorable prior years reserve development. During 2004, underwriting and LAE were impacted by increased severance and other related costs, primarily associated with the CSE initiative and expenses related to the Proformance transaction. As previously discussed, in 2001, OCNJ entered into a transaction which effectively exited the Group from the New Jersey private passenger auto market. For additional information regarding this transaction, see Item 15, Note 7 - Other Contingencies and Commitments in the Notes to the Consolidated Financial Statements on pages 77-79 of this Annual Report on Form 10-K.

INVESTMENT RESULTS

Consolidated before-tax net investment income for the three years ended December 31, 2005, 2004 and 2003 was $201.4 ($146.8 after tax), $201.2 ($137.0 after tax)
and $208.7 ($138.4 after tax), respectively. The effective tax rate on investment income for the three years ended December 31, 2005, 2004 and 2003 was 27.1%, 31.9% and 33.7%, respectively.

Before-tax investment income for 2005 was slightly higher than the same period of 2004 as the impact of growth in the investment portfolio resulting from positive operating cash flows was partially offset by lower before tax investment yields on new investments and the Consolidated Corporation's increased tax-exempt security portfolio. Investments in tax exempt securities increased from $100.0 at December 31, 2003 to approximately $1.3 billion at December 31, 2005. Additionally, before tax investment income was favorably impacted in 2005 by $2.5 of interest income received from the IRS as a result of a favorable tax settlement. This favorable impact was somewhat offset by a reduction in investment income as a result of the reduction in cash equivalent holdings which were used during 2005 to fund the call/redemption of the Corporation's 5.0% Convertible Notes. As a result of the strategy to invest more heavily into tax-exempt securities, the effective tax rate on investment income was reduced to 27.1% thereby generating an increase in after-tax investment income.

In addition to the change in investment strategy and the increase in invested assets described above, which were also applicable to 2004, the $7.5 decrease in 2004 consolidated before-tax net investment income compared to 2003 is a result of increased investment expenses due to outside management fees, the allocation

ITEM 7. CONTINUED

of interest income pertaining to investments held in a reinsurance treaty fund and significantly lower reinvestment rates than on maturing securities, offset by a favorable amortization adjustment in 2004 on certain fixed income securities.

Consolidated before-tax realized net investment gains amounted to $47.4, $23.0 and $35.9 for the years ended 2005, 2004 and 2003, respectively. Included in the 2005 consolidated before-tax realized net investment gains was $40.9 of net gains in the sale of common stocks which were the result of a portfolio reallocation strategy implemented by the Consolidated Corporation whereby equity holdings in certain common stocks that had appreciated in value over time and had become a significant percentage of the Consolidated Corporation's common stock portfolio were reduced. In all periods presented there were no material losses on the disposal of any specific security or in any specific sector.

In the first quarter of 2003, management transferred a portion of its fixed income securities from the available-for-sale classification into the held-to-maturity classification. This transfer was made as the Consolidated Corporation has both the ability to hold the securities to maturity and the positive intent to do so. At December 31, 2005 and 2004 the amortized cost of the held-to-maturity portfolio was $264.4 and $301.4, respectively.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. See further discussion of important investment accounting policies in the "Critical Accounting Policies" section of this MD&A and in Item 15, Notes to Consolidated Financial Statements, Note 1C, Investments, on page 67 of this Annual Report on Form 10-K.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired.

Future impairment charges could be material to the results of operations. The amount of the before-tax other-than-temporary impairment charge recorded was $2.4, $8.7 and $10.5 for the years ended 2005, 2004 and 2003, respectively. This impairment charge represents less than 0.5% of the market value of the investment portfolio at December 31, 2005, 2004 and 2003, respectively. The 2005 impairment charges relate to companies in various industries. Included in both the 2004 and 2003 impairment charges were $5.1 and $5.9, respectively, related to fixed income securities issued by companies in the airline industry.

The following tables summarize for all available-for-sale and held-to-maturity securities, the total gross unrealized losses, excluding securities with gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of December 31, 2005 and December 31, 2004:

2005

Available-for-sale securities with unrealized losses:

                                        Less than 12 months          12 months or longer                 Total
                                      -----------------------      -----------------------      -----------------------
                                                   Unrealized                   Unrealized                   Unrealized
                                      Fair Value     Losses        Fair Value     Losses        Fair Value     Losses
                                      ----------   ----------      ----------   ----------      ----------   ----------
Securities:
   U.S. government                    $    16.3      $  (0.2)      $     -       $      -       $    16.3      $  (0.2)
   States, municipalities and
political subdivisions                    427.7         (3.2)         13.9           (0.3)          441.6         (3.5)
   Corporate securities                   278.1         (5.3)         17.2           (0.5)          295.3         (5.8)
   Mortgage-backed
     securities:
       Government                          28.5         (0.4)            -              -            28.5         (0.4)
       Other                              274.0         (3.3)         13.1           (0.5)          287.1         (3.8)
                                      ---------      -------       -------       --------       ---------      -------
Total fixed income securities           1,024.6        (12.4)         44.2           (1.3)        1,068.8        (13.7)
                                      ---------      -------       -------       --------       ---------      -------
Equity securities                          27.4         (0.9)          1.8           (0.5)           29.2         (1.4)
                                      ---------      -------       -------       --------       ---------      -------

Total temporarily impaired
securities                            $ 1,052.0      $ (13.3)      $  46.0       $   (1.8)      $ 1,098.0      $ (15.1)
                                      =========      =======       =======       ========       =========      =======

ITEM 7. CONTINUED

Held-to-maturity securities with unrealized losses:

                                        Less than 12 months          12 months or longer                 Total
                                      -----------------------      -----------------------      -----------------------
                                                   Unrealized                   Unrealized                   Unrealized
                                      Fair Value     Losses        Fair Value     Losses        Fair Value     Losses
                                      ----------   ----------      ----------   ----------      ----------   ----------
Securities:
   Corporate securities               $ 66.9           $(1.9)      $56.6            $(2.1)      $123.5           $(4.0)
   Mortgage-backed
     securities:
       Other                            66.6            (1.2)       19.0             (0.7)        85.6            (1.9)
                                      ------           -----       -----            -----       ------           -----

Total temporarily impaired
securities                            $133.5           $(3.1)      $75.6            $(2.8)      $209.1           $(5.9)
                                      ======           =====       =====            =====       ======           =====

2004

Available-for-sale securities with unrealized losses:

                                        Less than 12 months          12 months or longer                 Total
                                      -----------------------      -----------------------      -----------------------
                                                   Unrealized                   Unrealized                   Unrealized
                                      Fair Value     Losses        Fair Value     Losses        Fair Value     Losses
                                      ----------   ----------      ----------   ----------      ----------   ----------
Securities:
   States, municipalities and
     political subdivisions           $187.8           $(0.7)      $     -         $    -       $187.8           $(0.7)
   Corporate securities                 97.7            (1.1)          9.8           (0.3)       107.5            (1.4)
   Mortgage-backed
     securities:
       Other                            88.4            (1.2)         16.5           (0.3)       104.9            (1.5)
                                      ------           -----       -------         ------       ------           -----
Total fixed income securities          373.9            (3.0)         26.3           (0.6)       400.2            (3.6)
Equity securities                        9.6            (0.7)            -              -          9.6            (0.7)
Cash and cash equivalents              177.4            (0.8)            -              -        177.4            (0.8)
                                      ------           -----       -------         ------       ------           -----

Total temporarily impaired
securities                            $560.9           $(4.5)        $26.3          $(0.6)      $587.2           $(5.1)
                                      ======           =====       =======         ======       ======           =====

Held-to-maturity securities with unrealized losses:

                                        Less than 12 months          12 months or longer                 Total
                                      -----------------------      -----------------------      -----------------------
                                                   Unrealized                   Unrealized                   Unrealized
                                      Fair Value     Losses        Fair Value     Losses        Fair Value     Losses
                                      ----------   ----------      ----------   ----------      ----------   ----------
Securities:
   Corporate securities               $  85.8          $(1.0)      $  -             $   -       $  85.8          $(1.0)
   Mortgage-backed
     securities:
       Other                             66.8           (0.7)       9.9              (0.1)         76.7           (0.8)
                                      -------          -----       ----             -----       -------          -----

Total temporarily impaired
securities                            $ 152.6          $(1.7)      $9.9             $(0.1)      $ 162.5          $(1.8)
                                      =======          =====       ====             =====       =======          =====

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the positive intent and ability to hold the securities until they mature or recover in value.

As part of its evaluation of the aggregate $21.0 unrealized loss on securities in the investment portfolio at December 31, 2005, management performed a more intensive review of securities with a higher unrealized loss percentage when compared with their cost or amortized cost. Based on this review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2005. In the table above, there are approximately 420 securities represented. Of this total, 11 securities have unrealized loss positions greater than 5% of their market values at December 31, 2005, with none

ITEM 7. CONTINUED

exceeding 20%. This group represents $2.1, or 10% of the total unrealized loss position. Of this group, six securities representing approximately $1.1 in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining five securities in an unrealized loss position for longer than twelve months totaling $1.0, management believes they will recover the cost basis of these securities, and has both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors such as an issuer's degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to the then fair value with the realized loss recognized in the consolidated statements of income.

The amortized cost and estimated fair value of fixed income securities classified as available-for-sale and held-to-maturity with an unrealized loss position at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2005

                                               Amortized          Estimated          Unrealized
Available-for-sale:                               Cost            Fair Value            Loss
--------------------------------------         ---------          ----------         ----------
Due after one year through five years          $   152.7          $   150.1            $  (2.6)
Due after five years through ten years             312.7              308.9               (3.9)
Due after ten years                                294.0              291.1               (2.9)
Mortgage-backed securities                         323.0              318.7               (4.3)
                                               ---------          ---------          ---------
   Total                                       $ 1,082.4          $ 1,068.8          $   (13.7)
                                               =========          =========          =========


                                               Amortized          Estimated          Unrealized
Held-to-maturity:                                 Cost            Fair Value            Loss
--------------------------------------         ---------          ----------         ----------
Due after one year through five years          $    25.9          $     25.1          $    (0.8)
Due after five years through ten years              98.4                95.3               (3.1)
Due after ten years                                  3.2                 3.1               (0.1)
Mortgage-backed securities                          87.5                85.6               (1.9)
                                               ---------          ----------          ---------
   Total                                       $   215.0          $    209.1          $    (5.9)
                                               =========          ==========          =========

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 55-57 of this MD&A.

AGENT RELATIONSHIPS ASSET

The Consolidated Corporation maintains an identifiable intangible asset referred to as "Agent Relationships." See the "Critical Accounting Policies" section of this MD&A on page 42 and Note 1I - Summary of Significant Accounting Policies - Agent Relationships on page 68 and Note 13 - Agent Relationships in the Notes to the Consolidated Financial Statements on page 82 of this Annual Report on Form 10-K for additional information. In 2005, the before-tax amortization and impairment costs related to this asset were $12.3 compared with $20.6 in 2004 and $18.7 in 2003. At December 31, 2005, the largest individual agent asset carrying value was $5.3, which represents the maximum future impairment charge for an individual agent, compared to $5.6 at December 31, 2004. Based upon historical performance of this agent, it is unlikely the agent will become impaired or cancelled in the near term. For the approximately 230 individual agents remaining that represent the total agent relationships intangible asset, the average asset carrying value as of December 31, 2005, was $0.5 which compares to approximately 250 agents with an average asset carrying value of $0.5 at December 31, 2004.

INTERNALLY DEVELOPED SOFTWARE

P.A.R.I.S.(sm), an internally developed software application for policy administration, rating and issuance, was introduced into production in 2002. The Group capitalizes costs incurred during the application development stage, primarily relating to payroll and payroll-related costs for employees, along with costs incurred for external consultants who are directly associated with the internal-use software project. The Group ceases capitalization when the development effort is substantially complete and rollout begins. Rollout begins when the application has been placed into service for one or more states for an individual major product line and ends when the application is placed into service for the final state. The rollout period can exceed one year for an individual

ITEM 7. CONTINUED

major product line. The Group began capitalizing application development costs associated with the Personal Lines segment during 2003, which is expected to begin rollout in 2006. In December 2004, the Group began rollout for the Specialty Lines segment. The Specialty Lines segment rollout is expected to continue throughout the first half of 2007. During 2002, the Group substantially completed the rollout for the Commercial Lines operating segment. The cost associated with this application is amortized on a straight-line basis over the estimated useful life of ten years from the date placed into service with before-tax amortization expense of $3.4, $3.1 and $2.6 for 2005, 2004 and 2003, respectively being reflected in the consolidated statements of income for these respective periods. Capitalized internally developed software costs (including P.A.R.I.S.(sm) and other internally developed software) and accumulated amortization at December 31, 2005 and 2004 are summarized in the table below:

                                     2005           2004
                                     -----          -----
Cost                                 $58.5          $55.2
Accumulated amortization              15.9           11.4
                                     -----          -----
Carrying value                       $42.6          $43.8
                                     =====          =====

For additional information relative to the internally developed software, see
Note 1H - Summary of Significant Accounting Policies - Internally Developed Software in the Notes to the Consolidated Financial Statements on page 68 of this Annual Report on Form 10-K.

ALL LINES DISCUSSION

OPERATING RESULTS

Insurance industry regulators require the Group to report its financial condition and results of operations, among other things, using statutory accounting principles. Management uses industry standard financial measures determined on a statutory basis, as well as those determined on a GAAP basis to analyze the Group's property and casualty operations. These insurance industry financial measures include loss and LAE ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a GAAP basis, unless otherwise indicated, and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15, Note 14, Statutory Accounting Information, in the Notes to Consolidated Financial Statements, on page 82 of this Annual Report on Form 10-K.

Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. Statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, is discussed in the "Statutory Surplus" section of the "Liquidity and Capital Resources" section on pages 54 and 55 of this MD&A.

PREMIUM REVENUE

Gross premiums written differs from net premiums written by the amount of premiums ceded to reinsurers. Management analyzes premium revenues primarily by premiums written in the current period, which is a better indicator of current production levels. Net premiums written are recognized into revenue on a monthly pro rata basis over the coverage term of the policy which is reflected in the consolidated income statements as earned premium.

The table below summarizes property and casualty premiums on a gross and net basis for the year ended December 31, 2005 compared with the same period of 2004 and 2003, respectively:

ITEM 7. CONTINUED

                                                                             % Chg              % Chg
                                            December 31,                      2005              2004
                                2005            2004          2003          vs. 2004          vs. 2003
                              --------      ------------    --------        --------          --------
GROSS PREMIUMS WRITTEN
Commercial Lines              $  841.0       $  856.2        $  824.4         (1.8)%             3.8%
Specialty Lines                  210.8          251.5           271.9        (16.2)%           (7.5)%
Personal Lines                   478.2          496.7           494.1         (3.7)%             0.5%
                              --------       --------        --------
All Lines                     $1,530.0       $1,604.4        $1,590.4         (4.6)%             0.9%
                              ========       ========        ========

                                                                              % Chg             % Chg
                                            December 31,                      2005              2004
                                2005            2004           2003         vs. 2004          vs. 2003
                              --------     -------------     --------       --------          --------
NET PREMIUMS WRITTEN
Commercial Lines              $  823.5       $  828.2        $  792.6         (0.6)%             4.5%
Specialty Lines                  150.4          135.5           164.9          11.0%          (17.8)%
Personal Lines                   475.5          490.2           484.1         (3.0)%             1.3%
                              --------       --------        --------
All Lines                     $1,449.4       $1,453.9        $1,441.6         (0.3)%             0.8%
                              ========       ========        ========

All Lines gross premiums written declined in 2005 when compared with the prior year due primarily to all three operating segments experiencing declines in new business premium production as a result of an increase in price competition, partially offset by slightly better retention rates. All Lines net premiums written declined slightly when compared with the prior year with both the Commercial and Personal Lines operating segments experiencing declines, offset almost entirely by an increase in the Specialty Lines operating segment. The slight declines in net premiums written is the result of the reasons cited above partially offset by lower ceded premiums resulting from higher retention limits in our 2005 reinsurance program when compared with the 2004 program. All Lines gross and net premiums written increased slightly in 2004 over 2003 as a result of improved retention rates and price increases in 2004.

The Group's business is geographically concentrated in the Mid-West and Mid-Atlantic regions. The following table shows consolidated net premiums written for the Group's five largest states for each of the last three years:

All Lines Net Premiums Written Distributed by Top States

                            2005                2004                2003
                            -----               -----              -----
New Jersey                  11.6%               11.5%              11.1%
Pennsylvania                 9.4%                9.1%               8.5%
Kentucky                     8.7%                8.8%               8.2%
Ohio                         8.6%                8.9%               9.2%
Maryland                     4.9%                4.7%               4.6%

New Jersey remains the Group's largest state, with 11.6% of the total net premiums written during 2005, even after the Group ceased writing in the New Jersey private passenger auto and personal umbrella markets in early 2002. The Group continues to underwrite other product lines in the New Jersey market.

Commercial Lines gross and net premiums written decreased in 2005, a result of an 18% decline in new business premium production partially offset by improved retention rates and average renewal price increases(1) in the low single digits. While average renewal price increases, including exposure changes, remained positive in 2005, the rate of increase has slowed as the Commercial Lines segment approaches price adequacy and competitive pricing pressures in the marketplace have increased. The 2005 average renewal price increase was 2.0% for Commercial Lines direct premiums written, compared with 5.0% and 11.4% average renewal price increases in 2004 and 2003, respectively. Commercial Lines gross and net premiums written increased in 2004 relative to 2003, a result of average renewal price increases as new business premium production remained relatively flat in 2004.

-------------
(1) When used in this Annual Report on Form 10-K, renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premiums for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

ITEM 7. CONTINUED

Specialty Lines gross premiums written decreased in 2005, a result of significantly lower new business premium production in the commercial umbrella product line partially offset by growth in the fidelity and surety product line. Net premiums written for this segment increased in 2005 as a result of a decline in ceded premiums primarily related to higher reinsurance retention limits and an increased accrual in 2004 for ceded premium of $6.1 on a commercial umbrella product line reinsurance treaty for the years 1999 through 2001, which reduced net premiums written in 2004. Without the effect of this additional ceded premium accrual in 2004, Specialty Lines net premiums written for 2005 would have increased by 6.2%. Gross and net premiums written declined in 2004 relative to 2003, a result of lower new business premium production, the $6.1 ceded premium accrual referenced above and higher reinsurance costs for the commercial umbrella product line. Renewal pricing in the commercial umbrella product line has increased during 2005, 2004 and 2003, but the rate of increase has slowed. Average renewal price increases for the commercial umbrella product line were 3.7%, compared to 8.0% in 2004 and 18.1% in 2003. Stricter underwriting guidelines for certain classes of business and market prices falling below what the Group believes are acceptable levels, contributed to the decline in new business production for the commercial umbrella product line.

Personal Lines gross and net premiums written declined during 2005 as a result of a 10% decline in new business premium production when compared with the prior year. Additionally, in the later part of 2005, the Group began taking rate reductions in a number of states for both the personal auto and homeowners product lines. All of these factors are either the result of or in response to increased competition, and as it relates to rate reduction, the achievement of significant levels of profitability in Personal Lines. Gross premiums written remained relatively flat during 2004 and net premiums written increased slightly. Both gross and net premiums written were negatively impacted in 2004 due to a $2.2 refund of escrowed premiums for North Carolina personal auto.

The following table provides key financial measures for All Lines for each of the last three years:

                                                    December 31
                                           2005         2004        2003
                                           -----        -----      ------
All Lines
Loss ratio                                 51.7%        53.7%       59.8%
Loss adjustment expense ratio              10.7%        11.0%       12.3%
Underwriting expense ratio                 31.8%        34.9%       35.3%
                                           ----         ----       -----
Combined ratio                             94.2%        99.6%      107.4%
                                           ====         ====       =====

The 2005 All Lines combined ratio improved 5.4 points resulting from continued improvement in all three component ratios. The 2.3 point improvement in the loss and LAE ratios is the result of the Group's continued focus on disciplined underwriting quality, lower claim frequency, favorable prior year reserve development of $20.1 and lower catastrophe losses. The favorable prior year reserve development reduced the loss and LAE ratios by 1.4 points. The 3.1 point improvement in the underwriting expense ratio is primarily a result of the Group's continued focus on expense management and the result of expense savings from the CSE initiative announced in 2004.

The 2004 All Lines combined ratio improved 7.8 points driven by a 7.4 point improvement in the loss and LAE ratios. The loss and LAE ratios were impacted by favorable prior year reserve development of $21.8 in 2004 compared to adverse reserve development of $34.1 in 2003, which reduced the 2004 loss and LAE ratio by 1.5 points and increased the 2003 loss and LAE ratio by 2.4 points. The remaining improvement of 3.5 points in the 2004 loss and LAE ratio over 2003 was due to improved price adequacy, more disciplined underwriting standards and improved claims efficiency. The underwriting expense ratio improved 0.4 points as a result of operational efficiencies implemented throughout 2003 and 2004, somewhat offset by $15.6, or 1.1 points of expense related to the Proformance surplus guarantee.

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

ITEM 7. CONTINUED

                                                      2005          2004         2003
                                                    --------      --------     --------
Net liabilities, beginning of period                $2,756.3      $2,627.9     $2,433.6
(Decrease)/increase in provision for prior
    accident year claims                            $  (20.1)     $  (21.8)    $   34.1
(Decrease)/increase in provision for prior
    accident year claims as % of premiums earned        (1.4)%        (1.5)%        2.4%

During 2005, the $20.1 before-tax favorable development from prior accident years' losses and LAE, which represented 0.7% of loss and LAE reserves at year-end 2004, was concentrated in the Specialty Lines (primarily the commercial umbrella product line) and Personal Lines (primarily the personal auto product line) operating segments. This net favorable development was partially offset by adverse development in the Commercial Lines operating segment due almost entirely to the review of all pension or permanent disability workers' compensation cases during the year.

In 2004, the impact of the favorable development for prior accident years' losses and LAE was concentrated in the Commercial and Specialty Lines operating segments. In 2004, the Specialty Lines segment experienced significant favorable development for prior years' losses and LAE, primarily due to a reduction in estimated future costs for claims adjuster related expenses. The total provision reduction for prior years' losses and LAE of $21.8 before-tax represents 0.8% of loss and LAE reserves as of year-end 2003.

During 2003, the Group reported adverse development of $34.1 for prior years' losses and LAE, representing 1.4% of loss and LAE reserves as of year-end 2002. This adverse development was concentrated in the Commercial and Personal Lines operating segments.

Catastrophe losses in 2005, 2004 and 2003 were $25.8, $43.5 and $43.8, respectively. Hurricanes Katrina, Rita and Wilma made up $13.8 of the $25.8 of catastrophe losses in 2005. The Group was impacted by 23 separate catastrophes in 2005, compared with 22 catastrophes in 2004 and 21 in 2003. The largest catastrophe, as measured in terms of incurred loss, in each year was $11.2, $8.0 and $11.5, respectively. Additional catastrophes with over $1.0 in incurred losses numbered five, ten and nine in 2005, 2004 and 2003, respectively. The Group uses the serial number assigned by Property Claims Services, a unit of the Insurance Services Office, to define and track losses for specific catastrophes. Property Claims Services defines catastrophes as industry events that cause $25.0 or more in direct insured losses to property. The effects of future catastrophes on the Consolidated Corporation's results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Consolidated Corporation's results, reinsurance pricing and availability of reinsurance.

Catastrophe losses, net of reinsurance and their impact on the combined ratio, for each of the last three years were:

Catastrophe Losses

(before tax)                    2005            2004         2003
---------------------          ------          ------       ------
Dollar Impact                  $25.8           $43.5        $43.8
Combined Ratio Impact            1.8%            3.0%         3.1%

The seven-year historical catastrophe impact on the loss ratio compared to 2005 actual impact for all lines of business is as follows:

Loss Ratio Point Impact                Q1           Q2         Q3        Q4       Annual
----------------------------          ----         ----       ----      -----     ------
1998-2004 Historical Average          1.5%         4.9%       3.6%       0.9%      2.7%
2005 Actual                           0.7          1.5        4.9       (0.1)      1.8

The underwriting expense ratio, which measures underwriting expenses as a percentage of net premiums earned, decreased by 3.1 points in 2005. The 2005 underwriting expense ratio was favorably impacted by the Group's focus on expense management, including implementation of additional process efficiencies that have continued to allow for reduced staffing levels and by a $5.1 reduction to the surplus guarantee accrual related to the sale of the Group's New Jersey private passenger auto business to Proformance Insurance Company

ITEM 7. CONTINUED

(Proformance). The employee count continued to decline in 2005 with an approximate 20.4% reduction from 2003 as a result of the CSE initiative. The employee count was 2,125, 2,190 and 2,669 as of December 31, 2005, 2004 and 2003, respectively. Partially offsetting the decline in expenses related to the CSE initiative were increased incentive accruals due to improved profitability.

The 2004 underwriting expense ratio when compared to 2003 was favorably impacted by a reduction in employee related costs, a non-recurring reduction in assessments, fees and premium taxes and by other operating efficiencies. These improvements were partially offset by 1.1 points of expense related to the Proformance surplus guarantee.

The 2005, 2004 and 2003 underwriting expenses also included $3.4, $3.1 and $2.6 of software amortization expense before tax, respectively, related to the rollout of P.A.R.I.S.(sm). On a GAAP accounting basis, the new application is being amortized over a ten-year period. The amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.

In 2001, the Group introduced into operation, P.A.R.I.S.(sm) for Commercial Lines and substantially completed the rollout in 2002. At the end of 2004, P.A.R.I.S.(sm) was deployed for the Specialty Lines commercial umbrella excess capacity product line. Further implementation for other Specialty and Personal Lines products is expected during the balance of 2006 and 2007.

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

For selected Commercial Lines agents, P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) provides on-line quoting capability. In February of 2005, P.A.R.I.S. Express(sm) was extended to support issuance and endorsement processing for selected pilot agents; nationwide rollout started in December 2005 and will extend through March 2006. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non-P.A.R.I.S.(sm)) systems.

Agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. P.A.R.I.S. Express(sm) and P.A.R.I.S. Connect(tm) are the cornerstone in the Group's strategy of focusing on superior agent service. The continued success of the Group's strategic plan depends in part on the ability to provide agents with the technological advantages of these tools. If they do not work as expected, or fail to satisfy agents' needs, the Group may lose business to insurers with preferred technologies.

SEGMENT DISCUSSION

The Consolidated Corporation has three reportable segments: Commercial, Specialty and Personal Lines. These reportable segments represent the Consolidated Corporation's operating segments. Within each operating segment are distinct insurance product lines that generate revenues by selling a variety of commercial, surety and personal insurance products. The Commercial Lines operating segment sells commercial multiple peril, commercial auto, general liability and workers' compensation insurance as its primary products. The Specialty Lines operating segment sells commercial umbrella, excess insurance and fidelity and surety insurance as its primary products. The Personal Lines operating segment sells personal automobile and homeowners insurance as its primary products. The Corporation also has an all other segment, which derives its revenue from investment income. For additional information relating to the Consolidated Corporation's reportable segments see Item 15, Notes to the Consolidated Financial Statements, Note 12 - Segment Information on pages 81 and 82 of this Annual Report on Form 10-K.

ITEM 7. CONTINUED

The table below presents the calendar year and accident year combined ratios calculated on a statutory basis. The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

EARNED PREMIUM AND STATUTORY COMBINED RATIOS

                                                                            Combined Ratios
                                                     -----------------------------------------------------------------
                                          2005                  Accident               Accident               Accident
(by operating segment, including         Earned                   Year                   Year                   Year
selected major product lines)            Premium      2005      2005(a)       2004      2004(a)      2003      2003(a)
--------------------------------        --------     ------     --------     ------    --------     ------    --------
Commercial Lines                        $  827.4     102.3%       98.8%       99.3%      98.9%      112.3%     100.5%
    Workers' compensation                  134.5     142.6%      111.4%      115.4%     111.0%      123.0%     109.8%
    Commercial auto                        230.5      82.6%       95.9%       90.3%      94.6%      105.5%      95.5%
    General liability                       93.3     111.8%      103.0%      105.0%     104.1%      122.6%     106.4%
    CMP, fire & inland marine              369.1      97.6%       95.1%       97.5%      95.8%      109.7%      98.7%

Specialty Lines                            143.2      89.9%       99.5%       97.2%     102.6%       77.2%      86.8%
    Commercial umbrella                     92.2      94.6%      108.5%      103.8%     106.8%       80.5%      91.3%
    Fidelity & surety                       51.0      81.7%       84.8%       78.9%      90.1%       68.1%      73.0%

Personal Lines                             483.0      81.2%       88.9%       97.6%      94.9%      105.6%     100.1%
    Personal auto incl. personal
       umbrella                            288.3      86.3%       95.9%      104.7%     102.2%      107.0%     101.0%
    Personal property                      194.7      73.8%       78.5%       86.8%      83.3%      103.3%      98.6%
                                        --------     -----       -----       -----      -----       -----      -----
         Total All Lines                $1,453.6      94.2%       95.6%       98.4%      97.7%      106.1%      98.9%
                                        ========     =====       =====       =====      =====       =====      =====

---------------
(a) Accident year 2005 as of December 31, 2005 measures insured events for the twelve months of 2005. Accident year 2004 as of December 31, 2005 measures insured events for the twelve months of 2004 with remaining related liabilities estimated as of December 31, 2005. Accident year 2003 as of December 31, 2005 measures insured events for the twelve months of 2003 with remaining related liabilities estimated as of December 31, 2005. Accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

The following segment information is presented on a GAAP basis unless otherwise noted.

COMMERCIAL LINES SEGMENT

                                      2005          2004          2003
                                     ------       ------        ------
Commercial Lines Segment
------------------------
Loss ratio                            55.6%        52.8%         61.5%
Loss adjustment expense ratio         13.0%        12.4%         14.6%
Underwriting expense ratio            33.3%        35.4%         37.5%
                                     -----        -----         -----
Combined ratio                       101.9%       100.6%        113.6%
                                     =====        =====         =====

The 2005 Commercial Lines combined ratio increased 1.3 points when compared to 2004 results. The increase in loss and LAE ratios of 3.4 points is primarily related to $29.1 of adverse prior year reserve development compared to favorable development of $15.0 in 2004. The adverse development in 2005 was primarily related to the re-evaluation of lifetime case reserves in the workers' compensation product line, partially offset by favorable prior year reserve development in the commercial auto product line. The adverse reserve development was further offset by favorable claim frequency trends. The underwriting ratio decreased 2.1 points, primarily the result of staff reductions and operational efficiencies implemented in 2004 and 2005.

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

Commercial Lines results for 2005 included a lower level of catastrophe losses which added 2.2 points to the Commercial Lines combined ratio in 2005, compared to 2.4 points and 2.6 points in 2004 and 2003 respectively.

ITEM 7. CONTINUED

The workers' compensation product line combined ratio was 142.4% in 2005, an increase of 28.4 points compared to 114.0% in 2004 and 127.0% in 2003. The adverse development on the workers' compensation product line is related to the completion of a review of lifetime and other severe claims, which added 31.3 points to the workers' compensation combined ratio in 2005. Also impacting the loss and LAE ratios for these periods were assessments for the National Workers' Compensation Pool (NWCP), which added 0.4 points to the workers' compensation combined ratio in 2005 compared to 4.9 points and 4.0 points in 2004 and 2003, respectively. The Group continues to focus on improving profitability in the workers' compensation product line. The Group has restricted writings in states where the workers' compensation product line has historically been unprofitable and is focused on growing this product line in profitable states and classes. The concentration of the Group's business in a few states with limited pricing flexibility provides less opportunity to address issues specific to the workers' compensation product line in those states. These issues are offset by the Group's approach to writing workers' compensation as part of an overall Commercial Lines account, where underwriters seek to ensure that the pricing for the entire account is adequate.

The general liability product line combined ratio was 111.3% in 2005, an increase of 1.4 points compared to 109.9% in 2004 and 122.1% in 2003. This line is exposed to construction defect issues which are being addressed through strict underwriting standards for certain classes of business that are more prone to construction defect claims. In addition, the Group has introduced policy language changes to limit exposure to broadening court interpretations of additional insured and contractual general liability provisions within the policy. Also impacting the general liability product line combined ratio is an increase in asbestos and environmental loss and LAE reserves which added 9.6 points to the general liability loss and LAE ratio related to certain pre-1970 assumed reinsurance.

SPECIALTY LINES SEGMENT

                                         2005           2004          2003
                                         -----         -----         -----
Specialty Lines Segment
-----------------------
Loss ratio                               42.0%         42.6%         29.1%
Loss adjustment expense ratio             9.4%          4.8%          5.0%
Underwriting expense ratio               43.9%         49.3%         46.0%
                                         ----          ----          ----
Combined ratio                           95.3%         96.7%         80.1%
                                         ====          ====          ====

Specialty Lines combined ratio for 2005 improved 1.4 points. Given the volume and nature of the coverage, the Specialty Lines combined ratio is subject to more volatility than the other product lines. The 2005 combined ratio included $12.3, or 8.6 points, of favorable development on prior year loss and LAE reserves compared to $9.4, or 6.3 points, in 2004 and $21.3, or 13.1 points, in 2003.

The fidelity and surety combined ratio increased to 83.2% in 2005, compared with 81.5% in 2004 and 65.7% in 2003. The 2005 fidelity and surety combined ratio included $0.8 of favorable development on prior accident year loss and LAE reserves compared to $4.2 in 2004 and $5.5 in 2003.

The 2005 commercial umbrella combined ratio was 101.9% compared to 103.2% and 85.5% in 2004 and 2003, respectively. The 2005 combined ratio included 12.4 points of favorable development on prior year loss and LAE reserves compared to
4.9 points and 12.7 points in 2004 and 2003, respectively. Also impacting the comparison of 2005 to 2004 is the $6.1 reinstatement accrual in 2004, which reduced net premium written and earned, putting upward pressure on the combined and component ratios in 2004.

PERSONAL LINES SEGMENT

                                        2005          2004           2003
                                        -----        -----          ------
Personal Lines Segment
----------------------
Loss ratio                              48.1%        58.7%           67.5%
Loss adjustment expense ratio            7.1%        10.5%           11.0%
Underwriting expense ratio              25.6%        29.7%           28.2%
                                        ----         ----           -----
Combined ratio                          80.8%        98.9%          106.7%
                                        ====         ====           =====

The Personal Lines combined ratio for 2005 decreased 18.1 points over the same period last year, as all components of the combined ratio saw improvements. The loss and LAE ratios improved 14.0 points over 2004 resulting from lower catastrophe losses, favorable development on prior years' reserves and favorable claim frequency trends. The 2005 loss ratio included 1.5 points related to catastrophe losses verses 4.9 points and 4.8

ITEM 7. CONTINUED

points in 2004 and 2003, respectively. Favorable prior years reserve development was $36.9 or 7.6 points in 2005, compared to adverse development of $2.6 or 0.5 points and $14.4 or 3.0 points in 2004 and 2003, respectively. The underwriting expense ratio improved 4.1 points, which included a 1.1 point reduction related to the Proformance surplus guarantee, compared to a 3.2 point increase in 2004.

CRITICAL ACCOUNTING POLICIES

Management of the Consolidated Corporation has identified the policies listed below as significant accounting policies that are critical to the Consolidated Corporation's business operations and influence the consolidated results of operations and financial performance. The policies listed below were selected as they require a higher degree of complexity or use subjective judgments or assessments. Changes in these judgments, assessments or estimates could have a material adverse impact on the Consolidated Corporation's financial statements. These policies follow accounting principles generally accepted in the United States. A summary of each critical accounting policy follows. Management discusses the development and selection of these accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Consolidated Corporation's MD&A. For a complete discussion on the application of these and other accounting policies, see Item 15, Note 1, Summary of Significant Accounting Changes, in the Notes to Consolidated Financial Statements, on pages 67-69 of this Annual Report on Form 10-K.

INVESTMENTS

All investment securities are classified upon acquisition as either held-to-maturity or available-for-sale. Fixed income securities classified as held-to-maturity are carried at amortized cost as management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that are not classified as either held-to-maturity or trading. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, net of deferred tax. Transfers of fixed income securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Equity securities are carried at quoted market values and include non-redeemable preferred stocks and common stocks. The difference between cost and quoted market value, net of deferred taxes, is classified as other comprehensive income. The Consolidated Corporation closely monitors the fixed income and equity portfolios for declines in value that are deemed to be other than temporary. Investments are regularly evaluated based on current economic conditions, credit loss experience and other specific developments. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the then current consolidated statement of income.

Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Upon receipt of payments from such securities, the appropriate amount of the funds are allocated between a reduction of principal and interest income. In making this allocation decision, investment personnel consider such factors as the original estimated average life of the investment, the amount of funds received to date and the timing of future cash flows. Variations from prepayment assumptions will affect the life and yield of these securities. These securities are evaluated for impairment by computing the net-present-value of expected future cash flows and comparing this to the prior period estimate of expected future cash flows from the security. When the timing and/or amount of cash expected to be received from the security has changed materially and adversely from the previous valuation, the security is considered to be other than temporarily impaired and the amortized cost is written down to the estimated fair value with a realized loss recorded in the then current consolidated statement of income.

REINSURANCE

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to diversify risk and reduce the loss that may arise from large or catastrophic losses or other events that cause unfavorable underwriting results. The Group records its ceded reinsurance transactions on a gross basis by recording an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group evaluates each reinsurer's financial health, claims settlement performance and monitors concentrations of

ITEM 7. CONTINUED

credit risk to minimize exposure to significant losses from reinsurer insolvencies. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large number of reinsurers are utilized to mitigate concentration of risk. To the extent that any reinsuring companies are unable to meet obligations under the ceded reinsurance agreements, the Group would remain liable to the policyholder. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of an estimated allowance for uncollectible reinsurance amounts, as deemed necessary. At December 31, 2005 and 2004, no reinsurer accounted for more than 15 percent of the reinsurance recoverable amount. As a result of these controls, amounts of uncollectible reinsurance have not been significant. There are several programs that provide reinsurance coverage and the programs in effect for 2005 are discussed in the "Reinsurance Programs" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, on page 55 of this Annual Report on Form 10-K. Additionally, reinsurance is further discussed in Item 15,
Note 1K, Summary of Significant Accounting Policies on page 68 and Note 6, Reinsurance, in the Notes to the Consolidated Financial Statements on page 77 of this Annual Report on Form 10-K.

AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset representing the excess of cost over the fair value of net assets acquired in connection with the 1998 GAI commercial lines acquisition. This purchase price was allocated to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation models. The agent relationships asset is amortized on a straight-line basis over an estimated useful life of twenty-five years. The estimated useful life was based on the Group's actual experience for agency appointment terms for similar agents, which averaged approximately twenty-five years in length. The estimated useful life is evaluated on an annual basis or as events or circumstances arise that may impact the useful life of the asset. The asset is evaluated quarterly as events or circumstances, such as cancellation of agents, indicate a possible inability to recover the carrying amount. Cancellation of certain agents for reasons such as lack of revenue production or poor quality of business produced does not necessarily change the estimated useful life of the remaining agents representing the agent relationships intangible asset. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized in income in the period in which the future cash flows are identified to be insufficient in comparison to the carrying amount of the asset. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future.

PENSION AND POSTRETIREMENT BENEFIT PLAN ACTUARIAL ASSUMPTIONS

The Company sponsors a non-contributory defined benefit pension plan and a contributory postretirement healthcare plan. The pension and postretirement benefit obligations, related costs and contributions are calculated using actuarial methods in accordance with Statement of Financial Accounting Standards
(SFAS) No. 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pension." Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, rate of compensation increases and health care cost trend rates, as determined by the Company, within certain guidelines. The Company considers market conditions, including changes in investment returns, interest rates and inflation in making these assumptions. Any adjustments to these assumptions are based on considerations of current and future market conditions, which can result in changes to the future related benefit obligations, related costs and contributions incurred by the Company. Management reviews the assumptions used in the valuations on an annual basis, or more frequently as deemed necessary.

The Company determines the expected long-term rate of return on plan assets based on the geometric method, which represents the average compound return of the plan assets. Plan assets are comprised primarily of investments in mutual funds, common stocks, corporate bonds, U.S. government securities, real estate investment trusts and other investments. The Company considers the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes, current and expected asset allocation and the expectations for future returns of each asset class

ITEM 7. CONTINUED

when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.75% assumption for 2005, 2004 and 2003. The expected rate of return on plan assets is a long-term assumption. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2005 net periodic pension expense by approximately $3.1.

In determining the discount rate assumption, the Company utilizes current market information including analysis of the Moody's "Aa" Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cash flow model of the plan's benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and postretirement medical benefit obligations. The yield curve is comprised of the highest quartile yielding bonds with at least an "Aa" rating and with maturities primarily between zero and thirty years. This resulted in the selection of 5.50% for 2005, 5.95% for 2004 and 6.15% for 2003 for the pension plan and 5.35% for 2005, 5.75% for 2004 and 6.15% for 2003 for the postretirement medical plan.

Unrecognized losses of approximately $51.9, as of the measurement date (September 30, 2005), are being recognized over approximately a 13-year period, which represents the average future service period of active participants. Unrecognized gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with SFAS 87.

The Company contributed $19.0 in the first quarter of 2006 and is currently evaluating whether any further contributions will be made in 2006. The source for the funding will be cash flow from operating activities.

Key assumptions used in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (OPEB), under SFAS 106, including the assumed discount rate and the assumed rate of increases in future health care costs, are reviewed by management on an annual basis, or more frequently as deemed necessary. In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2005, the expected rate of increase in future health care costs was 9% declining to 5% in 2013 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005, by approximately $4.2 and increase the postretirement benefit cost for 2005 by $0.3. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005, by approximately $3.6 and decrease the postretirement benefit cost for 2005 by $0.2.

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

In 2004, the Company announced changes to its defined benefit retirement plan and defined postretirement health care plans. The Company's traditional defined benefit retirement plan was amended to freeze accrued benefits effective June 30, 2004, and to incorporate a new benefit formula beginning July 2004. As a result of this change in the defined benefit retirement plan, the Company recognized a reduction in net periodic pension cost of $2.3 and $1.9 in 2005 and 2004, respectively, attributable to the amortization of unrecognized prior service cost and has a remaining unrecognized prior service cost of $27.5 at December 31, 2005 which will be ratably recognized over the next 12 years as a reduction of net periodic pension cost. Also effective in July 2004, eligibility for subsidized retiree medical and dental coverage was restricted to then current retirees and employees with 25 or more years of continuous service. Other employees are eligible for access to unsubsidized retiree medical and dental coverage. As a result of this change in the defined postretirement

ITEM 7. CONTINUED

benefit plan, the Company recognized a reduction in net periodic postretirement cost of $6.1 and $5.0 in 2005 and 2004, respectively, attributable to the amortization of unrecognized prior service cost and has a remaining unrecognized prior service cost of $48.9 at December 31, 2005, which will be ratably recognized over the next eight years as a reduction of net periodic postretirement cost.

For more information on the Company's pension and other postretirement benefit plans, please refer to Item 15, Note 4, Employee Benefit Plans, in the Notes to Consolidated Financial Statements, on pages 72-75 of this Annual Report on Form 10-K.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $2.9 billion and $2.8 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005, the loss reserves by operating segment were as follows: $1,814.6 Commercial Lines, $743.9 Specialty Lines and $388.3 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $684.6 and $570.3 at December 31, 2005 and 2004, respectively.

The Group conducts a quarterly review of loss reserves using the methods described below, and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at December 31, 2005 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

Loss reserves are an estimate of ultimate unpaid costs of losses and LAE for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial expertise and reserving methods, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Group's assessment of facts and circumstances then known. In establishing reserves, the Group also takes into account estimated recoveries for reinsurance, salvage and subrogation.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of risk factors. These risk factors can be related to both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. The impact of these items on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimation differs by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder loss event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Group continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Group considers all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved--favorable or unfavorable. The Group reflects adjustments to reserves in the results of operations in the period the estimates are changed.

The following table displays case, IBNR and LAE reserves by product line both gross and net of reinsurance recoverables. Case reserves represent amounts determined for each claim based on the known facts regarding the claim and the parameters of the coverage that our policy provides. The IBNR reserves include provisions for incurred but not reported claims, provisions for losses in excess of the case reserves on previously reported claims, claims to be reopened and a provision for uncertainty in recognition of the variability and risk factors described below. The IBNR provision also includes an offset for anticipated salvage and subrogation recoveries. LAE reserves are an estimate of the expenses related to resolving and settling claims. Reserves ceded to reinsurers and reserves net of reinsurance are also shown.

ITEM 7. CONTINUED

Loss and LAE Reserves as of December 31, 2005 and 2004:

                                                       Gross                          Total       Total
Year   Operating Segment             Case        IBNR         LAE         Total       Ceded        Net
----   ------------------------    --------    ---------    --------    --------    --------    --------
2005    Commercial Lines           $  700.9    $   762.2    $  351.5    $1,814.6    $  165.4    $1,649.2
          Workers' compensation       387.1        344.0        69.2       800.3       131.4       668.9
          Commercial auto             103.2        109.7        44.6       257.5         6.0       251.5
          General liability            59.4        117.3        92.6       269.3         5.2       264.1
          CMP, fire & inland
             marine                   151.2        191.2       145.1       487.5        22.8       464.7

       Specialty Lines                134.8        516.2        92.9       743.9       454.1       289.8
          Commercial umbrella         116.4        516.1        85.9       718.4       442.4       276.0
          Fidelity & surety            18.4          0.1         7.0        25.5        11.7        13.8

       Personal Lines                 194.8        126.1        67.4       388.3        65.1       323.2
          Personal auto &
             umbrella                 164.1         91.3        50.6       306.0        64.1       241.9
          Personal property            30.7         34.8        16.8        82.3         1.0        81.3

        Total All Lines            $1,030.5    $ 1,404.5    $  511.8    $2,946.8    $  684.6    $2,262.2
                                   --------    ---------    --------    --------    --------    --------

2004    Commercial Lines           $  611.8    $   727.1    $  331.9    $1,670.8    $  106.4    $1,564.4
          Workers' compensation       322.7        326.0        72.3       721.0        80.4       640.6
          Commercial auto              99.6        126.2        44.7       270.5         9.8       260.7
          General liability            55.2        106.3        89.5       251.0         4.9       246.1
          CMP, fire & inland
             marine                   134.3        168.6       125.4       428.3        11.3       417.0

       Specialty Lines                105.7        472.4        78.3       656.4       404.3       252.1
          Commercial umbrella          93.1        470.9        73.2       637.2       398.7       238.5
          Fidelity & surety            12.6          1.5         5.1        19.2         5.6        13.6

       Personal Lines                 214.7        137.9        76.6       429.2        59.6       369.6
          Personal auto &
             umbrella                 184.2         97.7        59.4       341.3        56.5       284.8
          Personal property            30.5         40.2        17.2        87.9         3.1        84.8

        Total All Lines            $  932.2    $ 1,337.4    $  486.8    $2,756.4    $  570.3    $2,186.1
                                   --------    ---------    --------    --------    --------    --------

RESERVE ESTIMATION METHODS

Most of our insurance policies are written on an occurrence basis which provides coverage if a loss occurs in the policy period, even if the insured reports the loss many years later. In addition, final settlement of certain claims can be delayed for years or decades due to litigation or other reasons. For example, some general liability claims are reported 10 years or more after the policy period, and the workers' compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant's injury up to the lifetime of the claimant. Occurrence based forms of insurance require estimation of future costs, including the effect of judicial interpretations, societal litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in the years following the policy issuance.

Product lines are generally classified as either long-tail or short-tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short-tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time before final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty. Long-tail product lines

ITEM 7. CONTINUED

include workers' compensation, commercial umbrella and general liability. Short-tail lines include homeowners, property and bonds. Product lines such as personal and commercial auto and commercial multi-peril include some long-tail coverages and some short-tail coverages.

A key assumption in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.

The process for estimating loss reserves begins by assessing risks and exposures. Data on individual reported claims, both current and historical, is collected including paid amounts and individual claim adjuster estimates, and this data is grouped by common characteristics and evaluated in the analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data such as industry development factors as available and when appropriate. The process of analyzing reserves is undertaken on a regular basis, generally quarterly, in light of continually updated information.

Multiple estimation methods are available for the analysis of ultimate claim liabilities. Each estimation method has its own advantages and disadvantages, with no single estimation method being better than the others in all situations. Generally more methods are used for long-tail product lines because of the difficulty in estimating reserves for these lines. Also, more methods are generally used for recent accident years compared to older accident years because the data available for recent accident years is less mature. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time based on the available facts and circumstances. Therefore, the actual choice of estimation methods can change with each evaluation. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the claim liabilities being evaluated.

The principal actuarial reserving methods utilized by the Group to establish loss reserves include, but are not limited to:

      1. Paid loss development - payment patterns of prior claims are used to estimate future payment patterns which are applied to current payments to derive an estimate of ultimate losses.

      2. Incurred loss development - case incurred patterns of prior claims are used to estimate future incurred patterns which are applied to current incurred losses to derive an estimate of ultimate losses.

      3. Expected loss ratio - loss ratios are determined for recent accident years based on historical accident year loss ratios, recent economic trends and changes in the book of business, including rate levels. The expected loss ratio for each accident year is then applied to the actual earned premiums to calculate ultimate losses.

      4. Bornhuetter-Ferguson estimates - blends the expected loss ratio method with either the paid or incurred loss development method using weights based on the maturity of the accident year.

      5. Claim count and severity estimates - ultimate claim counts and average claim severities are developed separately and then multiplied to derive an estimate of ultimate losses.

For short-tail lines, the paid loss and incurred loss development methods are generally relied on for all accident years, and the Bornhuetter-Ferguson method is also relied on for the most recent accident year. For long-tail lines, all of the above methods may be used for the most recent accident years, and as accident years mature, reliance is shifted to the paid and incurred loss development methods.

The merits of each method are evaluated given the facts at hand. An estimate of the ultimate losses is then made based upon the particular method or combination of methods that is deemed most appropriate. In some cases the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, the methodologies produce conflicting results and wider bands of indicated possible outcomes. Management does not believe that such bands constitute a range of outcomes, nor does management determine a range of outcomes.

Reserves for losses and allocated LAE for asbestos and environmental exposures are especially difficult to determine because of the high amount of legal costs and the extended period of time required to settle these claims. Methods used by the Group to estimate these loss reserves include survival ratio estimates, curve fitting applied to both paid and case incurred losses and allocated LAE, and frequency and severity estimates.

ITEM 7. CONTINUED

RESERVE VARIABILITY AND UNCERTAINTY

There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events. The estimate of reinsurance recoverables is considered a critical accounting estimate and discussed on pages 41 and 42 of this Annual Report on Form 10-K.

Loss reserve uncertainty is illustrated by the variability in reserve development presented in the Analysis of Development of Loss and LAE Liabilities schedule which appears on pages 11 and 12 under Item 1 of this Annual Report on Form 10-K. This schedule shows cumulative loss reserve development for each of the past ten years through December 31, 2005 on a gross and net of reinsurance basis. The development on a net of reinsurance basis as a percent of the original estimates ranges from adverse development of 17.2% of original estimates for loss reserves at year-end 2000 to favorable development of 0.9% of original estimates for loss reserves at year-end 2004. The oldest period shown, 1995, shows adverse development of 1.9% of original loss reserves ten years after the original estimates.

To illustrate the uncertainty by operating segment, the following table provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the years ended December 31, 2005, 2004 and 2003, respectively:

Operating Segment                                 2005          2004        2003
-------------------------------------------      -------      -------      ------
Commercial Lines                                 $ 29.1       $(15.0)      $ 41.0
Specialty Lines                                   (12.3)        (9.4)       (21.3)
Personal Lines                                    (36.9)         2.6         14.4
                                                 ------       ------       ------
    Total Prior Accident Years' Development      $(20.1)      $(21.8)      $ 34.1
                                                 ======       ======       ======

This table illustrates that favorable development can occur for one operating segment while adverse development occurs for another, and that development from year to year can be either favorable or adverse for an operating segment.

Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in 2005, the workers' compensation product line had adverse development of $42.0 while the commercial auto product line had favorable development of $30.6.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

Accident Period                                    2005          2004         2003
-------------------------------------------      -------       -------       -------
Accident Year 2004                               $(30.8)       $    -        $    -
Accident Year 2003                                (32.0)        (36.9)            -
Accident Year 2002                                (28.2)        (10.4)        (39.0)
Accident Year 2001                                 (7.6)         (0.9)          8.0
Accident Year 2000 & prior                         78.5          26.4          65.1
                                                 ------        ------        ------
    Total Prior Accident Years' Development      $(20.1)       $(21.8)       $ 34.1
                                                 ======        ======        ======

This table illustrates that recent accident periods have developed favorably while the older periods have developed adversely. More than half of the $78.5 of adverse development for accident years 2000 & prior in calendar period 2005 is attributed to our review of workers' compensation permanent cases which is discussed in more detail below. We do not believe that older accident years will always develop adversely while more recent years develop favorably. However, it should be understood that the "prior" accident years' category includes claims covering many decades, many of which are complex. Conversely, the recent accident years include a mix of claims of varying degrees of difficulty for which many are relatively straight-forward to establish loss reserves.

ITEM 7. CONTINUED

The Group does not prepare loss reserve ranges, nor does it project future variability, when determining its best estimate, although the above examples of actual historical changes in loss reserve estimates provide a measure of the uncertainty underlying the current loss reserve estimates. The Loss Reserve process takes all risk factors, as previously disclosed, into account, but no one risk factor has been bifurcated to perform a sensitivity or variability analysis because the risk factors were considered in the aggregate. As a result, the Group is not in a position to quantify the impact of reasonably likely changes to significant assumptions at this time. Nevertheless, the Group plans to undertake an assessment to evaluate the sensitivity or variability of changes in significant assumptions related to the Group's estimate of loss reserves in the aggregate and/or by product line, to the extent material. Upon completion of such sensitivity or variability assessment, and to the extent that management believes the information to be reasonably accurate and credible and would be beneficial, in the opinion of management, to the understanding of the Group's financial statements, the Corporation will include the outcome of this sensitivity/variability analysis either in the aggregate or by product line, as appropriate, in the first practicable periodic filing of the Corporation that follows the completion of this assessment and continuing thereafter.

The Group has four categories of loss reserves that it considers highly uncertain, and therefore, could have a material impact on future financial results: workers' compensation, asbestos and environmental liability, construction defect exposures and commercial umbrella. These categories are described below with relevant historical data.

Workers' compensation represents the Group's largest product line as measured by the magnitude of loss reserves, representing approximately 30% of the total on a net of reinsurance basis. The coverage provided includes indemnity and medical benefits generally defined by state regulation. Indemnity benefits compensate the injured worker for wage replacement, while the medical benefits generally provide unlimited coverage for a work-related accident for the life of the claimant. Many workers' compensation claims are small and are settled within a year or two of the accident date. However, some of the claims are serious, resulting in costs that can extend for decades. For workers' compensation loss reserves net of reinsurance at year-end 2005, approximately 60% are related to claims over five years old, and approximately 35% are related to claims over ten years old.

During 2005, in response to industry wide development, the Group's claims department reviewed permanent workers' compensation cases to re-assess life expectancy and medical costs. The review resulted in increases to loss reserves on approximately 25% of the inventory of approximately 1,200 permanent cases. These adjustments comprise a substantial part of the $42.0 adverse development for this product line in 2005. The Group will continue to monitor these types of claims in the future.

In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts with a focus on contracting business. Within the manufacturing category, the Group has concentrated on light manufacturers, thus the Group's exposure to asbestos is related to installers and distributors as opposed to the large manufacturers. Consequently, the Group believes it has minimal exposure to the primary defendants involved in major asbestos litigation. The Group's exposure to environmental liability is due to policies written prior to the introduction of the absolute pollution endorsement in the mid-80's and to underground storage tanks, mostly from New Jersey homeowner's policies in recent years. The Group has limited exposures to the national priority list, a list of known or threatened releases of hazardous substances, pollutants, or contaminants throughout the United States. The Group also has limited asbestos and environmental exposures related to assumed reinsurance business written prior to 1980 with small policy limits.

In 2005 and 2004, respectively, the Group paid loss and LAE of $7.3 and $7.0 for asbestos and environmental claims on a net of reinsurance basis. At year-end 2005 and 2004, asbestos and environmental reserves net of reinsurance were $95.8 and $82.6, respectively.

The Group defines construction defect exposure as liability for allegations of defective work and completed operations losses from general, commercial multiple peril and umbrella liability policies involving multiple-units (condos/townhouses/apartments/tracts of single family homes), multiple defendants (e.g. developers, sub-contractors), usually with multiple defect issues, and often involving multiple insurance carriers. Loss reserves are difficult to estimate for this exposure because of the complexity of the claims and the late reporting which often occurs many years after the policy term. The Group excludes from this definition claims related to individual single family homes, apartments/townhomes or other residential properties if the defect issues are limited in scope and volume.

ITEM 7. CONTINUED

Paid losses for construction defect claims, net of reinsurance, were $19.2 in 2005, compared to $9.9 in 2004 and $16.5 in 2003. Paid claims legal related LAE, net of reinsurance, for construction defect claims were $6.1 in 2005, compared with $5.1 in 2004 and $4.3 in 2003. Loss and legal related LAE reserves were $56.4, $78.3 and $86.7 at year-end 2005, 2004 and 2003, respectively. These totals exclude construction defect losses from the state of California because the Group stopped writing in that state in 1993 and the remaining claims are minimal.

The Group writes commercial umbrella business with large policy limits. The period of time between the loss occurrence, the reporting of the claim to the insurer, and the settlement of the claim can extend over many years. The large policy limits, complexity of claims and the lengthy time period required to reach settlement increase the uncertainty of loss estimates. Reinsurance is purchased to mitigate the impact of these large losses. For 2005 and 2004, commercial umbrella loss reserves prior to reinsurance were $718.4 and $637.1, respectively, while loss reserves net of reinsurance were $272.3 and $236.1, respectively.

LOSS AND LAE RISK FACTORS

The major causes of material uncertainty ("risk factors") generally will vary for each product line, as well as for each separately analyzed component of the product line. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one product line. Examples include changes in claim handling practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

The effect of a particular risk factor on estimates of claim liabilities cannot be isolated in most cases. For example, estimates of potential claim settlements may be impacted by the risk associated with potential court rulings, but the final settlement agreement typically does not delineate how much of the settled amount is due to this and other factors.

The evaluation of data is also subject to distortion from extreme events or structural shifts. While some changes in the claim environment are sudden in nature (such as a new court ruling affecting the interpretation of all contracts in that jurisdiction), others are more evolutionary. Evolutionary changes can occur when multiple factors affect final claim values, with the uncertainty surrounding each factor being resolved separately, in step-wise fashion. The final impact is not known until all steps have occurred.

Sudden changes generally cause a one-time shift in claim liability estimates, although there may be some lag in reliable quantification of their impact. Evolutionary changes generally cause a series of shifts in claim liability estimates, as each component of the evolutionary change becomes evident and estimable.

LOSS AND LAE RISK FACTORS BY PRODUCT LINE

The following section details reserving considerations and loss and LAE risk factors for the product lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, in workers' compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single risk factor and construct a meaningful sensitivity expectation. The Group does not make explicit assumptions for the risk factors described below.

           o  WORKERS' COMPENSATION

Workers' compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and on-going medical care. Despite the

ITEM 7. CONTINUED

possibility of long payment tail, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency, moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

Examples of loss and LAE risk factors that can change and, thus, affect the required workers' compensation loss reserves include, but are not limited to, the following:

Indemnity claims risk factors
-----------------------------

Time required to recover from the injury
Degree of available transitional jobs
Degree of legal involvement
Changes in the interpretations and processes of the workers' compensation commissions' oversight of claims
Future wage inflation for states that index benefits
Changes in the administrative policies of second injury funds

Medical claims risk factors
---------------------------

Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Type of medical treatments received
Use of preferred provider networks and other medical cost containment practices Availability of new medical processes and equipment
Changes in the use of pharmaceutical drugs
Degree of patient responsiveness to treatment

Book of business risk factors
-----------------------------

Injury type mix
Changes in underwriting standards

General workers' compensation risk factors
------------------------------------------

Frequency of claim re-openings on claims previously closed
Mortality trends of injured workers with lifetime benefits and medical treatment Degree of cost shifting between workers' compensation and health insurance

            o GENERAL LIABILITY

General liability is considered a long-tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims. In addition, this line includes asbestos and environmental claims which are reviewed separately because of the unique character of the exposures.

Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid indemnity amounts. For most of our policies defense costs are outside of policy limits, meaning that amounts paid are in addition to the indemnity limits provided by the policy.

Major contributors to loss reserve estimate uncertainty for general liability include the reporting lag (i.e. the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential) and the potential for mass claim actions. Claims with longer reporting lags result in greater inherent risk.

ITEM 7. CONTINUED

Examples of loss and LAE risk factors that can change and thus affect the required general liability loss reserves include, but are not limited to, the following:

Claims risk factors
-------------------

Changes in claim handling procedures
Changes in policy provisions or court interpretation of such provisions
New theories of liability
Trends in jury awards
Changes in the propensity to sue, in general and with specificity to particular issues
Changes in statutes of limitations
Changes in the underlying court system
Distortions from losses resulting from large single accounts or single issues Changes in tort law
Shifts in law suit mix between federal and state courts
Changes in claim office structure (causing distortions in the data)
Changes in settlement patterns

Book of business risk factors
-----------------------------

Changes in policy provisions (e.g., deductibles, policy limits, endorsements) Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

            o COMMERCIAL UMBRELLA

Commercial umbrella is considered a long-tail line as it takes a relatively long period of time to finalize and settle claims from a given accident year. This line has many of the same characteristics and risk factors as the general liability line described above. Additional risk factors for this line are the attachment point and limit provided. The attachment point is generally at least $1.0, and sometimes in excess of $25.0, resulting in a greater reporting lag (and thus more variability) than that of general liability. The limit provided by commercial umbrella varies from $1.0 up to $25.0. The higher limit policies create more variability in loss reserve estimates than general liability policies. Reinsurance is purchased to mitigate this additional uncertainty.

            o COMMERCIAL MULTI-PERIL

Commercial multi-peril provides a combination of property and liability coverage and therefore includes both short and long-tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the liability coverages it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, and has risk factors similar to general liability described above.

            o COMMERCIAL AUTOMOBILE

The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. In general, claim reporting lags are minor, claim complexity is not a major issue and the line is viewed as high frequency, low to moderate severity. Overall, the claim liabilities for this line create a moderate estimation risk. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability and physical damage claims. These last two components have minimal loss reserve risk and fast payouts and, accordingly, separate risk factors are not presented.

Examples of loss and LAE risk factors that can change and, thus, affect the required commercial automobile loss reserves include, but are not limited to, the following:

ITEM 7. CONTINUED

Claims risk factors
-------------------

Trends in jury awards
Changes in the underlying court system
Changes in case law
Litigation trends
Frequency of claims with payment capped by policy limits
Change in average severity of accidents, or proportion of severe accidents Subrogation opportunities
Changes in claim handling procedures
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Types of medical treatments received
Changes in cost of medical treatments
Degree of patient responsiveness to treatment

Book of business risk factors
-----------------------------

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
Changes in mix of insured vehicles
Changes in underwriting standards

            o PERSONAL AUTOMOBILE

The personal automobile product line has risk factors comparable to the commercial automobile product line described above. In addition, this line is subject to risk related to the effectiveness of the no-fault laws that exist in some states.

RECENTLY ISSUED ACCOUNTING STANDARDS

For disclosure related to recently issued accounting standards, refer to Item 15, Note 19, Recently Issued Accounting Standards, in the Notes to Consolidated Financial Statements, on page 84 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash generated from operations was $267.9 in 2005 compared with $270.6 and $168.7 in 2004 and 2003, respectively. Cash generated from operations was essentially flat compared to 2004 as a result of a continued decline in paid losses and LAE of $50.3 in 2005, a result of improved loss experience, and $4.9 received from the settlement of IRS examinations which contributed to the improved profitability of the Corporation. See below for additional information on this settlement. The impact of these items were offset by a decline in net premiums written in 2005 and a decrease in reinsurance treaty funds held of $44.6. The decrease in the reinsurance treaty funds held is related to withdrawals to pay claims qualified under this contract of reinsurance, which was terminated on December 31, 2004 and is in run-off. These withdrawals reduced the reinsurance treaty funds held obligation and reduced net cash flow from operating activities. In 2004 and 2003 the Group made deposits of premium into the reinsurance treaty fund in excess of withdrawals, therefore increasing this obligation and net cash flow from operating activities. The increase in net cash for the year 2004 compared to 2003 is due primarily to a reduction in paid losses and LAE of $98.0 in 2004, as a result of improved loss experience. The reinsurance recoverable asset at December 31, 2005 and 2004, increased $75.3 and $73.8 with $115.7 and $73.6 due to increases in loss and LAE reserves for future loss payments expected to be paid by reinsurers, offset by a decrease in ceded unearned premium of $31.6 in 2005 along with other components as shown in Item 15, Note 6, Reinsurance, in the Notes to Consolidated Financial Statements, on page 77 of this Annual Report on Form 10-K.

Investing activities used net cash of $267.5 in 2005, compared to $274.4 in 2004 and $175.6 in 2003. Cash used in investing activities during 2005 and 2004 were essentially flat year to year and consistent with the cash generated from operations. Cash used in investing activities increased $98.8 in 2004 when compared with 2003 due to the reinvestment of the cash generated from operations, which increased over $100.0 in 2004.

ITEM 7. CONTINUED

Total cash used in financing activities was $198.5 in 2005, compared to cash generated of $199.5 in 2004 and $1.6 in 2003. The primary uses of cash in financing activities in 2005 related to the repurchase or redemption of the Convertible Notes, reinstatement of the dividend to shareholders and the repurchase of the Corporation's common stock pursuant to the authorized share repurchase program. These uses were partially offset by cash received from the exercise of stock options. Cash provided by financing activities in 2004 resulted from net proceeds of approximately $198.0 from the issuance of 7.3% Senior Notes in June 2004, in addition to the exercise of stock options, partially offset by the repurchase of $12.5 of the Corporation's Convertible Notes.

Overall, total cash used in 2005 was $198.1, compared with cash generated of $195.7 in 2004 and net cash used of $5.3 in 2003. During 2005, the Corporation reinstated the shareholder dividend and the Board of Directors approved a share repurchase program. For additional information regarding the shareholder dividend and the share repurchase program see Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 26 and 27 of this Annual Report on Form 10-K.

The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and debt obligations. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies. As of December 31, 2005, approximately $415.0 of statutory surplus was not subject to prior dividend approval requirements. Additional restrictions may result from the minimum risk-based capital requirements in the revolving credit agreement as disclosed in Item 15, Note 15, Debt, in the Notes to Consolidated Financial Statements, on pages 82 and 83 of this Annual Report on Form 10-K.

During 2005, the Consolidated Corporation finalized negotiations with the IRS regarding its examination of the Consolidated Corporation's tax years 1997 through 2001. On August 25, 2005, the IRS issued notification to the Consolidated Corporation that a settlement concerning its examination of these tax years was approved. This settlement resulted in a $2.7 net tax benefit related to realized capital gains and interest income, before tax, of $0.9. In conjunction with the IRS settlement, the Consolidated Corporation reversed $9.1 ($8.0 related to realized capital gains and $1.1 related to operations) of book tax reserves. Additionally, on September 28, 2005, the IRS advised the Consolidated Corporation that it accepted a protective claim for refund for the 1996 tax year related to adjustments resulting from the 2003 settlement of the IRS examination of the 1995 tax year. The acceptance of this protective refund claim resulted in a $3.4 net tax benefit related to operations and interest income, before tax, of $1.6. See Item 15, Note 3 - Income Taxes in the Notes to the Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of December 31, 2005 and 2004, the Corporation did not have any off-balance sheet arrangements as defined by Financial Release - 67, "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations."

The following table presents the Consolidated Corporation's obligations to make future payments under contractual obligations as of December 31, 2005:

ITEM 7. CONTINUED

                                                       Payments (including interest) Due by Period
                                            -----------------------------------------------------------------
                                                         Less than       Years          Years     More than 5
Contractual Obligations                      Total         1 year         2-3            4-5         years
-----------------------                     --------     ---------      --------       -------    -----------
Losses and benefits for policyholders*      $2,946.8     $   742.6      $  919.4       $ 453.8    $     831.0
Long-term debt**                               326.9          15.3          30.7          29.8          251.1
Operating leases                                15.0           5.4           6.6           2.9            0.1
Purchase obligations                            24.8          12.6          11.9           0.3              -
Other long-term liabilities***                 118.7          98.3          17.7           2.2            0.5
                                            --------     ---------      --------       -------    -----------
Total contractual cash obligations          $3,432.2     $   874.2      $  986.3       $ 489.0    $   1,082.7
                                            ========     =========      ========       =======    ===========

---------------
* The amounts presented are estimates of the dollar amounts and time periods in which the Group expects to pay its gross loss and LAE reserves. These amounts are based upon historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates. See Item 15,
Note 8, Loss and Loss Reserves, in the Notes to Consolidated Financial Statements, on page 79 of this Annual Report on Form 10-K and discussed separately above.

**For additional disclosure, see Item 15, Note 15, Debt, in the Notes to Consolidated Financial Statements, on pages 82 and 83 of this Annual Report on Form 10-K.

***Excluded from other long-term liabilities are pension obligations which are described in Item 15, Note 4, Employee Benefit Plans, in the Notes to Consolidated Financial Statements, on pages 72-75 of this Annual Report on Form 10-K and disclosed separately above.

In December 2003, the SFAS issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires a variable interest entity
(VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The Consolidated Corporation currently holds an equity investment, representing a 49% interest, in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with FIN 46. As a result, the entity was consolidated into the Consolidated Corporation's financial statements during the first quarter of 2004, which resulted in a $1.6 loss, net of tax, due to a cumulative effect of an accounting change. The Consolidated Corporation's maximum exposure to loss as a result of its involvement with APM is $2.6. See Item 15, Note 17, Variable Interest Entity, in the Notes to Consolidated Financial Statements, on page 84 of this Annual Report on Form 10-K for further discussion.

DEBT

During 2005, the Corporation successfully completed the redemption or conversion of its Convertible Notes with minimal dilution to earnings or book value per share.

On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011. Under the terms of this new revolving credit agreement, the lenders agreed to make loans to the Corporation in an initial aggregate amount of up to $125.0 for general credit purposes.

For additional discussion regarding debt of the Consolidated Corporation, please refer to Item 15, Note 15, Debt, in the Notes to Consolidated Financial Statements, on pages 82 and 83 of this Annual Report on Form 10-K.

RATING AGENCIES

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best, Fitch, Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. Following are the Consolidated Corporation's current ratings and rating outlooks.

                                          A.M. Best            Fitch            Moody's             S&P
                                          ---------          --------           -------           --------
Financial strength rating                 A-                 A-                 A3                BBB+
Senior unsecured debt rating              bbb-               BBB-               Baa3              BB+
Rating outlook                            Stable             Positive           Stable            Positive

STATUTORY SURPLUS

Statutory surplus, a traditional insurance industry measure of financial strength and underwriting capacity, was $1,004.5 at December 31, 2005, compared with $972.0 at December 31, 2004. Statutory surplus increased 3.3% from 2004 resulting primarily from statutory net income of the Group offset by the payment of $138.3 of dividends to the Corporation.

ITEM 7. CONTINUED

The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2005, the Group's net premiums written to surplus ratio was 1.4 to 1 compared to 1.5 to 1 in 2004.

The NAIC has developed a "Risk-Based Capital" formula for property and casualty and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2005 and 2004, all insurance companies in the Group exceeded the necessary capital requirements.

REINSURANCE PROGRAMS

The Group maintains several programs that provide reinsurance coverage which is intended to mitigate the impact of larger losses and catastrophic events. The Group's 2005 property per risk program covers property losses in excess of $2.0 for each and every risk with a limit of $13.0.

The Group's casualty exposures are reinsured through several contracts. The Casualty Excess of Loss contract retention is $2.0 with limits of $4.0 per occurrence. This contract covers liability exposures for Workers' Compensation, General Liability, Personal Umbrella and Commercial and Personal Automobile Liability. The 1st and 2nd Contingency Excess of Loss contracts cover all casualty lines with retention of $6.0 and limit of $18.0. Commercial Umbrella exposures are reinsured by the 1st and 2nd Cessions Excess of Loss contracts. These contracts provide retention of $2.0 and limit of $23.0 per occurrence. Workers' Compensation Catastrophe exposures are reinsured with the 1st and 2nd Workers' Compensation Catastrophe Excess of Loss contracts with retention of $12.0 and limits of $36.0 per occurrence.

The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from a catastrophe. The 2005 program provides $100.0 of coverage in excess of the Group's $25.0 retention. Over the last 20 years, only two events triggered coverage under the catastrophe reinsurance program. Both of these losses exceeded the prior retention amount of $13.0, resulting in significant recoveries from reinsurers. Reinsurance limits are purchased to cover exposure to catastrophic events having the probability of occurring approximately every 250 years.

GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI's reinsurers are unable to pay claims with respect to the acquired commercial lines business.

Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer's financial health and claims settlement performance because reinsurance protection is an important component of the Consolidated Corporation's financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail to meet these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts as deemed necessary. At December 31, 2005 and 2004, no reinsurer accounted for more than 15 percent of the reinsurance recoverable amount. As a result of these measures, amounts of uncollectible reinsurance have not been significant. For more discussion on the reinsurance recoverable asset, see Item 15, Note 6, Reinsurance, in the Notes to Consolidated Financial Statements, on page 77 of this Annual Report on Form 10-K.

Effective January 1, 2006, the Group renewed the vast majority of its reinsurance program, with no significant changes in terms and conditions or reinsurers and with a less than 2.0% increase in the total cost of the program.

INVESTMENT PORTFOLIO

The following table sets forth the distribution and other data of invested assets for the years ended December 31, 2005 and December 31, 2004.

ITEM 7. CONTINUED

                                                             December 31, 2005                    December 31, 2004
                                                      -------------------------------     --------------------------------
                                           Average    Amortized    Carrying    % of       Amortized    Carrying      % of
                                           Rating        Cost        Value      Total        Cost        Value       Total
                                           -------    ---------    --------    ------     ---------    --------      -----
U.S GOVERNMENT:
     Available-for-sale                      AAA      $    25.8    $   25.9       0.6     $    31.9    $   33.4        0.8
STATES, MUNICIPALITIES, AND POLITICAL
  SUBDIVISIONS:
   Investment grade:
     Available-for-sale                      AAA        1,269.7     1,277.4      30.2       1,018.4     1,034.6       24.3
CORPORATE SECURITIES:
   Investment grade:
     Available-for-sale                        A        1,489.0     1,552.4      36.8       1,562.8     1,686.4       39.6
      Held-to-maturity                        A+          160.1       160.1       3.8         164.7       164.7        3.9
   Below Investment grade:
     Available-for-sale                                    65.5        68.5       1.6          51.6        58.4        1.4
                                                      ---------    --------    ------     ---------    --------      -----
         Total corporate securities                     1,714.6     1,781.0      42.2       1,779.1     1,909.5       44.9
                                                      ---------    --------    ------     ---------    --------      -----
MORTGAGE-BACKED SECURITIES:
   Investment grade:
     Available-for-sale                      AAA          601.6       601.6      14.3         505.2       524.7       12.3
     Held-to-maturity                        AAA          104.3       104.3       2.5         136.7       136.7        3.2
   Below Investment grade:
     Available-for-sale                      BB+            1.9         1.9         -           6.9         8.6        0.2
                                                      ---------    --------    ------     ---------    --------      -----
         Total mortgage-backed securities                 707.8       707.8      16.8         648.8       670.0       15.7
                                                      ---------    --------    ------     ---------    --------      -----
   Total fixed income securities                        3,717.9     3,792.1      89.8       3,478.2     3,647.5       85.7
   Equity securities*                                     144.2       375.1       8.9          98.9       357.4        8.4
   Cash and cash equivalents                               54.5        54.5       1.3         253.4       252.6        5.9
                                                      ---------    --------    ------     ---------    --------      -----
         Total investment portfolio,
            cash and cash equivalents                 $ 3,916.6    $4,221.7     100.0     $ 3,830.5    $4,257.5      100.0
                                                      =========    ========    ======     =========    ========      =====

----------------
*Included in equity securities as of December 31, 2005 are common stock with a cost of $97.3 and carrying value of $327.9 and preferred stock with a cost of $46.9 and carrying value of $47.2. Included in equity securities as of December 31, 2004 are common stock with a cost of $91.6 and carrying value of $350.2 and preferred stock with a cost of $7.3 and carrying value of $7.2.

The fixed income portfolio is allocated between investment grade and below investment grade as follows:

                                      December 31, 2005           December 31, 2004
                                      -----------------           -----------------
                                Amortized   Carrying   % of    Amortized  Carrying  % of
                                   Cost      Value     Fixed     Cost       Value   Fixed
                                ---------   --------   -----   ---------  --------  ------
Total investment grade          $ 3,650.5   $3,721.7    98.1   $ 3,419.7  $3,580.5    98.2
Total below investment grade         67.4       70.4     1.9        58.5      67.0     1.8

The fixed income portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale fixed
     income securities          $ 3,453.5   $3,527.7    93.0   $ 3,176.8  $3,346.1    91.7
Total held-to-maturity fixed
     income securities              264.4      264.4     7.0       301.4     301.4     8.3

The excess of market value over cost at December 31, 2005 was $305.1 compared with $427.0 at December 31, 2004. The decrease in unrealized gains for 2005 was attributable to declining market values of fixed income securities as a result of rising interest rates, and the sale of certain equity securities, which had appreciated in value, and had become a significant percentage of the Consolidated Corporation's total common stock portfolio.

During 2004, the Consolidated Corporation, as a result of improved profitability, revised its investment strategy to increase its investment into tax-exempt securities.

The consolidated fixed income portfolio, which for this purpose includes cash equivalents, has an intermediate duration and a laddered maturity structure. The duration of the fixed income portfolio was approximately 5.2 and 5.1 years as of December 31, 2005 and 2004, respectively. The Consolidated Corporation remains fully invested and does not time markets.

ITEM 7. CONTINUED

Fixed income securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the NAIC. The market value of available-for-sale split-rated fixed income securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $35.2 and $31.5 at December 31, 2005 and 2004, respectively.

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

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at December 31, 2005 and December 31, 2004, respectively:

                 Amortized                    Fair              Unrealized
                   Cost                      Value                 Loss
                 ---------                   -----              ----------
2005             $    13.6                   $13.2              $     (0.4)
2004                   1.5                     1.4                    (0.1)

The majority of mortgage-backed security holdings included in the fixed income portfolio are in sequential structures, planned amortization class and agency pass-through securities.

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2005, the equity portfolio consisted of stocks in a total of 60 separate entities covering all ten major S&P industry sectors. Of this total, 24.2% was invested in five companies and the largest single position was 5.4% of the equity portfolio. At December 31, 2004, the equity portfolio consisted of stocks in 50 separate entities in nine S&P industry sectors. Of this total, 31.2% was invested in five companies and the largest single position was 7.3% of the equity portfolio.

The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at December 31, 2005, was $320.3 compared to $310.8 at December 31, 2004.

The Consolidated Corporation uses assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Consolidated Corporation believes the values of its investments represent fair value, certain estimates could change and lead to changes in fair values due to the inherent uncertainties and judgments involved with accounting measurements.

FORWARD-LOOKING STATEMENTS

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this MD&A that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The operations, performance and development of the Consolidated Corporation's business are subject to risks and uncertainties, which may cause actual results to differ materially from those contained in or supported by the forward-looking statements in this report. The risks and uncertainties that may affect the operations, performance, development and results of the Consolidated Corporation's business include the following: changes in property and casualty reserves;

ITEM 7. CONTINUED

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

Market risk is the risk of loss resulting from adverse changes in interest rates. In addition to market risk, the Consolidated Corporation is exposed to other risks such as equity price risk, credit, reinvestment and liquidity risk. Credit risk refers to the financial risk that an obligation will not be paid and a loss will result. Reinvestment risk is the risk that interest rates will fall causing the reinvestment of interim cash flows to earn less than the original investment. Liquidity risk describes the ease with which an investment can be sold without substantially affecting the asset's price. The sensitivity analysis below summarizes only the exposure to market risk and equity price risk.

The Consolidated Corporation strives to produce competitive returns by investing in a diversified portfolio of securities issued by high-quality companies.

Market Risk - The Consolidated Corporation has exposure to losses resulting from potential volatility in interest rates. The Consolidated Corporation attempts to mitigate the exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered fixed income portfolio with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the fixed income investment portfolio are modeled quarterly and reviewed regularly.

Equity Price Risk - Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security's price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between characteristics of the industry and of the individual issuer. The Consolidated Corporation attempted to manage nonsystematic risk by maintaining a portfolio that is diversified across industries and companies.

The following tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2005 and 2004, respectively. The changes selected above reflect management's view of shifts in rates and values that are quite possible over a one-year period. These rates should not be considered a prediction of future events.

Interest rates may, in fact, be much more volatile in the future. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on income, cash flow or shareholders' equity. In addition, the analysis does not take into account any actions that may be taken to reduce the exposure in response to market fluctuations.

                                       Estimated               Adjusted Market Value
December 31, 2005                     Fair Value                as indicated above
-----------------------------         ----------               ---------------------
Interest Rate Risk:
    Fixed maturities                  $  3,788.2                   $  3,591.2
    Cash and cash equivalents               54.5                         54.5
Equity Price Risk:
    Equity securities                      375.1                        337.6
                                      ----------                   ----------
                Totals                $  4,217.8                   $  3,983.3
                                      ==========                   ==========

ITEM 7A. CONTINUED

December 31, 2004
-----------------------------
Interest Rate Risk:
    Fixed maturities                  $  3,649.2                   $  3,463.1
    Cash and cash equivalents              252.6                        252.6
Equity Price Risk:
    Equity securities                      357.4                        321.7
                                      ----------                   ----------
                Totals                $  4,259.2                   $  4,037.4
                                      ==========                   ==========

Certain assumptions are inherent in the above analysis. An instantaneous and parallel shift in interest rates and a simultaneous decline of 10% in equity prices at December 31, 2005 and 2004, are assumed. Also, it is assumed that the change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, and Schedules beginning on page 62 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures

            The Consolidated Corporation's management, with the participation of the Consolidated Corporation's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Consolidated Corporation's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Consolidated Corporation's Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2005.

(b & c)     Management's Report on Internal Control over Financial Reporting

            The management of the Consolidated Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Consolidated Corporation's internal control system was designed to provide reasonable assurance to the Consolidated Corporation's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

            All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

            The Consolidated Corporation's management assessed the effectiveness of the Consolidated Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Consolidated Corporation's internal control over financial reporting is effective based on those criteria.

            The Consolidated Corporation's independent registered public accounting firm has issued an audit report on our assessment of the Consolidated Corporation's internal control over financial reporting. This report appears on page 86 of this Annual Report on Form 10-K.

ITEM 9A. CONTINUED

(d)         Changes in Internal Control over Financial Reporting

            There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Consolidated Corporation's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2006 under the headings "Election of Directors," "Other Matters," "Meetings of the Board of Directors and Committees of the Board," "Shareholder Proposals and Nominations" and "Section 16(a) Beneficial Ownership Reporting Compliance." Additionally, incorporated by reference is the "Code of Ethics for Senior Financial Officers" disclosed on the Corporation's website at www.ocas.com.
                                                              ------------

The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation's Proxy
Statement:

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                    Position with Corporation and/or
                                                   Principal Occupation or Employment
      Name               Age                             During Last Five Years
-----------------        ---                       ----------------------------------
Keith A. Cheesman         47      Vice President and Controller of the Corporation's insurance subsidiaries since September 2004.  Prior to that, Mr. Cheesman served as Director of Administration for Kendle International, Inc. from
                                  November 2000 to August 2004.

Lynn C. Schoel            36      Senior Vice President of Human Resources of the Corporation's
                                  insurance subsidiaries since May 2005.  Mrs. Schoel served as
                                  Assistant Vice President of Compensation of the Corporation's
                                  insurance subsidiaries from 1999 until her current appointment as
                                  Senior Vice President of Human Resources.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2006 under the headings "Executive Compensation," "Employment and Separation Agreements," "Change in Control Agreements," "Pension Plans," "Report of the Executive Compensation Committee," and "Report of the Audit Committee."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference herein from those portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2006 under the headings "Principal Shareholders," and "Shareholdings of Directors, Executive Officers and Nominees for Election as Director," and "Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference herein from these portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2006 under the heading "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference herein from those portions of the Corporation's Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2006 under the heading "Principal Accountant Fees" and "Policies and Procedures Regarding Pre-Approval of Accountant Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS FORM AND REGULATION S-X

                                                                                                  Page Number
                                                                                                in this Report
                                                                                                --------------
(1)   The following financial statements are included herein:

            Consolidated Balance Sheets at December 31, 2005 and 2004                                   63

            Consolidated Statements of Income for the years ended
            December 31, 2005, 2004 and 2003                                                            64

            Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 2005, 2004 and 2003                                                      65

            Consolidated Statements of Cash Flows for the years ended
            December 31, 2005, 2004 and 2003                                                            66

            Notes to Consolidated Financial Statements                                               67-84

            Reports of Independent Registered Public Accounting Firm                                 85-86

(2)   The following financial statement schedules are included herein:

            Schedule I     -   Consolidated Summary of Investments Other
            than Investments in Related Parties at December 31, 2005                                    88

            Schedule II    -   Condensed Financial Information of Registrant
            for the years ended December 31, 2005, 2004 and 2003                                        89

            Schedule III   -   Consolidated Supplementary Insurance
            Information for the years ended December 31, 2005, 2004 and 2003                         90-92

            Schedule IV    -   Consolidated Reinsurance for the years ended
            December 31, 2005, 2004 and 2003                                                            93

            Schedule V     -   Valuation and Qualifying Accounts for the years
            ended December 31, 2005, 2004 and 2003                                                      94

            Schedule VI    -   Consolidated Supplemental Information
            Concerning Property and Casualty Insurance Operations for
            the years ended December 31, 2005, 2004 and 2003                                            95

(b)   EXHIBITS.

See Index to Exhibits on pages 96 and 97 of this Annual Report on Form 10-K.

ITEM 15. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (IN MILLIONS, EXCEPT SHARE DATA)                2005                  2004
--------------------------------------------             ---------              ---------
ASSETS
Investments:
   Fixed income securities:
      Available for sale, at fair value
           (amortized cost:  $3,453.5 and $3,176.8)      $ 3,527.7              $ 3,346.1
      Held-to-maturity, at amortized cost
           (fair value:  $260.5 and $303.1)                  264.4                  301.4
   Equity securities, at fair value
           (cost:  $144.2 and $98.9)                         375.1                  357.4
                                                         ---------              ---------
     Total investments                                     4,167.2                4,004.9

Cash and cash equivalents                                     54.5                  252.6
Premiums and other receivables, net of allowance             309.2                  350.8
Deferred policy acquisition costs                            153.7                  159.8
Property and equipment, net of accumulated depreciation       80.1                   82.9
Reinsurance recoverable, net of allowance                    741.8                  666.5
Agent relationships, net of accumulated amortization         109.7                  122.0
Interest and dividends due or accrued                         55.0                   49.9
Deferred tax asset, net                                       14.8                      -
Other assets                                                  77.1                   25.6
                                                         ---------              ---------
     Total assets                                        $ 5,763.1              $ 5,715.0
                                                         =========              =========

LIABILITIES
Insurance reserves:
   Losses                                                $ 2,435.0              $ 2,269.6
   Loss adjustment expenses                                  511.8                  486.8
   Unearned premiums                                         679.6                  715.5
Debt                                                         200.4                  383.3
Reinsurance treaty funds held                                150.4                  195.0
Deferred tax liability, net                                      -                   21.9
Other liabilities                                            359.5                  348.0
                                                         ---------              ---------
     Total liabilities                                     4,336.7                4,420.1

SHAREHOLDERS' EQUITY
Common stock, $.125 par value
   Authorized shares:  150,000,000
   Issued shares:  72,418,344 and 72,418,344                   9.0                    9.0
Additional paid-in capital                                    18.8                      -
Accumulated other comprehensive income                       178.0                  259.1
Retained earnings                                          1,360.6                1,161.5
Treasury stock, at cost:
   (Shares: 9,137,208 and 10,209,215)                       (140.0)                (134.7)
                                                         ---------              ---------
     Total shareholders' equity                            1,426.4                1,294.9
                                                         ---------              ---------
     Total liabilities and shareholders' equity          $ 5,763.1              $ 5,715.0
                                                         =========              =========

See notes to consolidated financial statements

ITEM 15. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31 (IN MILLIONS,
EXCEPT SHARE AND PER SHARE DATA)                           2005           2004            2003
-----------------------------------                    ------------   -------------   -------------
Premiums and finance charges earned                    $    1,453.6   $     1,446.6   $     1,424.4
Investment income, less expenses                              201.4           201.2           208.7
Investment gains realized, net                                 47.4            23.0            35.9
                                                       ------------   -------------   -------------
      Total revenues                                        1,702.4         1,670.8         1,669.0

Losses and benefits for policyholders                         752.3           777.6           852.5
Loss adjustment expenses                                      155.0           158.7           174.9
General operating expenses                                    475.2           503.7           488.7
Write-down and amortization of agent relationships             12.3            20.6            18.7
Amortization of deferred policy acquisition costs             338.3           365.2           384.0
Deferral of policy acquisition costs                         (332.2)         (355.7)         (372.0)
Depreciation and amortization expense                          11.8            13.2            14.6
Loss on retirement of convertible debt, including
   debt conversion expenses                                     9.0             1.0               -
                                                       ------------   -------------   -------------

      Total expenses                                        1,421.7         1,484.3         1,561.4
                                                       ------------   -------------   -------------

Income before income taxes and cumulative
   effect of an accounting change                             280.7           186.5           107.6

Income tax expense:
   Current                                                     61.3            50.0            21.2
   Deferred                                                     6.7             6.5            10.6
                                                       ------------   -------------   -------------

      Total income tax expense                                 68.0            56.5            31.8
                                                       ------------   -------------   -------------

Income before cumulative effect of an accounting change       212.7           130.0            75.8

Cumulative effect of an accounting change, net of tax             -            (1.6)              -
                                                       ------------   -------------   -------------

Net income                                             $      212.7   $       128.4   $        75.8
                                                       ============   =============   =============

Weighted average shares outstanding - basic              63,450,123      61,509,128      60,848,718
                                                       ============   =============   =============

Earnings per share - basic
Net income, per share                                  $       3.35   $        2.09   $        1.25
                                                       ============   =============   =============

Weighted average shares outstanding - diluted            67,194,425      71,508,519      70,224,196
                                                       ============   =============   =============

Earnings per share - diluted
Net income, per share                                  $       3.19   $        1.89   $        1.18
                                                       ============   =============   =============

See notes to consolidated financial statements

ITEM 15. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             COMMON    ACCUMULATED
                                                ADDITIONAL   STOCK       OTHER                               TOTAL
(IN MILLIONS, EXCEPT SHARE            COMMON     PAID-IN    PURCHASE  COMPREHENSIVE  RETAINED  TREASURY   SHAREHOLDERS'
 AND PER SHARE DATA)                   STOCK     CAPITAL    WARRANTS     INCOME      EARNINGS    STOCK       EQUITY
--------------------------            -------   ----------  --------  -------------  --------  --------   -------------
Balance,
January 1, 2003                       $   9.0   $        -  $   21.1  $       246.2  $  936.7  $ (154.3)  $     1,058.7

Net income                                                                               75.8                      75.8
Change in unrealized gain,
   net of deferred income tax
   expense of $14.8                                                            27.4                                27.4
Change in minimum pension
   liability, net of deferred income
   tax benefit of $10.2                                                       (18.9)                              (18.9)
                                                                                                          -------------
Comprehensive income                                                                                               84.3
Expiration of warrants                                         (21.1)                    21.1                         -
Net issuance of restricted stock
   (11,000 shares)                                                                                  0.1             0.1
Net issuance of treasury
   stock (220,675 shares)                                                                (0.2)      2.9             2.7
                                      -------   ----------  --------  -------------  --------  --------   -------------
Balance,
December 31, 2003                     $   9.0   $        -  $      -  $       254.7  $1,033.4  $ (151.3)  $     1,145.8

Net income                                                                              128.4                     128.4
Change in unrealized gain,
   net of deferred income tax
   expense of $2.0                                                              2.9                                 2.9
Change in minimum pension
   liability, net of deferred
   income tax expense of $0.8                                                   1.5                                 1.5
                                                                                                          -------------
Comprehensive income                                                                                              132.8
Net issuance of restricted stock
   (55,284 shares)                                                                       (0.5)      0.7             0.2
Net issuance of treasury
   stock (1,196,802 shares)                                                               0.2      15.9            16.1
                                      -------   ----------  --------  -------------  --------  --------   -------------
Balance,
December 31, 2004                     $   9.0   $        -  $      -  $       259.1  $1,161.5  $ (134.7)  $     1,294.9

Net income                                                                              212.7                     212.7
Change in unrealized gain,
   net of deferred income tax
   benefit of $43.7                                                           (80.9)                              (80.9)
Change in minimum pension
   liability, net of deferred income
   tax benefit of $0.1                                                         (0.2)                               (0.2)
                                                                                                          -------------
Comprehensive income                                                                                              131.6
Net issuance of restricted stock
   (101,828 shares)                                    1.3                                          1.5             2.8
Unearned stock compensation                                                              (2.1)                     (2.1)
Net issuance of treasury
   stock (1,180,699 shares)                            6.3                                         15.4            21.7
Repurchase of treasury stock
   (1,516,105 shares)                                                                             (39.5)          (39.5)
Cash dividends paid
   ($0.18  per share)                                                                   (11.5)                    (11.5)
Issuance of common stock
   pursuant to Convertible Note
   Transaction (See Note 15)                          11.2                                         17.3            28.5
                                      -------   ----------  --------  -------------  --------  --------   -------------
Balance,
December 31, 2005                     $   9.0   $     18.8  $      -  $       178.0  $1,360.6  $ (140.0)  $     1,426.4
                                      =======   ==========  ========  =============  ========  ========   =============

See notes to consolidated financial statements

ITEM 15. CONTINUED

OHIO CASUALTY CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 (IN MILLIONS)                                       2005            2004            2003
------------------------------------                                    ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $    212.7      $    128.4      $     75.8
      Adjustments to reconcile net income to net cash
           provided by operations:
         Changes in:
            Insurance reserves                                               154.5           141.1           228.4
            Reinsurance treaty funds held                                    (44.6)           44.5            21.1
            Income taxes                                                      14.3            12.0            11.5
            Premiums and other receivables                                    41.6            (2.9)          (23.2)
            Deferred policy acquisition costs                                  6.1             9.5            12.0
            Reinsurance recoverable                                          (75.3)          (73.8)         (172.8)
            Other assets                                                     (29.5)          (13.5)            0.5
            Other liabilities                                                 (4.2)           13.5            18.0
         Loss on retirement of convertible debt, including
            debt conversion expenses                                           9.0             1.0               -
         Income tax benefit from stock option exercises                        4.1               -               -
         Stock-based compensation expense                                      2.5               -               -
         Amortization and write-down of agent relationships                   12.3            20.6            18.7
         Depreciation and amortization                                        11.8            13.2            14.6
         Investment gains realized, net                                      (47.4)          (23.0)          (35.9)
                                                                        ----------      ----------      ----------
Net cash provided by operating activities                                    267.9           270.6           168.7
                                                                        ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities:
      Fixed income, available-for-sale                                    (1,521.9)       (1,702.3)       (1,207.9)
      Fixed income, held-to-maturity                                          (0.9)           (1.9)           (7.7)
      Equity                                                                 (57.5)          (43.3)           (6.1)
   Proceeds from sales of securities:
      Fixed income, available-for-sale                                     1,112.6         1,262.5           883.5
      Equity                                                                  51.7            56.8            39.8
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                                       121.4           103.6            95.5
      Fixed income, held-to-maturity                                          35.9            53.3            17.4
      Equity                                                                     -             3.4            13.7
   Property and equipment:
      Purchases                                                              (10.7)           (8.3)           (9.9)
      Sales                                                                    1.9             1.8             6.1
                                                                        ----------      ----------      ----------
Net cash used in investing activities                                       (267.5)         (274.4)         (175.6)
                                                                        ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt:
      Repayments                                                            (160.3)          (13.0)           (0.6)
      Proceeds from the issuance of senior notes                                 -           199.3               -
      Payment of issuance costs                                                  -            (1.3)              -
      Loss on retirement of convertible debt,
        including conversion expense                                          (3.6)           (0.6)              -
   Proceeds from exercise of stock options and stock purchase plan            15.8            15.1             2.2
   Repurchase of treasury stock                                              (38.9)              -               -
   Dividends paid to shareholders                                            (11.5)              -               -
                                                                        ----------      ----------      ----------
Net cash (used in) provided by financing activities                         (198.5)          199.5             1.6
                                                                        ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                        (198.1)          195.7            (5.3)
Cash and cash equivalents, beginning of year                                 252.6            56.9            62.2
                                                                        ----------      ----------      ----------
Cash and cash equivalents, end of year                                  $     54.5      $    252.6      $     56.9
                                                                        ==========      ==========      ==========

Additional disclosures:
Interest and related fees paid                                          $     19.7      $     17.0      $     10.3
Income taxes paid, net of refunds                                             49.0            44.5             4.4

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollars in millions, except share and per share data, unless otherwise stated)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up Ohio Casualty Group (the Group), collectively the "Consolidated Corporation." The primary products sold consist of insurance for personal auto, homeowners, commercial property, commercial auto, workers' compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 29.7% of its 2005 net premiums written generated in the states of New Jersey (11.6%), Pennsylvania (9.4%) and Kentucky (8.7%).

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States and include the accounts of Ohio Casualty Corporation and its subsidiaries (The Ohio Casualty Insurance Company, West American Insurance Company, Ohio Security Insurance Company, American Fire and Casualty Company, Avomark Insurance Company and Ohio Casualty of New Jersey, Inc.). In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) Interpretation 46 (FIN 46R) a variable interest entity has also been included in the consolidated financial statements of the Consolidated Corporation. See Note 17 for further details on the variable interest entity. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant inter-company transactions have been eliminated.

C. INVESTMENTS

Investment securities are classified into either the held-to-maturity category or available-for-sale category. Fixed income securities classified as held-to-maturity are carried at amortized cost because management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that are not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, net of deferred tax. Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Variations from prepayment assumptions will affect the life and yield of these securities. Transfers of fixed income securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Fair values of fixed income securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Equity securities are carried at quoted market values and include nonredeemable preferred stocks and common stocks.

      The Consolidated Corporation regularly evaluates all investments based on current economic conditions, credit loss experience and other specific developments. The Consolidated Corporation monitors the difference between the cost and estimated fair value of investments to determine whether a decline in value is temporary or other than temporary in nature. The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgement as to the financial position and future prospects of the entity issuing the security. If a decline in the fair value of a security is determined to be other than temporary, it is treated as a realized loss and the cost basis of the security is reduced to its then estimated fair value.

      Realized gains or losses on disposition of investments are determined on the basis of the cost or amortized cost of specific investments sold on the trade date basis.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Consolidated Corporation's financial instruments include cash and cash equivalents which approximate fair value at December 31, 2005 and 2004. The fair value of the Senior Notes is based on quoted market prices. As of December 31, 2005, the fair value and carrying value of the Senior Notes was $213.8 and $197.7, respectively. As of December 31, 2004, the fair value of the Convertible and Senior Notes was $201.3 and $215.2, respectively. The carrying value of the Convertible and Senior Notes as of December 31, 2004 was $182.5 and $197.6, respectively. See Note 15 for information on the redemption and conversion of the Convertible Notes.

E. PREMIUMS

Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of bad debt allowances of $4.2 and $4.3 at December 31, 2005 and 2004, respectively.

F. DEFERRED POLICY ACQUISITION COSTS

Acquisition costs incurred at policy issuance net of applicable reinsurance ceding commissions are deferred and amortized over the term of the policy in order to facilitate a matching of revenues and expenses. Acquisition costs which are deferred consist principally of commissions, brokerage fees, salaries and certain other underwriting expenses that vary directly with the acquisition of insurance contracts. Quarterly, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if deferred costs can be recovered through future revenue streams. No recoverability issues were indicated in the periods presented. Amortization of deferred acquisition costs was $338.3, $365.2 and $384.0 for the years ending December 31, 2005, 2004 and 2003, respectively.

G. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation of $177.2 and $167.4 at December 31, 2005 and 2004, respectively. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over an estimated useful life of 32 years; furniture and equipment over a three to seven year useful life.

H. INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Group capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life of 10 years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheets were $58.5 and $15.9 at December 31, 2005, and $55.2 and $11.4 at December 31, 2004, respectively.

I. AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The asset represents the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated quarterly in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involves significant management judgments to evaluate the capacity of an acquired agent relationship to perform within projections. If future projected undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized. See Note 13 for further details regarding the agent relationships asset.

J. LOSS RESERVES

The reserves for unpaid losses and loss adjustment expenses (LAE) are based on estimates of ultimate claim costs, including claims incurred but not reported
(IBNR), salvage and subrogation and inflation without discounting. For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. Reserves are reviewed quarterly using generally accepted actuarial techniques and any resulting adjustments are reflected in current earnings. The estimates are developed using the facts in each case, experience with similar cases and the effects of current developments and anticipated trends. Accordingly there can be no assurance that the ultimate liability will not vary significantly from such estimates.

K. REINSURANCE

In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Group records its ceded reinsurance transactions on a gross basis by recording an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of an allowance of $3.7 and $2.3 as of December 31, 2005 and 2004, respectively. The Group is also required to maintain a reinsurance treaty fund as stipulated by the first layer casualty treaty. Under the reinsurance program in effect prior to January 1, 2005, the Group deposited premium into the fund and made withdrawals to pay claims that qualify for that contract of reinsurance. Interest from the securities is shared with the reinsurers. The securities held by the fund are recorded as assets with a corresponding liability on the Consolidated Corporation's balance sheets. The ceded reinsurance transactions are recorded in the same manner as all other cessions.

L. INCOME TAXES

The Consolidated Corporation files a consolidated federal income tax return. The Consolidated Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The principal assets and liabilities giving rise to such differences are net unrealized gains/losses on securities, loss reserves, unearned premium reserves, deferred policy acquisition costs and accruals not currently deductible. The Consolidated Corporation reviews its deferred tax assets for recoverability. At December 31, 2005 and 2004, the Consolidated Corporation is able to demonstrate that the benefit of its deferred tax assets is fully realizable.

M. STOCK BASED COMPENSATION

The Consolidated Corporation accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25,"

Accounting for Stock Issued to Employees." Under APB 25, the Consolidated Corporation recognizes expense based on the intrinsic value of stock based compensation. See Note 19 for the Consolidated Corporation's disclosure regarding the pending adoption of SFAS 123(R). Had the Consolidated Corporation adopted the income statement recognition requirements of SFAS 123 "Accounting for Stock Based Compensation," the Consolidated Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                             2005        2004         2003
                                         -----------  -----------  -----------
Net income
   As reported:                          $     212.7  $     128.4  $      75.8
   Add: Stock-based
      employee compensation
      reported in net
      income,  net of
      related tax effect                         1.6          0.3          0.1
   Deduct:  Total
      stock-based employee
      compensation, net of
      related tax effects                        5.8          6.4          5.8
                                         -----------  -----------  -----------
   Pro Forma:                            $     208.5  $     122.3  $      70.1
                                         ===========  ===========  ===========
Basic EPS
   As reported:                          $      3.35  $      2.09  $      1.25
   Pro Forma:                            $      3.29  $      1.99  $      1.15
Average shares outstanding -
   basic                                  63,450,123   61,509,128   60,848,718
Diluted EPS*
   As reported:                          $      3.19  $      1.89  $      1.18
   Pro Forma                             $      3.13  $      1.81  $      1.09
Average shares outstanding -
   diluted                                67,194,425   71,508,519   70,224,196
                                         ===========  ===========  ===========


*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 in 2005, 2004 and 2003. Also see Note 9.

N. INSURANCE ASSESSMENTS

The Group accrues a liability for insurance related assessments in accordance with SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." As of December 31, 2005 and 2004, the undiscounted liability for these assessments was $11.9 and $8.8, respectively. A portion of these assessments are recoupable by the Group based upon premium tax credits or policyholder surcharges. In accordance with SOP 97-3, the Group has established an asset of $3.7 and $1.7 at December 31, 2005 and 2004, respectively. These amounts are expected to be realized in the near future as premium tax credits are used on the tax returns for the respective states and/or policyholder surcharges are collected.

O. EARNINGS PER SHARE

Earnings per share of common stock is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share includes the effect of the assumed exercise of dilutive common stock options, the effects of earned stock based compensation and the convertible debt impact based upon the "if-converted" method as prescribed in EITF 04-8. See Note 9 for the impact of EITF 04-8.

P. CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. As of December 31, 2005 and 2004, the Group had $3.7 and $8.6, respectively, of cash held in escrow or otherwise subject to withdrawal restrictions. At December 31, 2005 and 2004, the Consolidated Corporation reclassified amounts previously presented as short-term investments to cash and cash equivalents on the consolidated balance sheets.

Q. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- INVESTMENTS

Investment income is summarized as follows:

                                2005        2004       2003
                               ------      ------     ------
Investment income from:
   Fixed income securities     $207.3      $208.3     $210.9
   Equity securities              9.6         9.1        8.4
   Cash equivalents               3.2         2.4        0.5
                               ------      ------     ------
Total investment income         220.1       219.8      219.8
Investment expenses              18.7        18.6       11.1
                               ------      ------     ------
Investment income, less
   expenses                    $201.4      $201.2     $208.7
                               ======      ======     ======

      The gross realized gains and losses from sales of securities were as follows:

                      Gross      Gross      Net
                     Realized  Realized   Realized
December 31           Gains    (Losses)    Gains
-----------          --------  --------   --------
2005                 $   63.6  $  (16.2)  $   47.4
2004                     50.6     (27.6)      23.0
2003                     57.3     (21.4)      35.9

      Included in realized losses were the write-down of securities for other than temporary declines in market value of $2.4, $8.7 and $10.5, in 2005, 2004 and 2003, respectively.

      In the first quarter of 2003, the Consolidated Corporation transferred $368.8 of its fixed income securities from the available-for-sale classification into the held-to-maturity classification, which resulted in a $20.9 unrealized holding gain. The remaining unamortized unrealized holding gain of $10.1 and $12.7 as of December 31, 2005 and 2004, respectively, is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. This transfer was made as the Consolidated Corporation has both the ability to hold investments to maturity and the positive intent to do so. As of December 31, 2005 and 2004, the amortized cost of the held-to-maturity portfolio was $264.4 and $301.4, respectively. The reduction for the year was a result of scheduled payments and maturities on the securities held in this classification.

      Changes in unrealized (losses) gains on investments in securities are summarized as follows:

                                                 2005      2004     2003
                                               --------   ------   ------
Change in unrealized (losses) gains:
   Fixed income securities                     $  (97.8)  $ (1.7)  $ (1.2)
   Equity securities                              (27.6)     7.4     31.1
   Cash equivalents                                 0.8     (0.8)       -
   Transfer of securities to
      held-to-maturity                                -        -     12.3
                                               --------   ------   ------
   Deferred tax benefit
      (expense)                                    43.7     (2.0)   (14.8)
                                               --------   ------   ------
Change in net unrealized
   (losses) gains                              $  (80.9)  $  2.9   $ 27.4
                                               ========   ======   ======

      The amortized cost and estimated fair values of investments in available-for-sale fixed income and equity securities, (common and preferred stock) are as follows:

                                         Gross       Gross     Estimated
                           Amortized  Unrealized  Unrealized      Fair
2005                          Cost       Gains      Losses       Value
----                       ---------  ----------  ----------   ----------
Securities:
  U.S. Government          $    25.8  $      0.3  $     (0.2)  $     25.9
  States, municipalities
   and political
   subdivisions              1,269.7        11.2        (3.5)     1,277.4
  Corporate securities       1,554.5        72.2        (5.8)     1,620.9
  Mortgage-backed
   securities:
   U.S. Government
     Agency                     33.5         0.1        (0.4)        33.2
   Other                       570.0         4.1        (3.8)       570.3
                           ---------  ----------  ----------   ----------
Total fixed income
     securities              3,453.5        87.9       (13.7)     3,527.7
Equity securities              144.2       232.3        (1.4)       375.1
Cash and cash
   equivalents                  54.5           -           -         54.5
                           ---------  ----------  ----------   ----------
Total investments,
   cash and cash
   equivalents             $ 3,652.2  $    320.2  $    (15.1)  $  3,957.3
                           =========  ==========  ==========   ==========

                                         Gross       Gross    Estimated
                           Amortized  Unrealized  Unrealized    Fair
2004                          Cost      Gains       Losses     Value
----                       ---------  ----------  ----------  ---------
Securities:
  U.S. Government          $    31.9  $      1.5  $        -  $    33.4
  States, municipalities
   and political
   subdivisions              1,018.4        16.9        (0.7)   1,034.6
  Corporate securities       1,614.4       131.8        (1.4)   1,744.8
  Mortgage-backed
   securities:
   U.S. Government Agency        7.2         0.4           -        7.6
   Other                       504.9        22.3        (1.5)     525.7
                           ---------  ----------  ----------  ---------
Total fixed income
      securities             3,176.8       172.9        (3.6)   3,346.1
Equity securities               98.9       259.2        (0.7)     357.4
Cash and cash
    equivalents                253.4           -        (0.8)     252.6
                           ---------  ----------  ----------  ---------
Total investments,
    cash and cash
    equivalents            $ 3,529.1  $    432.1  $     (5.1) $ 3,956.1
                           =========  ==========  ==========  =========

      The amortized cost and estimated fair values of investments in held-to-maturity securities are as follows:

                                        Gross       Gross     Estimated
                           Amortized  Unrealized  Unrealized    Fair
2005                          Cost       Gains      Losses      Value
----                       ---------  ----------  ----------  ---------
Securities:
  Corporate securities     $   160.1  $      1.8  $     (4.0) $   157.9
  Mortgage-backed
   securities:
   Other                       104.3         0.2        (1.9)     102.6
                           ---------  ----------  ----------  ---------
Total held-to-maturity
   securities              $   264.4  $      2.0  $     (5.9) $   260.5
                           =========  ==========  ==========  =========

                                        Gross        Gross    Estimated
                           Amortized  Unrealized  Unrealized    Fair
2004                          Cost      Gains       Losses      Value
----                       ---------  ----------  ----------  ---------
Securities:
  Corporate
   securities              $   164.7  $      2.9  $     (1.0) $   166.6
  Mortgage-backed
   securities:
   Other                       136.7         0.6        (0.8)     136.5
                           ---------  ----------  ----------  ---------
Total held-to-maturity
   securities              $   301.4  $      3.5  $     (1.8) $   303.1
                           =========  ==========  ==========  =========

      For securities in an unrealized loss position, the Consolidated Corporation evaluates the difference between the cost/amortized cost and estimated fair value of the security to determine whether a decline in value is temporary or other than temporary in nature. Securities that had a relatively high degree of decline in value and/or securities that had been in unrealized loss positions for longer, continuous periods of time are more closely reviewed. This assessment includes many factors such as the issuing entity's financial position, financial flexibility, future prospects, management competence, and industry fundamentals. Based on this review, the Consolidated Corporation makes a judgement as to whether the decline in value is temporary or other than temporary.

      The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by the length of time the securities have continuously been in an unrealized loss position as of December 31:

2005

Available-for-sale securities with unrealized losses:

                                 Less than 12         12 months or
                                    months               longer                 Total
                           ---------------------  ---------------------  ---------------------
                             Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
                             Value      Losses      Value      Losses      Value      Losses
                           ---------  ----------  ---------- ----------  ---------  ----------
Securities:
  U.S. government          $    16.3  $     (0.2) $        -  $       -  $    16.3  $     (0.2)
  States, municipal-
    ities and
    political subdivisions     427.7        (3.2)       13.9       (0.3)     441.6        (3.5)
  Corporate securities         278.1        (5.3)       17.2       (0.5)     295.3        (5.8)
  Mortgage-backed
    securities:
        Government              28.5        (0.4)          -          -       28.5        (0.4)
    Other                      274.0        (3.3)       13.1       (0.5)     287.1        (3.8)
                           ---------  ----------  ----------  ---------  ---------  ----------
Total fixed
  income securities          1,024.6       (12.4)       44.2       (1.3)   1,068.8       (13.7)
                           ---------  ----------  ----------  ---------  ---------  ----------
Equity securities               27.4        (0.9)        1.8       (0.5)      29.2        (1.4)
                           ---------  ----------  ----------  ---------  ---------  ----------
Total temporarily
impaired securities        $ 1,052.0  $    (13.3) $     46.0  $    (1.8) $ 1,098.0  $    (15.1)
                           =========  ==========  ==========  =========  =========  ==========

Held-to-maturity securities with unrealized losses:

                                             Less than 12          12 months or
                                               months                 longer                  Total
                                        ---------------------  ---------------------  ---------------------
                                          Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
                                          Value      Losses      Value      Losses      Value      Losses
                                        ---------  ----------  ---------- ----------  ---------  ----------
Securities:
 Corporate securities                   $    66.9  $     (1.9) $     56.6  $    (2.1) $   123.5  $     (4.0)
 Mortgage-backed securities:
    Other                                    66.6        (1.2)       19.0       (0.7)      85.6        (1.9)
                                        ---------  ----------  ----------  ---------  ---------  ----------
Total temporarily impaired securities   $   133.5  $     (3.1) $     75.6  $    (2.8) $   209.1  $     (5.9)
                                        =========  ==========  ==========  =========  =========  ==========

2004

Available-for-sale securities with unrealized losses:

                                             Less than 12          12 months or
                                               months                 longer                  Total
                                        ---------------------  ---------------------  ---------------------
                                          Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
                                          Value      Losses      Value      Losses      Value      Losses
                                        ---------  ----------  ---------- ----------  ---------  ----------
Securities:
 States, municipalities and political
   subdivisions                         $   187.8  $     (0.7) $        -  $       -  $   187.8  $     (0.7)
 Corporate securities                        97.7        (1.1)        9.8       (0.3)     107.5        (1.4)
 Mortgage-backed securities:
   Other                                     88.4        (1.2)       16.5       (0.3)     104.9        (1.5)
                                        ---------  ----------  ----------  ---------  ---------  ----------
Total fixed income securities               373.9        (3.0)       26.3       (0.6)     400.2        (3.6)
Equity securities                             9.6        (0.7)          -          -        9.6        (0.7)
Cash and cash equivalents                   177.4        (0.8)          -          -      177.4        (0.8)
                                        ---------  ----------  ----------  ---------  ---------  ----------
Total temporarily impaired securities   $   560.9  $     (4.5) $     26.3  $    (0.6) $   587.2  $     (5.1)
                                        =========  ==========  ==========  =========  =========  ==========

Held-to-maturity securities with unrealized losses:

                                             Less than 12          12 months or
                                               months                 longer                 Total
                                        ---------------------  ---------------------  ---------------------
                                          Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
                                          Value      Losses      Value      Losses      Value      Losses
                                        ---------  ----------  ---------- ----------  ---------  ----------
 Corporate securities                   $    85.8  $     (1.0) $        -  $       -  $    85.8  $     (1.0)
 Mortgage-backed securities:
   Other                                     66.8        (0.7)        9.9       (0.1)      76.7        (0.8)
                                        ---------  ----------  ----------  ---------  ---------  ----------
Total temporarily impaired securities   $   152.6  $     (1.7) $      9.9  $    (0.1) $   162.5  $     (1.8)
                                        =========  ==========  ==========  =========  =========  ==========

      Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

      As part of its evaluation of the aggregate $21.0 unrealized loss on securities in the investment portfolio at December 31, 2005, management performed a more intensive review of securities with a higher unrealized loss percentage when compared with their cost or amortized cost. Based on this review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2005. In the table above, there are approximately 420 securities represented. Of this total, 11 securities have unrealized loss positions greater than 5% of their market values at December 31, 2005, with none exceeding 20%. This group represents $2.1, or 10% of the total unrealized loss position. Of this group, six securities representing approximately $1.1 in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining five securities in an unrealized loss position for longer than twelve months totaling $1.0, management believes they will recover the cost basis of these securities, and has both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors, as described above, when evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to the then fair value with the realized loss recognized in the consolidated statements of income.

      Gross gains of $20.7, $11.8 and $19.7 and gross losses of $14.2, $27.5 and $18.2 were realized on the sales of fixed income securities in 2005, 2004 and 2003, respectively.

      The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2005 and 2004, these investments had a fair value of $53.8 and $60.9, respectively.

      The amortized cost and estimated fair value of fixed income securities at December 31, 2005, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Estimated
                                      Amortized       Fair
Available-for-sale                       Cost         Value
------------------                    ---------     ---------
Due in one year or less               $   100.0     $    100.7
Due after one year through five
  years                                   523.4          537.8
Due after five years through ten
  years                                 1,240.4        1,271.8
Due after ten years                       986.2        1,013.9
Mortgage-backed securities:
   U.S. Government Agency                  33.5           33.2
   Other                                  570.0          570.3
                                      ---------      ---------
Total fixed income securities         $ 3,453.5      $ 3,527.7
                                      =========      =========

                                                              Estimated
                                                Amortized       Fair
Held-to-maturity                                   Cost         Value
----------------                                ---------     ---------
Due after one year through five years           $    31.3     $    30.5
Due after five years through ten years              100.2          97.1
Due after ten years                                  28.6          30.3
Mortgage-backed securities:
   Other                                            104.3         102.6
                                                 --------     ---------
Total fixed income securities                    $  264.4     $   260.5
                                                 ========     =========

NOTE 3  --  INCOME TAXES

The effective income tax rate is less than the statutory corporate tax rate of 35% for 2005, 2004 and 2003 for the following reasons:

                                                  2005      2004     2003
                                                 ------    ------   -------
Tax at statutory rate                            $ 98.2    $ 65.3   $  37.7
Tax exempt interest                               (15.8)     (5.8)     (1.3)
Dividends received deduction (DRD)                 (1.7)     (1.8)     (2.1)
Proration of DRD and tax exempt interest            2.9       1.0       0.4
Settlement of IRS examinations                    (15.2)        -         -
Other                                              (0.4)     (2.2)     (2.9)
                                                 ------    ------   -------
Actual tax expense                               $ 68.0    $ 56.5   $  31.8
                                                 ======    ======   =======

Income taxes payable were $17.3 and $9.8 at December 31, 2005 and 2004, respectively.

      The components of the net deferred tax asset/(liability) were as follows:

                                                  2005      2004
                                                -------    -------
Unearned premium proration                      $  45.2    $  45.5
Accrued expenses                                    3.1       14.5
Postretirement benefits                            33.3       36.0
Discounted loss and loss expense reserves          97.5       92.1
                                                -------    -------
Total deferred tax assets                         179.1      188.1
                                                -------    -------
Deferred policy acquisition costs                 (53.8)     (55.9)
Unrealized gains on investments                  (110.5)    (154.1)
                                                -------    -------
Total deferred tax liabilities                   (164.3)    (210.0)
                                                -------    -------
Net deferred tax asset/(liability)              $  14.8    $ (21.9)
                                                =======    =======

      The Consolidated Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary for either period presented.

      At December 31, 2004, the Consolidated Corporation disclosed it had been examined by the Internal Revenue Services (IRS) for the tax years 1997 to 2001 and was then in the process of finalizing a settlement. On August 25, 2005, the IRS issued notification to the Consolidated Corporation that a settlement concerning its examination of these tax years was approved. This settlement resulted in a $2.7 net tax benefit related to realized capital gains, as well as interest income, before tax, of $0.9. In conjunction with the IRS settlement, the Consolidated Corporation reversed $9.1 ($8.0 related to realized capital gains and $1.1 related to operations) of book tax reserves.

      Additionally, on September 28, 2005, the IRS advised the Consolidated Corporation that it accepted a protective claim for refund for the 1996 tax year related to adjustments resulting from the 2003 settlement of the IRS examination of the 1995 tax year. The acceptance of this protective refund claim resulted in a $3.4 net tax benefit related to operations and interest income, before tax, of $1.6 million.

      In the aggregate, when considering all of the above referenced items related to the IRS settlement, net income for 2005 was favorably impacted by $16.8, comprised of a $15.2 net tax benefit ($4.5 related to operations and $10.7 related to capital gains) and $1.6 after-tax interest income. This net tax benefit had the effect of lowering the Consolidated Corporation's effective income tax rate by 5.4% for the year ended December 31, 2005.

NOTE 4 -- EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit retirement plan, a contributory health care plan, life and disability insurance plans and a savings plan covering substantially all employees. Benefit expenses associated with these plans are as follows:

                                2005    2004      2003
                               ------  ------    ------
Employee benefit costs
   (benefit):
   Retirement plan             $  4.0  $  3.8    $  4.2
   Postretirement plan           (2.7)    0.1      10.5
   Health care insurance         13.5    14.9      14.4
   Life and disability
     insurance                    2.1     2.0       1.9
   Savings plan                  15.0     6.6       3.0
                               ------  ------    ------
Total                          $ 31.9  $ 27.4    $ 34.0
                               ======  ======    ======

DEFINED BENEFIT RETIREMENT PLAN

      The Company has a non-contributory defined benefit retirement plan. Based on eligibility requirements outlined below, retirement benefits accrued after June 30, 2004 are generally payable to eligible employees upon termination of employment so long as they have completed five years of vesting service. Retirement benefits accrued through June 30, 2004 under the Employees Retirement Plan are generally payable to eligible employees upon retirement at age 65 so long as they have completed five years of vesting service or in reduced amounts upon retirement prior to age 65 so long as they have completed ten years of vesting service. A retiree's benefit amount is based upon their June 30, 2004 accrued benefit, if any, the years of credited service after June 30, 2004 and before age 50, if any, the years of credited service after June 30, 2004 and after attaining age 50, if any, and final average compensation for the five consecutive calendar years of highest salary during the last ten years of service immediately prior to age 65 or, if greater, the average annual compensation paid during the 60 consecutive month period immediately preceding retirement or other termination of employment.

      In 2004, the Company announced changes to the defined benefit retirement plan which froze accrued benefits under the plan's then current formula and incorporated a new benefit accrual formula beginning July 2004.

      The net periodic pension cost is determined as follows:

                                                         2005       2004      2003
                                                        ------     ------    ------
Service cost earned during the year                     $  7.3     $  7.7    $  7.2
Interest cost on projected benefit obligation             17.3       16.8      18.4
Expected return on plan assets                           (21.9)     (21.6)    (21.6)
Amortization of accumulated losses                         3.6        2.7         -
Amortization of unrecognized prior service cost           (2.3)      (1.9)      0.2
Curtailment                                                  -        0.1         -
                                                        ------     ------    ------
Net periodic pension cost                               $  4.0     $  3.8    $  4.2
                                                        ======     ======    ======

      The following data in the tables below are measured as of September 30, 2005 and 2004, the measurement date. Changes in the benefit obligation during the year:

                                                               2005       2004
                                                              ------     -------
Benefit obligation at beginning of year                       $299.5     $ 318.2
                                                              ------     -------
Service cost                                                     7.3         7.7
Interest cost                                                   17.3        16.8
Actuarial loss                                                  17.5        19.4
Benefits paid                                                  (18.3)      (17.7)
Amendment                                                        -         (32.7)
Curtailment                                                      -         (12.2)
                                                              ------     -------
Benefit obligation at end of year                             $323.3     $ 299.5
                                                              ======     =======

      Changes in retirement plan assets during the year:

                                                                        2005          2004
                                                                       ------        ------
Fair value of plan assets at beginning of year                         $262.8        $241.7
                                                                       ------        ------
Actual return on plan assets                                             34.6          31.3
Benefits paid                                                           (18.3)        (17.7)
Employer contributions as of measurement date                            10.1           7.5
                                                                       ------        ------
Fair value of plan assets at end of year                               $289.2        $262.8
                                                                       ======        ======

      A summary of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets as of the measurement date is as follows:

                                        2005          2004
                                       ------        ------
Projected benefit obligation           $323.3        $299.5
Accumulated benefit obligation          319.4         299.0
Fair value of plan assets               289.2         262.8

      During 2005 and 2004, the Company contributed approximately $8.2 and $7.5, respectively, to its retirement plan prior to the measurement date and contributed an additional $18.0 and $1.9 during the fourth quarters of 2005 and 2004, respectively. The Company contributed $19.0 in the first quarter 2006 and is currently evaluating whether additional contributions will be made during the balance of the fiscal year 2006.

      Retirement plan funding at December 31:

                                                           2005         2004
                                                          ------       ------
Funded status                                             $(34.1)      $(36.7)
Unrecognized net gain                                       73.2         72.1
Unrecognized prior service cost                            (27.5)       (29.8)
Employer contribution after measurement date                18.0          1.9
                                                          ------       ------
Prepaid pension asset, net of accrued liability           $ 29.6       $  7.5
                                                          ======       ======

      The net prepaid pension asset at December 31, 2005 and 2004 consists of an accrued prepaid asset of $30.8 and $8.6, for the retirement plan and an accrued liability of $1.2 and $1.1, respectively for the Benefit Equalization Plan, a non-qualified plan.

      Total benefit payments expected to be paid to retirement plan participants, which includes estimated future service, are as follows:

2006                               $  18.9
2007                                  19.2
2008                                  19.8
2009                                  20.7
2010                                  21.8
2011 - 2016                          127.6
                                   -------
Total 2006-2016                    $ 228.0
                                   =======

      Management of the Company reviews the assumptions used in the actuarial valuation on an annual basis, or more frequently as deemed necessary. Management believes the assumptions listed below are reasonable and appropriate based upon the current level of interest rates for high-quality debt securities, average future rate of return on the plan's target asset allocation and underlying compensation levels and merit increases.

                                                2005      2004       2003
                                               -------   -------    -------
Measurement date                               9/30/05   9/30/04    9/30/03
Expected long-term return on plan assets          8.75%    8.75%      8.75%
Discount rate on plan benefit obligations         5.50%    5.95%      6.15%
Expected future rate of salary increases          4.00%    4.00%      4.00%

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

      In determining the discount rate assumption, the Company utilized current market information including analysis of the Moody's Aa Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cashflow model of the plan's benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and post-retirement medical benefit obligations. The yield curve is comprised of the highest quartile yielding bonds with at least an "Aa" rating and with maturities primarily between zero and thirty years.

      The Company considers future changes attributed to general price levels, productivity, seniority, promotion, and other factors when developing the salary increase assumption. In addition, the Company compares long-term salary increase estimates to its actual history. Based on 2006 budgeted salary and merit increases, as well as future estimated increases, the Company maintained its expected future rate of salary increase at 4.0%.

      The Company's targeted ranges of asset allocation for the retirement plan at December 31 by asset category are as follows:

                              2005         2004
                             -----        -----
Equity securities            51-75%       55-79%
Fixed income securities      25-35%       22-30%
Real estate                   8-12%        4-10%
Other                          0-5%         0-5%

      The retirement plan's weighted-average asset allocation at September 30, 2005 and 2004, the measurement date, by asset category is as follows:

                                 2005          2004
                                -----         -----
Equity securities                61.0%         59.8%
Fixed income securities          25.4%         28.7%
Real estate                       9.5%          8.9%
Other                             4.1%          2.6%
                                -----         -----
   Total                        100.0%        100.0%
                                =====         =====

      Investments are diversified among capitalization and style within the equity portfolio. Up to 18% of the retirement plan's portfolio may be invested in financial markets outside of the United States. In order to minimize equity risk, limitations are placed on the overall amount that can be invested in a single stock at both cost and market value. Equity investments are also diversified across the various economic sectors. To further diversify risk, approximately 9.4% of the portfolio is allocated to real estate at December 31, 2005.

      Retirement plan assets at December 31, 2005 include $15.1 of the Corporation's common stock at market value compared to $12.4 at December 31, 2004. The retirement plan held 534,464 shares of the Corporation's common stock at December 31, 2005 and 2004. The retirement plan did not purchase or sell any shares of the Corporation's common stock during 2005. The retirement plan purchased no additional shares and sold 237,500 shares of the Corporation's common stock during 2004.

      The fair value of the retirement plan assets was less than the accumulated benefit obligation as of September 30, 2005 and 2004, resulting in the recognition of a minimum pension liability of approximately $41.9 and $41.6. These amounts represent components of accumulated other comprehensive loss reported in the December 31, 2005 and 2004 consolidated balance sheets.

CONTRIBUTORY POSTRETIREMENT HEALTH CARE PLAN

      The Company's health care plan is a predominately managed care plan. Prior to July 1, 2004, retired employees were eligible to continue to participate in the health care and life insurance plans of the Company. In March 2004, the Company announced changes related to its postretirement health care plan that limits eligibility for subsidized retiree coverages to the then current retirees and employees with 25 or more years of service as of July 1, 2004 and who subsequently then retire. Other employees who retire from the organization are eligible for access to unsubsidized retiree medical and dental coverage until age 65. Contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Company. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are approximately 1,900 active employees and 1,600 retired employees covered by these plans.

      The components of the Company's net periodic postretirement benefit cost at December 31:

                                2005        2004        2003
                               ------      ------      ------
Service cost                   $  0.3      $  0.8      $  2.9
Interest cost                     3.0         4.0         7.4
Amortization of
  unrecognized prior service
  costs                          (6.1)       (5.0)        0.2
Amortization of net loss          0.1         0.2           -
Curtailment                         -         0.1           -
                               ------      ------      ------
Net periodic
  postretirement (benefit)
  cost                         $ (2.7)     $  0.1      $ 10.5
                               ======      ======      ======

      As a result of the plan amendment described above, the Company has unrecognized prior service costs of $60.4 which it is amortizing as a reduction of net periodic postretirement cost over a period of ten years. The unrecognized prior service cost will be fully amortized by 2014.

      Changes in the postretirement benefit obligation during the year:

                                                                                     2005         2004
                                                                                    ------      -------
Benefit obligation at beginning of year                                             $ 54.5      $ 126.4
                                                                                    ------      -------
Service cost                                                                           0.3          0.8
Interest cost                                                                          3.0          4.0
Benefits paid net of plan participants' contributions                                 (4.9)        (4.9)
Increase due to actuarial gain, change in discount rate, or other assumptions         (1.2)        (9.4)
Amendment                                                                                -        (61.5)
Curtailment                                                                              -         (0.9)
                                                                                    ------      -------
Benefit obligation at end of year                                                   $ 51.7      $  54.5
                                                                                    ======      =======

      The accrued postretirement benefit liability at December 31:

                                                          2005          2004
                                                         -------       -------
Accumulated postretirement benefit obligation            $  51.7       $  54.5
Unrecognized net loss                                       (4.3)         (6.9)
Unrecognized prior service cost                             48.9          55.3
Post measurement date contributions                         (1.2)            -
                                                         -------       -------
Accrued postretirement benefit liability                 $  95.1       $ 102.9
                                                         =======       =======

      The postretirement benefit trend and discount rate assumptions are as follows:

                                                                2005        2004       2003
                                                               -------     -------    -------
Measurement date                                               9/30/05     9/30/04    9/30/03
Medical trend rate                                               9.00%      10.00%    10.00%
Prescription drug rate                                          12.00%      10.00%    10.00%
Ultimate medical care and prescription drug trend rate           5.00%       5.00%     5.00%
Year ultimate trend rate reached                                 2013        2014      2013
Dental trend rate                                                5.00%       5.00%     5.00%
Discount rate                                                    5.35%       5.75%     6.15%

      Management of the Company reviews the assumptions used in the actuarial valuation on an annual basis, or more frequently as deemed necessary. Management reviews external data and its own historical trends for health care costs to determine the medical and dental trend rates. Management reviews market rates for high quality corporate bonds and fixed income investments consistent with the duration of its liabilities to determine the discount rate. Management believes the assumptions are reasonable and appropriate.

      Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $4.2 and increase the postretirement benefit cost for 2005 by $0.3. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $3.6 and decrease the postretirement benefit cost for 2005 by $0.2.

      Total benefit payments expected to be paid to participants are as follows:

2006                          $  4.3
2007                             4.3
2008                             4.1
2009                             4.0
2010                             4.0
2011 - 2016                     19.0
                              ------
Total 2006-2016               $ 39.7
                              ======

EMPLOYEE SAVINGS PLAN

      Employees can contribute a percentage of their eligible compensation to the Employee Savings Plan, a defined contribution plan. Effective January 1, 2005, the provisions of the Company's matching contribution were changed to what is known as a 'safe harbor' match. The Company's match is one dollar for each one dollar contributed for the first 3% of a participant's eligible compensation contributed and fifty cents for each one dollar contributed for the next 2% of a participant's eligible compensation contributed. The maximum employer match is 4%. During 2004 and 2003, respectively, the Company matched 3% of the first 6% of a participant's contribution to the plan. This match is invested according to the investment direction chosen by the participant. The Company contributed $4.4, $2.9 and $3.0 in 2005, 2004 and 2003, respectively for the participant match. Also effective January 1, 2005, employees with 10 or more years of service as of July 1, 2004 were eligible for a temporary, discretionary, additional employer contribution of 2.5% percent of eligible compensation. The Company contributed $1.7 in 2005 for this additional contribution. In July 2004, the Employee Savings Plan added a profit sharing contribution feature for all eligible employees based upon a profitability target established by the Company. An accrual of $8.9 and $3.7 was established by the Company at December 31, 2005 and 2004, respectively, for this profit sharing component. The profit sharing contribution is generally deposited into the employees account during the first quarter of the following calendar year.

NOTE 5 - STOCK BASED COMPENSATION

The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation's long-term financial success. The Consolidated Corporation's stock based incentive programs are accounted for under APB 25 "Accounting for Stock Issued to Employees." Beginning on January 1, 2006, the Consolidated Corporation will account for stock based incentive programs under SFAS 123R, "Share-Based Payment." See Note 19 - Recently Issued Accounting Standards for more detail regarding SFAS 123R.

2005 INCENTIVE PLAN

      On May 18, 2005, the shareholders of the Corporation approved the Consolidated Corporation's 2005 Incentive Plan (2005 Plan) which provides for stock based compensation to employees and non-employee directors. Approval of the 2005 Plan resulted in the termination of the following existing stock incentive plans of the Consolidated Corporation as to new equity-based awards:
(i) the 2002 Stock Incentive Plan, (ii) the 1999 Broad-Based Employee Stock Option Plan and (iii) the 2002 Broad-Based Employee Stock Option Plan.

      Upon termination of the 2002 Stock Incentive Plan, the number of shares left to be issued, as well as, shares subsequently forfeited were made available under the 2005 Plan. At December 31, 2005, 2,020,465 shares were available for issuance under the 2005 Plan. The Executive Compensation Committee or the Board of Directors with respect to director awards (collectively, the "Committee") is responsible for the administration of the 2005 Plan. Equity-based awards that may be granted under the 2005 Plan include stock options, restricted stock, restricted stock units, stock appreciation rights and shares of the Corporation's common stock as defined in the 2005 Plan document. In addition to equity-based compensation, the 2005 Plan also authorizes grants of performance based awards in the form of restricted stock, restricted stock units, stock units and cash awards. The 2005 Plan limits the number of shares of stock with respect to which awards may be issued to any participant in a calendar year to 400,000.

      The options available for grant under the 2005 Plan may be either incentive or non-qualified options as defined by the Internal Revenue Code. The difference affects treatment of the options for income tax purposes by the individual employee, director and the Consolidated Corporation. The options under the plan may be exercised at any time after the vesting requirements are met. Option expiration dates are ten years from date of grant. The maximum incentive stock options that may be granted cannot exceed 2,000,000. At December 31, 2005, there were 69,000 stock options, excluding forfeitures, granted from the 2005 Plan.

      The 2005 Plan also provides for the grant of freestanding and/or tandem stock appreciation rights (SAR) and restricted stock. The exercise price of a freestanding SAR is typically equal to the fair market value of a share of the Corporation's stock on the grant date. Freestanding SARs provide the recipient with the right to receive stock equal to appreciation in value of a share of stock from the date of grant unless otherwise specified in the award agreement. At December 31, 2005, there were 250,000 outstanding freestanding SARs.

      The exercise price of a tandem SAR is equal to the exercise price of the related stock option on the grant date. A tandem SAR may be exercised only with respect to the shares of stock for which its related option is then exercisable. Tandem SARs provide the recipient with the right to receive stock equal to the appreciation in value of the optioned stock from the date of grant. At December 31, 2005, there were no outstanding tandem SARs.

      Grants of restricted stock provide the recipient with the right to receive shares of the Corporation's stock, upon satisfying the restrictions imposed as a condition to the award, during a specified restriction period. During the restriction period, which is determined at the time of grant, the recipient may exercise full voting rights and is entitled to receive dividends and other distributions paid to shareholders. If dividends or other distributions are paid in shares of stock, those shares are subject to the same restrictions as the underlying restricted stock. Shares of restricted stock may not be sold, transferred, pledged, assigned or otherwise alienated until the end of the applicable restriction period. At the discretion of the Committee, all shares of restricted stock may either be held by the Consolidated Corporation as escrow agent during the restriction period or issued to the recipient in the form of certificates with a legend describing the restrictions imposed on the shares. During the years ended December 31, 2005, 2004 and 2003, there were 108,500, 55,284 and 11,000 restricted shares issued, excluding forfeitures, under either the 2002 Stock Incentive Plan or 2005 Plan. These grants were made at a weighted average grant date fair value of $28.24, $19.08 and $12.26 in 2005, 2004 and 2003, respectively. At December 31, 2005, there are 148,284 restricted shares which are under the restriction period. Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of shareholders' equity. The balance is amortized into compensation expense over the restriction period. Unearned stock compensation of $2.9 and $0.8 was recorded as a reduction of shareholders' equity as of December 31, 2005 and 2004, respectively. The Corporation has recognized compensation expense on the grants of restricted shares of $0.8, $0.3 and $0.1 in 2005, 2004 and 2003, respectively.

LONG-TERM INCENTIVE PLAN

      In July 2005, the Consolidated Corporation adopted a Long-Term Incentive Plan (LTIP) award to better align officer interests with shareholders for performance that promotes the long-term success of the Consolidated Corporation. Awards under the LTIP were made pursuant to the terms and conditions of the 2005 Plan. The 2005 Long-Term Incentive award is a performance based award covering a thirty-month period beginning July 1, 2005 and ending December 31, 2007 (the "performance period"). At the end of the performance period payout if any, will be made 50% in the form of Corporation common shares and 50% in cash. There is no provision to pay the share portion of the payout in cash. The Consolidated Corporation recognized compensation expense related to the LTIP of $2.4 in 2005.

BROAD-BASED EMPLOYEE STOCK OPTIONS

      The Consolidated Corporation terminated the 1999 and 2002 Broad-based Employee Stock Option Plans ("Broad-based Plans") for new grants in 2005. Any forfeited shares under these plans will remain in the Broad-based Plans. The options granted under the Broad-based Plans were nonqualified options. The options are exercisable at any time after the vesting requirements are met. The options also have accelerated vesting provisions for participant retirement, death, or disability, subject to a holding period of twelve months for the 1999 program. Option expiration dates are ten years from the date of grant.

STOCK OPTION PLANS FOR SENIOR EXECUTIVE OFFICERS

      Pursuant to the employment agreements of the Chief Executive Officer and the prior Chief Financial Officer, the Consolidated Corporation established specific stock option plans for each of these individuals. During 2005, the stock option plan for the prior Chief Financial Officer was terminated. There were no options granted under these plans in the years presented. The options outstanding were previously granted as nonqualified options. Option expiration dates are ten years from the grant date. The stock options granted vest at 33% per year for three consecutive years. The total amount of stock options granted under the two plans was 1,400,000. There are no additional remaining shares to be granted under these plans.

EMPLOYEE STOCK PURCHASE PLAN

      The Consolidated Corporation introduced an employee stock purchase plan in 2003 that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount of up to 15% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Effective with the first offering period beginning in 2006, shares of the Corporation's common stock will be purchased at a 10% discount versus 15% and the offering period will change from six months to three months. Participants may purchase no more than twenty-five thousand dollars, prior to stated discount, of the Corporation's common stock in a calendar year. During 2005, 81,757 shares were purchased under the plan compared to 54,030 shares purchased under the plan in 2004. At December 31, 2005, there were 1,820,595 shares available for future issuance under the plan.

      The following table summarizes information about the stock-based compensation plans as of December 31, 2005, 2004 and 2003, respectively, and changes that occurred during the respective years:

                                                                    2005                     2004                     2003
                                                             ---------------------  ----------------------  -----------------------
                                                                         WEIGHTED-                Weighted-               Weighted-
                                                                           AVG                      Avg                      Avg
                                                             SHARES      EXERCISE    Shares       Exercise   Shares        Exercise
                                                             (000)        PRICE      (000)         Price     (000)           Price
                                                             ------      ---------  ---------     --------  ---------      --------
Outstanding Beginning of year                                 4,773      $   14.23      5,108     $  13.26      4,491      $  13.40
  Granted                                                       400          27.88        895        18.58        936         12.44
  Exercised                                                  (1,135)         13.38     (1,133)       13.24       (175)        12.08
  Forfeited                                                     (80)         19.62        (97)       14.74       (144)        14.91
                                                             ------                 ---------               ---------
Outstanding end of year                                       3,958      $   15.68      4,773     $  14.23      5,108      $  13.26
                                                             ======                 =========               =========
Options exercisable at year end                               2,864      $   13.88      3,255     $  13.34      3,174      $  13.28

Avg Remaining contractual life                                 6.14 YRS                  6.97 yrs                7.43 yrs

Weighted-Avg fair value of options granted during the year   $ 9.99                 $    7.36               $    6.32

      The following table summarizes the status of stock options outstanding and exercisable at December 31, 2005:

                                                       Stock Options
                       Stock Options Outstanding        Exercisable
                   --------------------------------  -----------------
                             Weighted-
                                Avg       Weighted-          Weighted-
                             Remaining       Avg               Avg
Range of Exercise  Shares   Contractual   Exercise   Shares  Exercise
Prices Per Share    (000)   Life (Years)    Price     (000)    Price
-----------------  ------   ------------  ---------  ------  ---------
$8.60 - $9.75         539      5.13       $    9.45     539  $    9.45
$11.46 - $11.46        10      5.46           11.46      10      11.46
$12.26 - $12.26       560      7.12           12.26     353      12.26
$12.38 - $12.38       375      4.16           12.38     375      12.38
$12.82 - $13.13        73      4.64           13.09      73      13.09
$13.26 - $13.26       400      6.95           13.26     400      13.26
$13.97 - $14.25         3      6.78           14.10       2      14.13
$14.38 - $14.38       400      5.95           14.38     400      14.38
$14.49 - $18.42       236      5.90           17.53     236      17.53
$18.51 - $25.12     1,112      7.45           19.73     476      19.78
$29.85 - $29.85       250      2.92           29.85       -          -
                    -----      ----       ---------   -----  ---------
$8.60 - $29.85      3,958      6.14       $   15.68   2,864  $   13.88
                    =====      ====       =========   =====  =========

      Under the provisions of SFAS 123, as amended by SFAS 148, the Consolidated Corporation is required to estimate on the date of grant the fair value of each option using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions: dividend yield of 1.8% (based upon the average of selected peer companies), expected volatility ranging from 38.33% to 44.19% for 2005, 34.84% to 45.39% for 2004 and 52.81% for 2003, risk free interest rate ranging from 3.7% to 4.4% for 2005, 3.6% to 4.6% for 2004 and 3.81% for 2003, and expected life of five years for 2005, five to eight years for 2004 and eight years for 2003. During 2005 and 2004, the Consolidated Corporation, on a quarterly basis, reviewed and revised the assumptions indicated above, thus resulting in the assumption ranges in 2005 and 2004. The additional amount of before-tax compensation expense that would have been recognized in 2005, 2004 and 2003 was $5.5, $8.0 and $7.7, respectively, had the Consolidated Corporation adopted the income statement recognition requirements of SFAS 123.

      In the proforma compensation expense presented, the Consolidated Corporation has recognized compensation expense using the explicit vesting period for employees who become eligible to retire prior to the end of the stated vesting period. This accounting policy is required to be changed upon the adoption of SFAS 123(R) for grants of stock-based compensation beginning January 1, 2006. The amount of additional before-tax compensation expense that would have been recognized in 2005, 2004 and 2003 would be $4.8, $8.1 and $7.8, respectively, had the Consolidated Corporation recognized compensation expense using the required accounting policy under SFAS 123(R).

NOTE 6 -- REINSURANCE

A reconciliation of direct to net premiums, on both a written and earned basis and a reconciliation of incurred losses is as follows:

                                    Direct      Assumed     Ceded      Net
                                   --------     -------    -------   --------
2005
  Premiums written                 $1,504.0     $  26.0    $ (80.6)  $1,449.4
  Premiums earned                   1,540.7        25.2     (112.3)   1,453.6
  Losses incurred                     845.8        79.8     (173.3)     752.3

2004
  Premiums written                 $1,581.3     $  23.1    $(150.5)  $1,453.9
  Premiums earned                   1,570.6        21.4     (145.4)   1,446.6
  Losses incurred                     873.1        51.4     (146.9)     777.6

2003
  Premiums written                 $1,570.4     $  20.0    $(148.8)  $1,441.6
  Premiums earned                   1,539.7        16.4     (131.7)   1,424.4
  Losses incurred                   1,039.1        38.0     (224.6)     852.5

      The following components of the reinsurance recoverable asset at December 31, are:

                                                 2005       2004
                                                -------    -------
Reserve for unearned premiums                   $  34.0    $  65.6
Reserve for losses                                634.3      529.9
Reserve for loss adjustment expenses               54.0       42.7
Allowance for reinsurance recoverable              (3.7)      (2.3)
Reinsurance recoveries on paid losses              23.2       30.6
                                                -------    -------
Reinsurance recoverable                         $ 741.8    $ 666.5
                                                =======    =======

NOTE 7 -- OTHER CONTINGENCIES AND COMMITMENTS

Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Consolidated Corporation's consolidated balance sheets. The total amount of unpaid annuities was $18.3 and $19.0 at December 31, 2005 and 2004, respectively.

      The Consolidated Corporation leases certain equipment and many of its operating and office facilities for various terms under long-term, cancelable and non-cancelable operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options ranging from one month to five years. The facility leases provide for increases in future minimum annual rental payments based on such measures as increases in operating expenses and pre-negotiated rates. Also, certain facility agreements require the Consolidated Corporation to pay executory costs

(utilities, real estate taxes, insurance and repairs). The equipment leases generally require the Consolidated Corporation to pay personal property taxes as determined by the local taxing authority. Lease expense and related items totaled $5.8, $5.7 and $5.9 during 2005, 2004 and 2003, respectively.

      The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

 Year Ending
 December 31                        Amount
------------                       -------
2006                               $   5.4
2007                                   3.8
2008                                   2.8
2009                                   2.0
2010 and thereafter                    1.0
                                   -------
Total rental payments              $  15.0
                                   =======

      Total minimum lease payments do not include contingent rentals that may be paid under certain leases. Contingent rental payments were not significant in 2005, 2004, or 2003.

      In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). The contract stipulated that a premiums-to-surplus ratio of 2.5 to 1 must be maintained on the transferred business during the period March 2002 through December 2004. If this criteria was not met, OCNJ would have to pay up to a maximum cumulative amount of $15.6 to Proformance to maintain this premiums-to-surplus ratio. Based on data provided by Proformance, OCNJ paid $6.8 in July 2004 to Proformance in settlement of this obligation through December 31, 2003. At December 31, 2004, based upon information provided by Proformance, OCNJ had accrued $8.8 to cover this estimated additional liability. Late in the first quarter of 2005, OCNJ, based on revised information provided by Proformance subsequent to the Consolidated Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated liability and related accrual to $4.4 at March 31, 2005. In June 2005, OCNJ reached a settlement with Proformance for the final payment related to this obligation in the amount of $3.7 and in return received from Proformance a release from any and all future obligations related to this surplus guarantee. Accordingly, at December 31, 2005, no additional amounts are recorded on the Consolidated Balance Sheets pursuant to this surplus guarantee. The total amount paid by OCNJ pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6.

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

      In 2001, the Company, American Fire, West American, Ohio Security and OCNJ sought refunds of retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey's calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey's premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New

Jersey Supreme Court and the case was argued in November 2005. No decision in the Supreme Court case has been reached at this time. If American Fire is successful in this matter, American Fire, as well as the Company, West American, Ohio Security and OCNJ would expect to receive a refund of taxes previously paid. At this time, American Fire is not able to reasonably predict the outcome of this case and, therefore, no amounts have been recorded in the Consolidated Financial Statements as of December 31, 2005.

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

NOTE 8 -- LOSSES AND LOSS RESERVES

The following table presents a reconciliation of liabilities for losses and LAE, net of reinsurance:

                                                                    2005        2004       2003
                                                                  --------    --------    --------
Balance as of January 1, net of reinsurance recoverables
  of $570.3, $496.5 and $354.4                                    $2,186.1    $2,131.3    $2,079.3
Incurred related to:
  Current year                                                       927.4       958.1       993.3
  Prior years                                                        (20.1)      (21.8)       34.1
                                                                  --------    --------    --------
Total incurred                                                       907.3       936.3     1,027.4
                                                                  --------    --------    --------

Paid related to:
  Current year                                                       327.9       354.1       388.6
  Prior years                                                        503.3       527.4       586.8
                                                                  --------    --------    --------
Total paid                                                           831.2       881.5       975.4
                                                                  --------    --------    --------

Balance as of December 31, net of reinsurance
  recoverables of $684.6,$570.3 and $496.5                        $2,262.2    $2,186.1    $2,131.3
                                                                  ========    ========    ========

      Each quarter the Group records its best estimate of the liability for loss and LAE reserves. However, because of the uncertainty inherent in the estimation process, the estimate can change over time as new information is received.

      The 2005 incurred loss and LAE for prior accident years was favorably impacted by $20.1 which includes a $1.4 increase in allowance for uncollectible reinsurance. This favorable development was concentrated in the personal auto and homeowners product lines in the Personal Lines operating segment, commercial umbrella product line in the Specialty Lines operating segment and commercial auto in the Commercial Lines operating segment. This favorable development was partially offset by adverse development in the workers' compensation product line in the Commercial Lines operating segment. The 2004 incurred loss and LAE was favorably impacted by $21.8. For the year 2004, this favorable development was concentrated in the commercial automobile product line in the Commercial Lines operating segment and commercial umbrella and bond product lines in the Specialty Lines operating segment. The 2003 incurred loss and LAE for prior accident years was negatively impacted by $34.1. For the year 2003, this development was concentrated in the general liability, workers' compensation and commercial multiple peril product lines of the Commercial Lines operating segment and in the personal auto product line of the Personal Lines operating segment.

      The following table presents before-tax catastrophe losses incurred and the respective impact on the loss ratio:

                         2005        2004        2003
                        -----       -----       -----
Incurred losses         $25.8       $43.5       $43.8
Loss ratio effect         1.8%        3.0%        3.1%

      In 2005, 2004 and 2003 there were 23, 22 and 21 catastrophes, respectively. The largest catastrophe, as measured in terms of incurred loss, in each year was $11.2, $8.0 and $11.5, respectively. Additional catastrophes with over $1.0 in incurred losses numbered five, ten and nine in 2005, 2004 and 2003, respectively.

      The effect of catastrophes on the Consolidated Corporation's results cannot be accurately predicted. Consequently, severe weather events, acts of war or terrorist activities could have a material adverse impact on the Consolidated Corporation's results.

      The Group has four categories of loss and LAE reserves that it considers highly uncertain, and therefore could have a material impact on future financial results. These are asbestos and environmental liability exposures, construction defect exposures, workers' compensation and commercial umbrella exposures.

      Loss and LAE reserves, net of reinsurance, for asbestos and environmental exposure totaled $95.8 and $82.6 at December 31, 2005 and 2004, respectively. Loss and allocated LAE reserves, net of reinsurance, for construction defect exposure totaled $56.4 and $78.3 at December 31, 2005 and 2004, respectively. Reserves, net of reinsurance, for loss and LAE related to workers' compensation totaled $668.9 and $640.6 at December 31, 2005 and 2004, respectively. Reserves, net of reinsurance, for loss and LAE related to commercial umbrella totaled $276.0 and $238.5 at December 31, 2005 and 2004, respectively.

NOTE 9  --  EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                               2005              2004               2003
                          --------------    --------------    --------------
Net income                $        212.7    $        128.4    $         75.8
Average shares
   outstanding - basic        63,450,123        61,509,128        60,848,718
Basic income  per
   average share          $         3.35    $         2.09    $         1.25
                          ==============    ==============    ==============
Net income                $        212.7    $        128.4    $         75.8
Effect of EITF 04-8 on
   net income using
   "if-converted"
   method                            1.8               6.9               6.7
Adjusted net income
   using "if-converted"
   method                 $        214.5    $        135.3    $         82.5
Average shares
   outstanding - basic        63,450,123        61,509,128        60,848,718
Effect of dilutive
   securities                  1,284,146         1,152,349           477,974
Effect of EITF 04-8            2,460,156         8,847,042         8,897,504
                          --------------    --------------    --------------
Average shares
   outstanding -
   diluted                    67,194,425        71,508,519        70,224,196
Diluted income  per
   average share          $         3.19    $         1.89    $         1.18
                          ==============    ==============    ==============

      At December 31, 2005, 2004 and 2003, stock options of 268,411, 351,418 and
1,485,388 were not included in earnings per share calculations for 2005, 2004 and 2003, respectively, as they were anti-dilutive. Stock options are considered anti-dilutive under the "treasury stock method" when the average market price of the stock for the year is less than the exercise price of the stock options.

      In September 2004, the Financial Accounting Standards Board (FASB) finalized Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". The EITF was effective for financial periods ending after December 15, 2004. Under this guidance, the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible security to be treated as outstanding using the "if-converted" method for all periods presented. As a result of this EITF, the Consolidated Corporation has included approximately 2.5 million, 8.9 million and 8.9 million shares into its diluted earnings per share calculation using the "if-converted" method for 2005, 2004 and 2003, respectively. The decline in the number of shares included in the diluted earnings per share calculation in 2005 resulted from the redemption or conversion of the Convertible Notes. See Note 15 for information regarding the Convertible Notes. As required by the EITF, earnings per share amounts have been adjusted using the "if-converted" method. The adoption of EITF 04-8 reduced previously reported diluted earnings per share by $0.06 for the full year 2003.

NOTE 10  --  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2005                    First     Second      Third      Fourth
----                    -----     ------      -----      ------
Premiums and
   finance charges
   earned             $   362.3  $   365.5  $   362.5  $   363.3
Net investment
   income                  48.4       48.6       51.4       53.0
Investment gains
   realized                   -       13.8       22.4       11.2
Net income                 37.7       42.1       55.5       77.3
Basic net income
   per share               0.60       0.66       0.86       1.22
Diluted net income
   per share               0.55       0.63       0.85       1.19

2004                    First     Second      Third     Fourth
----                    -----     ------      -----     ------
Premiums and
   finance charges
   earned               $361.1    $367.2     $356.5     $361.8
Net investment
   income                 50.5      48.6       44.9       57.2
Investment gains
   (losses) realized       3.7       3.2       (4.3)      20.4
Income before
   cumulative
   effect of an
   accounting change      20.8      32.7       19.6       56.9
Net income                19.2      32.7       19.6       56.9
Basic income per
   share before
   cumulative
   effect of an
   accounting change      0.34      0.53       0.32       0.92
Basic net income
   per share              0.31      0.53       0.32       0.92
Diluted net income
   per share before
   cumulative
   effect of an
   accounting change      0.34      0.52       0.31       0.90
Diluted net income
   per share - as
   reported               0.31      0.52       0.31       0.90
Effect of EITF 04-8                (0.04)     (0.01)     (0.08)
Diluted net income
   per share - as
   restated               0.31      0.48       0.30       0.82

The quarterly diluted earnings per share amounts have been restated for 2004 for the adoption of EITF 04-8 as disclosed in Note 9. The sum of the quarterly reported amounts may not equal the full year as each is computed independently.

NOTE 11  --  COMPREHENSIVE INCOME

Comprehensive income consists of changes in unrealized gains (losses) on securities and a minimum pension liability as detailed below:

2005                          Gross        Tax        Net
----                          -----        ---        ---
Net income                   $ 280.7     $ 68.0     $212.7
Components of other
comprehensive income:
   Change in unrealized
   gains arising during the
   period                      (89.2)     (31.4)     (57.8)

   Reclassification
   adjustment for gains
   included in net income      (35.4)     (12.3)     (23.1)

   Minimum pension
   liability                    (0.3)      (0.1)      (0.2)
                             -------     ------     ------
Other comprehensive
   income                     (124.9)     (43.8)     (81.1)
                             -------     ------     ------
Comprehensive income         $ 155.8     $ 24.2     $131.6
                             =======     ======     ======

2004                          Gross        Tax        Net
----                          -----        ---        ---
Net income                    $184.9      $56.5     $128.4
Components of other
comprehensive income:
   Change in unrealized
   gains arising during
   the period                   38.7       13.8       24.9

   Reclassification
   adjustment for gains
   included in net income      (33.8)     (11.8)     (22.0)

   Minimum pension
   liability                     2.3        0.8        1.5
                              ------      -----     ------
Other comprehensive
   income                        7.2        2.8        4.4
                              ------      -----     ------
Comprehensive income          $192.1      $59.3     $132.8
                              ======      =====     ======

2003                          Gross        Tax        Net
----                          -----        ---        ---
Net income                    $107.6     $ 31.8     $ 75.8
                              ------     ------     ------
Components of other
comprehensive income:
   Change in unrealized
   gains arising during
   the period                   76.5       26.8       49.7

   Reclassification
   adjustment for gains
   included in net income      (34.3)     (12.0)     (22.3)

   Minimum pension
   liability                   (29.1)     (10.2)     (18.9)
                              ------     ------     ------
Other comprehensive
   income                       13.1        4.6        8.5
                              ------     ------     ------
Comprehensive income          $120.7     $ 36.4     $ 84.3
                              ======     ======     ======

NOTE 12  -- SEGMENT INFORMATION

The Consolidated Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty, and Personal Lines. These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Consolidated Corporation also has an All Other segment which derives its revenues from investment income. The other expenses included in this segment consist principally of costs related to the retirement of the convertible debt and interest expense in 2005. In 2004 and 2003, the other expenses consist primarily of interest expense.

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

Commercial Lines Segment          2005         2004      2003
------------------------          ----         ----      ----
Net premiums written             $823.5      $828.2   $ 792.6
   % change                        (0.6)%       4.5%      4.0%
Net premiums earned               827.4       807.9     777.4
   % change                         2.4%        3.9%      7.1%
Underwriting loss (before
   tax)                           (15.0)       (5.0)   (105.9)

Specialty Lines Segment           2005         2004      2003
-----------------------           ----         ----      ----
Net premiums written             $150.4      $135.5    $164.9
   % change                        11.0%      (17.8)%    (8.3)%
Net premiums earned               143.2       150.3     162.7
   % change                        (4.7)%      (7.6)%     2.6%
Underwriting gain (before
   tax)                             6.8         5.0      32.3

Personal Lines Segment            2005         2004      2003
----------------------            ----         ----      ----
Net premiums written             $475.5      $490.2    $484.1
   % change                        (3.0)%       1.3%     (4.4)%
Net premiums earned               483.0       488.4     484.3
   % change                        (1.1)%       0.8%    (14.5)%
Underwriting gain/(loss)
   (before tax)                    92.5         5.5     (32.6)

Total Property & Casualty        2005           2004        2003
-------------------------        ----           ----        ----
Net premiums written           $1,449.4      $1,453.9    $1,441.6
   % change                        (0.3)%         0.8%       (0.5)%
Net premiums earned             1,453.6       1,446.6     1,424.4
   % change                         0.5%          1.5%       (1.8)%
Underwriting gain/(loss)
   (before tax)                    84.3           5.5      (106.2)

All Other Segment                 2005           2004        2003
-----------------                 ----           ----        ----
Revenues                         $ 26.6       $   8.2     $   4.8
Write-down and amortization
  of agent relationships          (12.3)        (20.6)      (18.7)
Other expenses                    (40.1)        (22.6)      (12.1)
                                 ------       -------     -------
Net loss before income tax       $(25.8)      $ (35.0)    $ (26.0)

Reconciliation of Revenues       2005         2004       2003
--------------------------       ----         ----       ----
Net premiums earned for
  reportable segments          $1,453.6    $1,446.6    $1,424.4
Net investment income             186.3       196.8       204.8
Realized gains, net                35.9        19.2        35.0
                               --------    --------    --------
Total property and casualty
  revenues                      1,675.8     1,662.6     1,664.2
All other segment revenues         26.6         8.2         4.8
                               --------    --------    --------
Total revenues                 $1,702.4    $1,670.8    $1,669.0
                               ========    ========    ========

Reconciliation of Underwriting
  Gain/(Loss) (before tax)            2005         2004       2003
  ------------------------            ----         ----       ----
Property and casualty
  underwriting
  gain/(loss) (before tax)          $ 84.3     $   5.5     $(106.2)
Net investment income                201.4       201.2       208.7
Realized gains, net                   47.4        23.0        35.9
Write-down and amortization of
  agent relationships                (12.3)      (20.6)      (18.7)
Other expenses                       (40.1)      (22.6)      (12.1)
                                    ------     -------     -------
Income before income taxes
  and cumulative effect of an
  accounting change                  280.7       186.5       107.6
                                    ------     -------     -------
Income tax expense                    68.0        56.5        31.8
                                    ------     -------     -------
Income before cumulative
  effect of an accounting
  change                             212.7       130.0        75.8
Cumulative effect of an
  accounting change, net of tax          -        (1.6)          -
                                    ------     -------     -------
Net income                          $212.7     $ 128.4     $  75.8
                                    ======     =======     =======

      Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                    2005       2004       2003
                                    ----       ----       ----
Net income                          $212.7     $128.4      $75.8
After-tax net realized gains          41.6       14.9       23.3
Cumulative effect of accounting
   change                                -       (1.6)         -
                                    ------     ------      -----
Operating income                    $171.1     $115.1      $52.5
                                    ======     ======      =====

NOTE 13  --  AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the GAI commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $5.9, $13.7 and $11.3 in 2005, 2004 and 2003, respectively, for agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The agent relationships asset balance was $109.7 and $122.0, net of accumulated amortization of $45.5 and $41.4, at December 31, 2005 and 2004, respectively. At December 31, 2005, the remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 18 years.

      Future cancellation of agents included in the agent relationships asset or a diminution of certain former Great American agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE 14  --  STATUTORY ACCOUNTING INFORMATION

The following information has been prepared on the basis of statutory accounting principles which differ from generally accepted accounting principles. The principal differences relate to deferred policy acquisition costs, reinsurance, assets not admitted for statutory reporting, agent relationships and the treatment of deferred income taxes.

                             2005       2004        2003
                             ----       ----        ----
Statutory net income      $  370.1     $163.7     $119.1
Statutory
policyholders'
   surplus                 1,004.5      972.0      867.6

      The insurance industry is subject to regulation that differs by state. A dramatic change in regulation in a given state may have a material adverse impact on the Group and Consolidated Corporation.

      The Company, domiciled in Ohio, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Ohio Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

      For statutory purposes, the agent relationships asset related to the GAI acquisition was taken as a direct charge to surplus.

      The NAIC has developed a "Risk-Based Capital" formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer's capital given the asset and liability structure and product mix of the company. As of December 31, 2005 and 2004, all insurance companies in the Group exceeded the necessary capital requirements.

      The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, repurchase its common stock and to pay shareholder dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2005, approximately $415.0 of the Company's statutory surplus is not subject to restriction or prior dividend approval requirements compared to approximately $138.3 at December 31, 2004. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum net worth and surplus requirements in the credit agreement.

      The Group paid dividends to policyholders of $1.2, $1.4 and $2.9 in 2005, 2004 and 2003, respectively.

NOTE 15  --  DEBT

The following table represents outstanding debt of the Consolidated Corporation at December 31:

                                         2005          2004
                                         ----          ----
Senior Debt (net of discount
   and issuance costs of $2.3 and
   $2.4, respectively)                 $197.7         $197.6
Convertible Debt (net of
   issuance costs
   of $0 and $6.3, respectively)            -          182.5
Ohio Loan                                 2.7            3.2
                                       ------         ------
      Total Debt                       $200.4         $383.3
                                       ======         ======

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

                                                             2005              2004
                                                            Loss on           Loss on
                                                         retirement of     retirement of
                                                          Convertible       Convertible
                                                              Debt              Debt           Impact
                                                           including         including           on
                                                             debt              debt            Share-
                                    Old         New       conversion        conversion        holders'
                                   Notes       Notes       expenses          expenses          Equity
                                  ------       -----     -------------     -------------      --------
Initial Issuance                  $201.3       $   -     $           -     $           -      $      -
Repurchases in
  unsolicited
  negotiated
  transactions (a)                 (52.8)          -              (2.5)             (1.0)            -

Impact of exchange
  Offer and related
  exchange premium                 (65.6)       65.6              (0.3)                -             -

Call Elections:
  Cash redemption (b)              (53.9)      (55.0)             (5.7)                -             -
  Equity conversion (c)            (29.0)      (10.6)             (0.5)                -          28.5
                                  ------       -----     -------------     -------------      --------
    Total                         $    -       $   -     $        (9.0)    $        (1.0)     $   28.5
                                  ======       =====     =============     =============      ========

-----------------
(a) These repurchases were completed in the following periods: $35.8 in the second quarter of 2005, $4.5 in the first quarter of 2005 and $12.5 in the fourth quarter of 2004. As a result of these repurchases, the Corporation wrote off a proportionate amount of unamortized debt issuance costs of $1.2 in the second quarter of 2005, $0.1 in the first quarter of 2005 and $0.4 in the fourth quarter of 2004, which was included in the 2004 results of operations. In addition, the Corporation paid a premium on the repurchases of $0.8 in the second quarter of 2005, $0.4 in first quarter 2005 and $0.6 in the fourth quarter of 2004, which was also included in the 2004 results of operations.

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

      On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial portion of the net proceeds to repurchase and redeem the Convertible Notes as discussed above. Interest is payable on the Senior Notes on June 15 and December 15.

      The Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $2.3 at December 31, 2005. The Convertible Notes and Senior Notes were reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $8.7 ($6.3 related to the Convertible Notes and $2.4 related to the Senior Notes) at December 31, 2004. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

      On July 31, 2002, the Corporation entered into a revolving credit agreement with an expiration date of March 15, 2005. In February 2005, the revolving credit agreement was renewed, under substantially the same terms and conditions and was due to expire on March 15, 2006. Under the terms of the revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $80.0 for general corporate purposes. Interest is payable in arrears, and the interest rate on borrowings under the revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The agreement requires the Corporation to maintain minimum net worth of $800.0. The revolving credit agreement also includes a minimum statutory surplus for the Company of $650.0. Additionally, other financial covenants and other customary provisions, as defined in the agreement, exist. At December 31, 2005, the Corporation was in compliance with all financial covenants and other provisions. There were no borrowings outstanding under the revolving line of credit at December 31, 2005 and 2004, respectively.

      In February 2006, the $80.0 revolver was terminated by the Corporation. On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject only to a successful syndication of the requested increase. Interest is payable in arrears, and the interest rate on borrowings under the new revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation is obligated to pay agency fees and facility fees of $0.2 annually. The new revolving credit agreement requires the Corporation to maintain minimum net worth of $1,000.0. The new revolving credit agreement also includes a maximum ratio of total debt to total capitalization of 35%. Additionally, other financial and other customary provisions, as defined in the agreement, exist.

      Interest expense incurred for the years ending December 31, 2005, 2004 and 2003 was $17.7, $17.5 and $10.1, respectively. The increase in interest expense incurred during 2005 and 2004 is related to the issuance of the Senior Notes on June 24, 2004.

NOTE 16  --  SHAREHOLDERS RIGHTS PLAN

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

      The Corporation can redeem the rights for $0.01 per right at any time prior to becoming exercisable.

NOTE 17  --  VARIABLE INTEREST ENTITY

The Consolidated Corporation currently holds an equity investment in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with FASB Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46). As a result, APM was consolidated into the Consolidated Corporation's financial statements effective January 1, 2004, in accordance with the provisions of FIN 46, which resulted in a $1.6 (net of tax) loss due to a cumulative effect of an accounting change. The investment relates to an agreement in 1984, which created APM, whose largest asset is an office building located in Cincinnati, Ohio. APM's only source of revenue is derived from leasing the office building. The rental income on the office building is used by APM to repay principal and interest on bonds owned by the Consolidated Corporation that were issued to purchase the building. The Consolidated Corporation's maximum exposure to loss as a result of its involvement with APM is $2.6. As of December 31, 2005, APM had total assets and total liabilities of $0.7 and $1.6, respectively, compared to total assets and total liabilities of $0.7 and $2.1, respectively, as of December 31, 2004.

NOTE 18  --  SHARE REPURCHASES

During 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of common stock of the Corporation to be made in the open market or in privately negotiated transactions. The Corporation has repurchased 1,516,105 shares of its common stock at an average cost of $26.04 during 2005. The number of shares that remain authorized for repurchase is 2,483,895 at December 31, 2005.

NOTE 19  --  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB finalized SFAS 123(R), "Share-Based Payment." On April 14, 2005, the Securities and Exchange Commission (SEC) announced a phased-in implementation process that would allow the Consolidated Corporation to defer the implementation of the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Consolidated Corporation this would mean January 1, 2006. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation adopted the provisions of SFAS 123(R) effective January 1, 2006.

      SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) modified prospective or (2) modified retrospective. The Consolidated Corporation adopted using the modified prospective method in which compensation expense is recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.

      The adoption of SFAS 123(R) fair value method is expected to increase the Consolidated Corporation's compensation expense by approximately $3.0 to $5.0 in 2006. This impact could change materially from this estimate based upon the Consolidated Corporation's use of equity-based awards granted in the future. Had the Consolidated Corporation adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1M.

      SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS, OHIO CASUALTY CORPORATION

We have audited the accompanying consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ohio Casualty Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS, OHIO CASUALTY CORPORATION

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Ohio Casualty Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ohio Casualty Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Ohio Casualty Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ohio Casualty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 24, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO CASUALTY CORPORATION
                                              (Registrant)

March 7, 2006                           By: /s/ Dan R. Carmichael
                                            ------------------------------------
                                            Dan R. Carmichael
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2006        /s/ Stanley N. Pontius
                     -----------------------------------------------------------
                     Stanley N. Pontius, Lead Director

March 7, 2006        /s/ Dan R. Carmichael
                     -----------------------------------------------------------
                     Dan R. Carmichael, Chief Executive Officer and Director

March 7, 2006        /s/ Terrence J. Baehr
                     -----------------------------------------------------------
                     Terrence J. Baehr, Director

March 7, 2006        /s/ Jack E. Brown
                     -----------------------------------------------------------
                     Jack E. Brown, Director

March 7, 2006        /s/ Catherine E. Dolan
                     -----------------------------------------------------------
                     Catherine E. Dolan, Director

March 7, 2006        /s/ Philip G. Heasley
                     -----------------------------------------------------------
                     Philip G. Heasley, Director

March 7, 2006        /s/ Robert A. Oakley
                     -----------------------------------------------------------
                     Robert A. Oakley, Director

March 7, 2006        /s/ Jan H. Suwinski
                     -----------------------------------------------------------
                     Jan H. Suwinski, Director

March 7, 2006        /s/ Michael L. Wright
                     -----------------------------------------------------------
                     Michael L. Wright, Director

March 7, 2006        /s/ Michael A. Winner
                     -----------------------------------------------------------
                     Michael A. Winner, Executive Vice President and
                     Chief Financial and Accounting Officer

                                                                      Schedule I

                   Ohio Casualty Corporation and Subsidiaries
                       Consolidated Summary of Investments
                    Other than Investments in Related Parties
                                  (In millions)

December 31, 2005

                                                                         Amount shown
Type of investment                                Cost       Value     in balance sheet
------------------                              --------   --------    ----------------
Fixed income securities: Available-for-sale

  U.S. Government                               $   25.8   $   25.9      $     25.9
  States, municipalities and
      political subdivisions                     1,269.7    1,277.4         1,277.4
  Corporate securities                           1,554.5    1,620.9         1,620.9
  Mortgage-backed securities:
    U.S. government guaranteed                      33.5       33.2            33.2
    Other                                          570.0      570.3           570.3
                                                --------   --------      ----------
      Total fixed income securities
        Available-for-sale                       3,453.5    3,527.7         3,527.7

Fixed income securities: Held-to-maturity
  Corporate securities                             160.1      157.9           160.1
  Mortgage-backed securities:
    Other                                          104.3      102.6           104.3
                                                --------   --------      ----------
      Total fixed income securities
        Held-to-maturity                           264.4      260.5           264.4

Equity securities:
  Common stocks:
      Banks, trust and insurance
        companies                                   45.2      113.8           113.8
      Industrial, miscellaneous and
        all other                                   99.0      261.3           261.3
                                                --------   --------      ----------
          Total equity securities                  144.2      375.1           375.1

Cash and cash equivalents                           54.5       54.5            54.5
                                                --------   --------      ----------

          Total investments, cash
            and cash equivalents                $3,916.6   $4,217.8      $  4,221.7
                                                ========   ========      ==========

                                                                     Schedule II

                            Ohio Casualty Corporation
                  Condensed Financial Information of Registrant
                                  (In millions)

                                                          2005           2004
                                                       -----------    ----------
CONDENSED BALANCE SHEET:
   Investment in wholly-owned
      subsidiaries, at equity                          $   1,354.4    $  1,342.2

   Investment in fixed income and equity
      securities, at fair value                              241.4         133.2

   Cash and other assets                                      33.0         209.6
                                                       -----------    ----------

         Total assets                                      1,628.8       1,685.0

   Notes payable                                             200.4         383.3
   Other liabilities                                           2.0           6.8
                                                       -----------    ----------

         Total liabilities                                   202.4         390.1
                                                       -----------    ----------

   Shareholders' equity                                $   1,426.4    $  1,294.9
                                                       ===========    ==========

                                                                                      2003
                                                                                    ---------

CONDENSED STATEMENT OF INCOME:
   Dividends from subsidiaries                         $     138.3    $     86.7    $       -

   Undistributed earnings of subsidiaries                     83.3          52.0         79.8

   Net operating expenses                                     (8.9)        (10.3)        (4.0)
                                                       -----------    ----------    ---------

         Net income                                    $     212.7    $    128.4    $    75.8
                                                       ===========    ==========    =========

CONDENSED STATEMENT OF CASH FLOWS:
   Operating activities:
      Net distributed income (loss)                     $    129.4    $     76.4    $    (4.0)

      Other                                                   18.9           2.7          5.4
                                                       -----------    ----------    ---------

         Net cash provided by operating activities           148.3          79.1          1.4

   Investing activities:
      Purchase of fixed income and equity securities        (207.8)       (134.2)       (29.1)
      Sales of fixed income and equity securities             78.9          45.5         26.1
                                                       -----------    ----------    ---------

         Net cash used in investing activities              (128.9)        (88.7)        (3.0)

   Financing activities:
      Debt:
         Proceeds from the issuance of senior notes              -         199.3            -
         Repayments                                         (160.3)        (13.0)        (0.6)
         Payment for issuance costs                              -          (1.3)           -
         Loss on retirement of convertible debt,
              including conversion expense                    (3.6)            -            -
      Proceeds from exercise of stock options
              and stock purchase plan                         15.8          15.1          2.2
      Repurchase of treasury stock                           (38.9)            -            -
      Dividends paid to shareholders                         (11.5)            -            -
                                                       -----------    ----------    ---------
         Net cash provided by (used in) financing
              activities                                    (198.5)        200.1          1.6

Net change in cash and cash equivalents                     (179.1)        190.5            -
                                                       -----------    ----------    ---------

Cash and cash equivalents, beginning of year                 190.9           0.4          0.4
                                                       -----------    ----------    ---------

Cash and cash equivalents, end of year                 $      11.8    $    190.9    $     0.4
                                                       ===========    ==========    =========

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2005

                                                                                              Amortization
                          Deferred   Reserves for                                    Losses   of deferred
                           policy       unpaid                             Net      and loss     policy       General       Net
                        acquisition   losses and    Unearned   Earned   investment  expenses  acquisition    operating    Premiums
                           costs     loss expenses  premiums  premiums    income    incurred      costs     expenses (1)  written
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines     $      97.3  $     1,814.6  $  393.5  $  827.4  $        -  $  566.9  $      197.0  $       78.6  $  823.5
   Specialty Lines             20.2          743.9     110.8     143.2           -      73.5          44.3          18.4     150.4
   Personal Lines              36.2          388.3     175.3     483.0           -     266.9          97.0          26.7     475.5
Investment                        -              -         -         -       186.3         -             -             -         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------

Total property and
   casualty insurance         153.7        2,946.8     679.6   1,453.6       186.3     907.3         338.3         123.7   1,449.4

Corporation                       -              -         -         -        15.1         -             -          52.4         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------

      Total             $     153.7  $     2,946.8  $  679.6  $1,453.6  $    201.4  $  907.3  $      338.3  $      176.1  $1,449.4
                        ===========  =============  ========  ========= ==========  ========  ============  ============  ========


1. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2004

                                                                                              Amortization
                          Deferred   Reserves for                                    Losses   of deferred
                           policy       unpaid                             Net      and loss     policy       General       Net
                        acquisition   losses and    Unearned   Earned   investment  expenses  acquisition    operating    Premiums
                           costs     loss expenses  premiums  premiums    income    incurred      costs     expenses (1)  written
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines     $      98.9  $     1,670.8  $  404.6  $  807.9  $        -  $  527.1  $      206.7  $       80.5  $  828.2
   Specialty Lines             24.4          656.4     127.4     150.3           -      71.3          57.0          16.3     135.5
   Personal Lines              36.5          429.2     183.5     488.4           -     337.9         101.5          42.8     490.2
Investment                        -              -         -         -       196.8         -             -             -         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------

Total property and
   casualty insurance         159.8        2,756.4     715.5   1,446.6       196.8     936.3         365.2         139.6   1,453.9

Corporation                       -              -         -         -         4.4         -             -          43.2         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------
      Total             $     159.8  $     2,756.4  $  715.5  $1,446.6  $    201.2  $  936.3  $      365.2  $      182.8  $1,453.9
                        ===========  =============  ========  ========= ==========  ========  ============  ============  ========


1. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

                                                                    Schedule III

                   Ohio Casualty Corporation and Subsidiaries
                Consolidated Supplementary Insurance Information
                                  (In millions)
                                December 31, 2003

                                                                                              Amortization
                          Deferred   Reserves for                                    Losses   of deferred
                           policy       unpaid                             Net      and loss     policy       General       Net
                        acquisition   losses and    Unearned   Earned   investment  expenses  acquisition    operating    Premiums
                           costs     loss expenses  premiums  premiums    income    incurred      costs     expenses (1)  written
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------
Segment
-------
Property and
   casualty insurance:
Underwriting
   Commercial Lines     $     100.7  $     1,661.2  $  385.3  $  777.4  $        -  $  591.7  $      212.6  $       80.2  $  792.6
   Specialty Lines             30.2          512.5     135.8     162.7           -      55.3          62.8          11.9     164.9
   Personal Lines              38.4          454.1     181.9     484.3           -     380.4         108.6          27.1     484.1
Investment                        -              -         -         -       204.8         -             -             -         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------

Total property and
   casualty insurance         169.3        2,627.8     703.0   1,424.4       204.8   1,027.4         384.0         119.2   1,441.6

Corporation                       -              -         -         -         3.9         -             -          30.8         -
                        -----------  -------------  --------  --------  ----------  --------  ------------  ------------  --------
      Total             $     169.3  $     2,627.8  $  703.0  $1,424.4  $    208.7  $1,027.4  $      384.0  $      150.0  $1,441.6
                        ===========  =============  ========  ========= ==========  ========  ============  ============  ========


1. The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

                                                                     Schedule IV

                   Ohio Casualty Corporation and Subsidiaries
                            Consolidated Reinsurance
                                  (In millions)
                        December 31, 2005, 2004 and 2003

                                                                                                       Percent of
                                                                                                         amount
                                                                   Ceded to    Assumed                  assumed
                                                       Gross        other     from other      Net        to net
                                                       amount     companies   companies     amount       amount
                                                     -----------  ---------   ----------   ---------   ----------
Year Ended December 31, 2005

   Premiums written
   ----------------
   Property and casualty insurance                   $  1,503.9   $    80.5   $     26.0   $ 1,449.4      1.8%
   Accident and health insurance                            0.1         0.1            -           -        -
                                                     ----------   ---------   ----------   ---------

   Total premiums written                               1,504.0        80.6         26.0     1,449.4      1.8%

   Change in unearned premiums and finance charges                                               4.2
                                                                                           ---------
   Total premiums and finance charges earned                                               $ 1,453.6
                                                                                           =========
Year Ended December 31, 2004

   Premiums written
   ----------------
   Property and casualty insurance                   $  1,581.2   $   150.4   $     23.1   $ 1,453.9      1.6%
   Accident and health insurance                            0.1         0.1            -           -        -
                                                     ----------   ---------   ----------   ---------

   Total premiums written                               1,581.3       150.5         23.1     1,453.9      1.6%

   Change in unearned premiums and finance charges                                              (7.3)
                                                                                           ---------
   Total premiums and finance charges earned                                               $ 1,446.6
                                                                                           =========
Year Ended December 31, 2003

   Premiums written
   ----------------
   Property and casualty insurance                   $  1,570.3   $   148.7   $     20.0   $ 1,441.6      1.4%
   Accident and health insurance                            0.1         0.1            -           -        -
                                                     ----------   ---------   ----------   ---------

   Total premiums written                               1,570.4       148.8         20.0     1,441.6      1.4%

   Change in unearned premiums and finance charges                                             (17.2)
                                                                                           ---------
   Total premiums and finance charges earned                                               $ 1,424.4
                                                                                           =========

                                                                      Schedule V

                   Ohio Casualty Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                                  (in millions)

                                  Balance at                Balance at
                                  beginning    Charged to     end of
                                  of period     expenses      period
Year ended December 31, 2005
    Reserve for bad debt            $4.3        ($0.1)         $4.2
    Reserve for uncollectible
        reinsurance recoverable      2.3          1.4           3.7

Year ended December 31, 2004
    Reserve for bad debt            $4.2         $0.1          $4.3
    Reserve for uncollectible
        reinsurance recoverable      2.4         (0.1)          2.3

Year ended December 31, 2003
    Reserve for bad debt            $4.3        ($0.1)         $4.2
    Reserve for uncollectible
        reinsurance recoverable      0.5          1.9           2.4

                                                                     Schedule VI

                   Ohio Casualty Corporation and Subsidiaries
            Consolidated Supplemental Information Concerning Property
                       and Casualty Insurance Operations
                                  (In millions)

                                                                                      Claims and claim
                                      Reserves for                                   adjustment expenses  Amortization
                          Deferred    unpaid claims                                  incurred related to  of deferred
                           policy       and claim                            Net     -------------------     policy
   Affiliation with      acquisition   adjustment    Unearned   Earned   investment  Current     Prior    acquisition
      registrant            costs       expenses     premiums  premiums    income      year      years       costs
----------------------   -----------  -------------  --------  --------  ----------  --------  ---------  ------------
Property and casualty
  subsidiaries

Year ended December 31,
  2005                   $     153.7  $     2,946.8  $  679.6  $1,453.6  $    186.3  $  927.4  $  (20.1)  $      338.3
                         ===========  =============  ========  ========  ==========  ========  ========   ============
Year ended December 31,
  2004                   $     159.8  $     2,756.4  $  715.5  $1,446.6  $    196.8  $  958.1  $  (21.8)  $      365.2
                         ===========  =============  ========  ========  ==========  ========  ========   ============
Year ended December 31,
  2003                   $     169.3  $     2,627.8  $  703.0  $1,424.4  $    204.8  $  993.3  $   34.1   $      384.0
                         ===========  =============  ========  ========  ==========  ========  ========   ============

                            Paid
                           claims
                         and claim     Net
   Affiliation with      adjustment  Premiums
      registrant          expenses   written
----------------------   ----------  --------
Property and casualty
  subsidiaries

Year ended December 31,
  2005                   $    831.2  $1,449.4
                         ==========  ========
Year ended December 31,
  2004                   $    881.5  $1,453.9
                         ==========  ========
Year ended December 31,
  2003                   $    975.4  $1,441.6
                         ==========  ========

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                                INDEX TO EXHIBITS

Exhibit 3(i) Amended Articles of Incorporation of the Company, reflecting amendments through May 10, 2000

Exhibit 21        Subsidiaries of the Registrant

Exhibit 23 Consent of Independent Registered Public Accounting Firm to incorporation of their opinion by reference in Registration Statements on Forms S-3 (Nos. 333-29483 and 333-105092) and Form S-8 (Nos. 333-42944, 333-73738, 333-88398, 333-91906 and
                  333-125093)

Exhibit 31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule
                  13(a)-14(a)/15(d)-14(a)

Exhibit 31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule
                  13(a)-14(a)/15(d)-14(a)

Exhibit 32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibits incorporated by reference:

Exhibit 3(ii) Code of Regulations, as amended, filed as Exhibit 99 to the Registrant's SEC Form 8-K filed on August 2, 2005

Exhibit 4b        First amendment to the Amended and Restated Rights
                  Agreement dated as of February 19, 1998, signed November 8, 2001, filed as Exhibit 4b to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 4e Ohio Casualty Corporation's Registration Statement for Universal Shelf filed on Form S-3 (333-105092) on May 8, 2003

Exhibit 4f First Supplemental Indenture dated as of June 29, 2004, between Ohio Casualty Corporation and Citibank, N.A. as trustee, relating to the Senior Notes, filed as Exhibit 4.1 to the Registrant's SEC Form 8-K on June 30, 2004

Exhibit 10.1      Employment Agreement with Dan R. Carmichael dated
                  December 1, 2005 filed as Exhibit 10.1 to the Registrant's SEC Form 8-K on December 5, 2005

Exhibit 10.2 Restricted Stock Award Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit 10.2 to the Registrant's Form 8-K on December 5, 2005

Exhibit 10.3 Freestanding Stock Appreciation Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit
                  10.3 to the Registrant's Form 8-K on December 5, 2005

Exhibit 10.4d Change in Control Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit 10.4 to the Registrant's Form 8-K on December 5, 2005

Exhibit 10.5e Separation Agreement with Donald F. McKee dated May 10, 2004, filed as Exhibit 10.1 to the Registrant's SEC Form 8-K on May 10, 2004

Exhibit 10.6 Agreement and General Release with Elizabeth M. Riczko dated June 3, 2005, filed as Exhibit 10.1 to the Registrant's SEC Form 8-K on June 3, 2005

                                    FORM 10-K
                            OHIO CASUALTY CORPORATION
                          INDEX TO EXHIBITS, CONTINUED

Exhibit 10.7 Stock Option Agreement for Directors' year 2000 grant, filed as Exhibit 10.1 to the Registrant's SEC Form 10-Q on May 15, 2000

Exhibit 10.8      Replacement carrier agreement between Ohio Casualty of
                  New Jersey, Inc. and Proformance Insurance Company and its parent, National Atlantic Holdings Corporation, filed as
                  Exhibit 10k to the Registrant's SEC Form 10-K on March 5, 2002

Exhibit 10.9 Ohio Casualty Corporation 2002 Stock Incentive Program, filed as Exhibit 10.2 to the Registrant's SEC Form 10-Q on May 14, 2002

Exhibit 10.10     Ohio Casualty Corporation 2005 Incentive Plan, filed as
                  Exhibit 99 to the Registrant's Form 8-K filed on May 20, 2005

Exhibit 10.11     Credit Agreement dated as of February 16, 2006 between
                  Ohio Casualty Corporation and LaSalle Bank National Association as Agent as Exhibit 10.1 to the Registrant's SEC Form 8-K filed on February 17, 2006

Exhibit 10.12     Amended and Restated Ohio Casualty Corporation
                  Director's Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10.13 The Ohio Casualty Insurance Company Excess Benefit Plan filed as Exhibit 99 to the Registrant's SEC Form 8-K on January 3, 2006

Exhibit 10.14 The Ohio Casualty Insurance Company 2005 Officer Annual Incentive Program files as Exhibit 10.1 to the Registrant's SEC Form 8-K filed on March 1, 2005

Exhibit 10.15 The Ohio Casualty Insurance Company 2006 Officer Annual Incentive Program filed as Exhibit 10.1 to the Registrant's SEC Form 8-K on February 23, 2006

Exhibit 10.16     The Ohio Casualty Insurance Company 2006 Officer
                  Long-Term Incentive Award agreement filed as Exhibit 10.2 to the Registrant's SEC Form 8-K on February 23, 2006

Exhibit 10.17 The Ohio Casualty Insurance Company 2003 Executive Management Team Annual Incentive Program filed as Exhibit 10 to the Registrant's SEC Form 10-Q on August 3, 2004

Exhibit 10.18 The Ohio Casualty Insurance Company Benefit Equalization Plan filed as Exhibit 10.4 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10.19     The Ohio Casualty Insurance Company Deferred
                  Compensation Plan (Dan R. Carmichael) filed as Exhibit 10.5 to the Registrant's SEC Form 10-K on March 27, 2003

Exhibit 10.20 Form of Amended Change in Control Agreement entered into between the Registrant and each of the following executive officers: John S. Busby, Debra K. Crane, Paul J. Gerard, Ralph
                  G. Goode, John S. Kellington, Thomas E. Schadler, Lynn C. Schoel and Michael A. Winner filed as Exhibit 1e to the Registrant's SEC Form 10-K on March 12, 2004

Exhibit 10.21 Ohio Casualty Corporation Agent Share Plan on Form S-3 (333-29483) filed as Exhibit 4.1 to the Registrant's SEC Form 10-K on March 12, 2004