Form 10-Q
period 2006-03-31
OHIO CASUALTY CORP
filed 2006-04-26
CIK 73952

=============================================================================

                       UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended March 31, 2006.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from           to
                                   ________     ________


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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   X         Accelerated filer
                        -----
Non-accelerated filer


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes          No    X
                                                               -----

    On April 25, 2006, there were 63,581,815 shares of common stock outstanding.






                               Page 1 of 29
==============================================================================

                                   INDEX


                                                                          Page
                                                                          ----
PART I  FINANCIAL INFORMATION
 Item 1.      Financial Statements                                          3

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                16

 Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk                                                  28

 Item 4.      Controls and Procedures                                      28

PART II OTHER INFORMATION
 Item 1.      Legal Proceedings                                            28

 Item 2.      Unregistered Sales of Equity Securities
              and Use of Proceeds                                          29

 Item 6.      Exhibits                                                     29

Signature                                                                  29

Exhibit 31.1  Certification of Chief Executive Officer of Ohio
              Casualty Corporation in accordance with SEC
              Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 31.2  Certification of Chief Financial Officer of Ohio
              Casualty Corporation in accordance with SEC
              Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 32.1  Certification of Chief Executive Officer of Ohio
              Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2  Certification of Chief Financial Officer of Ohio
              Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                              March 31,     December 31,
(in millions, except share data)                                2006            2005
===========================================================================================
Assets                                                      (Unaudited)
Investments:
   Fixed income securities:
      Available-for-sale, at fair value
          (amortized cost:  $3,480.0 and $3,453.5)           $   3,502.6     $   3,527.7
      Held-to-maturity, at amortized cost
          (fair value:  $250.8 and $260.5)                         259.4           264.4
   Equity securities, at fair value
          (cost:  $150.3 and $144.2)                               377.8           375.1
-------------------------------------------------------------------------------------------
     Total investments                                           4,139.8         4,167.2

Cash and cash equivalents                                           53.1            54.5
Premiums and other receivables, net of allowance                   304.5           309.2
Deferred policy acquisition costs                                  151.9           153.7
Property and equipment, net of accumulated depreciation             79.4            80.1
Reinsurance recoverable, net of allowance                          732.3           741.8
Agent relationships, net of accumulated amortization               106.9           109.7
Interest and dividends due or accrued                               48.0            55.0
Deferred tax asset, net                                             20.8            14.8
Other assets                                                       123.2            77.1
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,759.9     $   5,763.1
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,441.4     $   2,435.0
   Loss adjustment expenses                                        510.4           511.8
   Unearned premiums                                               673.9           679.6
Debt                                                               200.0           200.4
Reinsuance treaty funds held                                       146.6           150.4
Other liabilities                                                  345.8           359.5
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,318.1         4,336.7

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          18.0            18.8
Accumulated other comprehensive income                             142.3           178.0
Retained earnings                                                1,409.7         1,360.6
Treasury stock, at cost:
   (Shares:  8,924,679; 9,137,208)                                (137.2)         (140.0)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,441.8         1,426.4
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,759.9     $   5,763.1
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                         Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
                                                                        Three Months
                                                                      Ended March 31,
(in millions, except share and per share data) (Unaudited)           2006            2005
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     357.7     $     362.3
Investment income, less expenses                                    50.9            48.4
Investment gains realized, net                                      14.2               -
-------------------------------------------------------------------------------------------
         Total revenues                                            422.8           410.7

Losses and benefits for policyholders                              189.0           191.1
Loss adjustment expenses                                            36.7            42.9
General operating expenses                                         116.7           113.3
Write-down and amortization of agent relationships                   2.9             4.4
Amortization of deferred policy acquisition costs                   82.9            87.1
Deferral of policy acquisition costs                              (81.1)          (81.4)
Depreciation and amortization expense                                2.5             2.9
Loss on retirement of convertible debt, including
   debt conversion expenses                                            -             0.7
-------------------------------------------------------------------------------------------
         Total expenses                                            349.6           361.0
-------------------------------------------------------------------------------------------
Income before income taxes                                          73.2            49.7

Income tax expense:
   Current                                                           8.2             5.6
   Deferred                                                         13.1             6.4
-------------------------------------------------------------------------------------------
         Total income tax expense                                   21.3            12.0
-------------------------------------------------------------------------------------------
Net income                                                   $      51.9     $      37.7
===========================================================================================

Weighted average shares outstanding - basic                   63,235,681      62,359,823
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.82     $      0.60
===========================================================================================

Weighted average shares outstanding - diluted                 64,836,502      71,675,055
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.80     $      0.55
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                             Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Accumulated
                                                Additional      other                                   Total
(in millions, except                  Common     paid-in    comprehensive  Retained     Treasury    shareholders'
share data) (Unaudited)               Stock      capital       income      earnings      stock         equity
-----------------------------------------------------------------------------------------------------------------
Balance
January 1, 2005                       $ 9.0     $    -        $ 259.1      $1,161.5     $(134.7)     $1,294.9

Net income                                                                     37.7                      37.7
Change in unrealized gain,
   net of deferred income tax
   expense of $24.6                                             (45.6)                                  (45.6)
                                                                                                     ------------
Comprehensive income                                                                                     (7.9)
Net issuance of restricted stock
   (8,664 shares)                                                              (0.1)        0.1             -
Net issuance of treasury
   stock (414,573 shares)                                                      (0.5)        5.1           4.6
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2005                        $ 9.0     $    -        $ 213.5      $1,198.6     $(129.5)     $1,291.6
=================================================================================================================

Balance
January 1, 2006                       $ 9.0     $ 18.8        $ 178.0      $1,360.6     $(140.0)     $1,426.4

Net income                                                                     51.9                      51.9
Change in unrealized gain,
   net of deferred income tax
   expense of $19.1                                             (35.7)                                  (35.7)
                                                                                                     ------------
Comprehensive income                                                                                     16.2
Net issuance of restricted stock
   (10,474 shares)                                 0.2                                      0.1           0.3
Unearned stock compensation                       (2.9)                         2.9                         -
Stock based compensation, net of
    income tax benefit of $1.2                     2.2                                                    2.2
Net issuance of treasury
   stock (238,835 shares)                         (0.3)                                     3.7           3.4
Repurchase of treasury stock
   (36,780 shares)                                                                         (1.0)         (1.0)
Cash dividend paid ($0.09 per share)                                           (5.7)                     (5.7)
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2006                        $ 9.0     $ 18.0        $ 142.3      $1,409.7     $(137.2)     $1,441.8
=================================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                             Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months
                                                                        Ended March 31,
(in millions) (Unaudited)                                            2006            2005
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                  $  51.9         $  37.7
      Adjustments to reconcile net income to net cash
      provided by operations:
         Changes in:
            Insurance reserves                                       (0.7)           37.4
            Reinsurance treaty funds held                            (3.8)            1.1
            Income taxes                                             11.2             2.0
            Premiums and other receivables                            4.7            23.1
            Deferred policy acquisition costs                         1.8             5.6
            Reinsurance recoverable                                   9.5           (34.9)
            Other assets                                            (11.7)            1.1
            Other liabilities                                       (27.0)          (24.9)
         Loss on retirement of convertible debt, including
            debt conversion expenses                                    -             0.7
         Stock-based compensation expense                             1.4               -
         Amortization and write-down of agent relationships           2.9             4.4
         Depreciation and amortization                                2.5             2.9
         Investment gains realized, net                             (14.2)              -
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            28.5            56.2
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed income, available-for-sale                             (272.9)         (221.5)
      Fixed income, held-to-maturity                                 (0.2)           (0.2)
      Equity                                                        (13.2)              -
   Proceeds from sales of securities:
      Fixed income, available-for-sale                              187.2           177.7
      Equity                                                         22.8             0.6
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                               45.7            15.1
      Fixed income, held-to-maturity                                  4.8             6.6
   Property and equipment
      Purchases                                                      (2.0)           (2.4)
      Sales                                                           0.1               -
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (27.7)          (24.1)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                     (0.2)           (4.7)
      Payment for deferred financing costs                           (0.3)              -
   Proceeds from exercise of stock options                            3.3             4.5
   Repurchase of treasury stock                                      (1.0)              -
   Income tax benefit from stock option exercises                     1.7               -
   Dividends paid to shareholders                                    (5.7)              -
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                (2.2)           (0.2)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (1.4)           31.9
Cash and cash equivalents, beginning of period                       54.5           252.6
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $  53.1         $ 284.5
=================================================================================================


Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of March 31, 2006 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three months ended March 31, 2006 and 2005, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at March 31, 2006 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the Consolidated Financial Statements and Notes thereto included in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results of operations for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $4.0 at March 31, 2006 and $4.2 at December 31, 2005. Property and equipment are carried at cost less accumulated depreciation of $179.4 and $177.2 at March 31, 2006 and December 31, 2005, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $3.7 at both March 31, 2006 and December 31, 2005.

NOTE II - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                                                Three Months Ended March 31,
                                                  2006              2005
----------------------------------------------------------------------------
Net income                                       $51.9              $37.7
Weighted average common shares
 outstanding - basic (thousands)                63,236             62,360
Basic net income per weighted average share      $0.82              $0.60
============================================================================

Net income                                       $51.9              $37.7
Effect of EITF 04-8 on net income using
 "if-converted" method                           $ -                $ 1.6
Adjusted net income using
 "if-converted" method                           $51.9              $39.3
Weighted average common shares
 Outstanding - basic (thousands)                63,236             62,360
Effect of dilutive securities from stock
 compensation plans (thousands)                  1,601              1,346
Effect of EITF 04-8 (thousands)                    -                7,969
----------------------------------------------------------------------------

Weighted average common shares
 outstanding - diluted (thousands)              64,837             71,675
Diluted net income per weighted average share    $0.80              $0.55
============================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. As a result of this EITF, the Consolidated Corporation has included 8.0 million shares into its diluted earnings per share calculation using the "if-converted" method for the first quarter of 2005.

NOTE III  -- SEGMENT INFORMATION

The Consolidated Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty, and Personal Lines. These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Consolidated Corporation also has an All Other segment which derives its revenues from investment income of the Corporation. The other expenses included in this segment consist primarily of interest expense.

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

                         Three Months Ended March 31,

Commercial Lines Segment                         2006           2005
----------------------------------------------------------------------
Net premiums written                           $212.4         $205.6
  % Change                                        3.3%          (3.1)%
Net premiums earned                             204.6          205.6
  % Change                                       (0.5)%          3.9%
Underwriting loss (before tax)                   (3.6)         (12.9)



Specialty Lines Segment                          2006           2005
----------------------------------------------------------------------
Net premiums written                            $35.8          $39.1
  % Change                                       (8.4)%         12.4%
Net premiums earned                              37.3           35.1
  % Change                                        6.3%         (15.8)%
Underwriting gain (before tax)                    9.2            1.3



Personal Lines Segment                           2006           2005
----------------------------------------------------------------------
Net premiums written                           $105.9         $113.8
  % Change                                       (6.9)%         (2.7)%
Net premiums earned                             115.8          121.6
  % Change                                       (4.8)%          -
Underwriting gain (before tax)                   12.6           27.7



Total Property & Casualty                        2006           2005
----------------------------------------------------------------------
Net premiums written                           $354.1         $358.5
  % Change                                       (1.2)%         (1.5)%
Net premiums earned                             357.7          362.3
  % Change                                       (1.3)%          0.3%
Underwriting gain (before tax)                   18.2           16.1



All Other Segment                                2006           2005
----------------------------------------------------------------------
Revenues                                        $ 3.6         $  3.3
Write-down and amortization of
  agent relationships                            (2.9)          (4.4)
Other expenses                                   (7.2)         (10.4)
----------------------------------------------------------------------
Net loss before income tax                      $(6.5)        $(11.5)



Reconciliation of Revenues                       2006           2005
----------------------------------------------------------------------
Net premiums earned for
  reportable segments                          $357.7         $362.3
Net investment income                            47.2           45.1
Realized gains, net                              14.3            -
----------------------------------------------------------------------
Total property and casualty revenues            419.2          407.4
All other segment revenues                        3.6            3.3
----------------------------------------------------------------------
Total revenues                                 $422.8         $410.7
======================================================================



Reconciliation of Underwriting
  Gain (before tax)                              2006           2005
----------------------------------------------------------------------
Property and casualty underwriting
  gain (before tax)                            $ 18.2         $ 16.1
Net investment income                            50.9           48.4
Realized gains, net                              14.2            -
Write-down and amortization of
  agent relationships                            (2.9)          (4.4)
Other expenses                                   (7.2)         (10.4)
----------------------------------------------------------------------
Income before income tax                         73.2           49.7
Income tax expense                              (21.3)         (12.0)
----------------------------------------------------------------------
Net income                                     $ 51.9         $ 37.7
======================================================================


Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                           Three Months Ended March 31,
                                              2006              2005
-----------------------------------------------------------------------
Net income                                   $51.9             $37.7
After-tax net realized gains                   9.2               -
-----------------------------------------------------------------------
  Operating income                           $42.7             $37.7
=======================================================================

NOTE IV - STOCK BASED COMPENSATION

The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation's long-term financial success. Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under Statement of Financial Accounting Standard (SFAS) 123(R), "Share-Based Payment." SFAS 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation adopted the provisions of SFAS 123(R) using the modified prospective method in which compensation expense is recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS 123(R) decreased the Consolidated Corporation's net income by $0.3. Basic and diluted earnings per share were not impacted in the first three months of 2006 by the adoption of SFAS 123(R). The Consolidated Corporation uses the straight-line method of recording compensation expense relative to share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS 95 prior to its amendment. This requirement reduced net operating cash flows and increased net financing cash flows by $1.7 in the first quarter of 2006.

In 2005, the Consolidated Corporation accounted for stock based compensation issued to employees in accordance with APB 25, as was permitted by SFAS 123. Under APB 25, the Consolidated Corporation recognized compensation expense based on the intrinsic value of stock based compensation. Had the Consolidated Corporation adopted the income statement recognition requirements of SFAS 123 "Accounting for Stock Based Compensation," the Consolidated Corporation's net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                                       Three Months Ended
                                                            March 31,
                                                              2005
-------------------------------------------------------------------------
Net income
 As reported                                                 $37.7
 Add:  Stock-based employee compensation
  reported in net income, net of related tax effect            0.1
 Deduct:  Total stock-based employee
  compensation, net of related tax effects                     1.0
-------------------------------------------------------------------------
 Pro forma net income                                        $36.8
=========================================================================
Basic EPS
 As reported                                                 $0.60
 Pro Forma                                                   $0.59
Average shares outstanding - basic                      62,359,823
Diluted EPS*
 As reported                                                 $0.55
 Pro Forma                                                   $0.53
Average shares outstanding - diluted                    71,675,055
=========================================================================

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the three months 2005. Also See Note II.

The Consolidated Corporation has several share-based incentive programs which are briefly described below. For a more detailed discussion of each of these share-based incentive programs, see Note 5 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005.

2005 Incentive Plan
On May 18, 2005, the shareholders of the Corporation approved the Consolidated Corporation's 2005 Incentive Plan (2005 Plan) which provides for stock based compensation to employees and non-employee directors. Approval of the 2005 plan resulted in the termination of the then existing stock incentive plans of the Consolidated Corporation.

At March 31, 2006, 1,901,965 shares were available for issuance under the 2005 Plan. Equity-based awards that may be granted under the 2005 Plan include stock options (incentive and non-qualified), restricted stock, restricted stock units, stock appreciation rights and shares of the Corporation's common stock as defined in the 2005 Plan document. In addition to equity-based compensation, the 2005 Plan also authorizes grants of performance based awards in the form of restricted stock, restricted stock units, stock units and cash awards. The 2005 Plan limits the number of shares of stock with respect to which awards may be issued to any participant in a calendar year to 400,000.

Options granted under the plan may be exercised at any time after the vesting requirements are met, which ranges from immediate vesting to three years. During the first quarter of 2006, there were 7,750 stock options granted from the 2005 Plan. Total options outstanding, excluding forfeitures, were 76,750 at March 31, 2006. Total compensation expense recorded in the first quarter of 2006 related to stock options was $0.7.

The 2005 Plan also provides for the grant of freestanding and/or tandem
stock appreciation rights (SAR) and restricted stock.   At March 31, 2006,
there were 350,000 outstanding freestanding SARs, with 100,000 granted during the first quarter of 2006 and there were no issued and outstanding tandem SARs. The requisite service period for outstanding SARs is three years. The Consolidated Corporation recognized $0.3 of compensation expense in the first quarter of 2006 related to the freestanding SARs.

During the three months ended March 31, 2006 and 2005, there were 10,750 and 9,500 restricted shares issued, excluding forfeitures, under either the 2005 Plan or a predecessor plan. At March 31, 2006, there are 158,206 restricted shares which are under the restriction period. SFAS 123(R) eliminated the presentation of the contra-equity account, unearned compensation, on the face of the consolidated balance sheets. As a result, $2.9 was reclassified to additional paid-in capital during the first quarter of 2006. The Corporation has recognized compensation expense on the grants of restricted shares of $0.4 and $0.2 in the three months ended March 31, 2006 and 2005, respectively.

Long-term Incentive Plan
In July 2005, the Consolidated Corporation adopted a Long-Term Incentive Plan (LTIP) award to better align officer interests with shareholders for performance that promotes the long-term success of the Consolidated Corporation. The 2005 LTIP award is a performance based award covering a thirty-month period beginning July 1, 2005 and ending December 31, 2007 (the "performance period"). The 2006 LTIP award is a performance based award with the final payout modified based upon achievement of a market condition, comprised of total shareholder returns generated by the Consolidated Corporation over the performance period relative to total shareholder returns generated by a selected peer group over this same performance period. The performance period began on January 1, 2006 and will end on December 31, 2008. At the end of both performance periods, payout, if any, will be made 50% in the form of Corporation common shares and 50% in cash. There is no provision to pay the share portion of the payout in cash. The Consolidated Corporation recognized compensation expense related to the LTIP of $0.3 in the first quarter of 2006 ($1.3 representing normal quarterly expense accrual and $(1.0) as a result of implementing 123(R)). There was no corresponding amount recognized in the first quarter of 2005 as the performance period did not begin until July 2005.

Employee Stock Purchase Plan
The Consolidated Corporation has an employee stock purchase plan that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount of up to 15% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Effective with the first offering period in 2006, shares of the Corporation's common stock will be purchased at a discount of 10% and the offering period changed from six months to three months. Participants may purchase no more than twenty-five thousand dollars, prior to stated discount, of the Corporation's common stock in a calendar year. During the three months ended March 31, 2006, 57,770 shares were purchased under the plan compared to 56,491 shares purchased under the plan in the same period of 2005. At March 31, 2006, there were 1,762,825 shares available for future issuance under the plan. The Consolidated Corporation recognized compensation expense related to the employee stock purchase plan of $0.3 during the first quarter of 2006.

Following is a summary of stock based compensation expense recognized by the Consolidated Corporation:

                                              Three Months Ended March 31,
                                                  2006           2005
--------------------------------------------------------------------------
2005 Incentive Plan
  Stock Options                                   $0.7           $ -
  Stock Appreciation Rights                        0.3             -
  Restricted Stock                                 0.4            0.2
Long Term Incentive Plan                           0.3             -
Employee Stock Purchase Plan                       0.3             -
--------------------------------------------------------------------------
  Total Stock-Based Compensation                  $2.0           $0.2
==========================================================================

The following table summarizes information about the stock-based compensation plans (options and SARs) as of March 31, 2006:

                                            Weighted-      Weighted-      Aggregate
                                               Avg            Avg         Intrinsic
                                  Shares     Exercise      Remaining        Value
                                  (000)       Price      Contract Life    ($ in 000)
                                  --------------------------------------------------
Outstanding at January 1, 2006    3,958      $15.68
 Granted                            107      $31.52
 Exercised                         (242)     $14.03
 Forfeited                           (3)     $20.98
                                  ------
Outstanding at March 31, 2006     3,820      $16.29           6.5           $58,867

Exercisable at March 31, 2006     2,890      $13.93           5.8           $51,361

The total intrinsic value of stock options exercised was $4.1 and $5.3 during the first quarter of 2006 and 2005, respectively.

The following table summarizes information about the restricted stock activity as of March 31, 2006:

                                                          Weighted-
                                                             Avg
                                              Shares     Grant Date
                                               (000)      Fair Value
                                              -----------------------
Restricted stock awards at January 1, 2006      148        $25.49
 Granted                                         11         31.30
 Released                                        (1)        19.13
 Forfeited                                        -          -
                                                ----       ------
Restricted stock awards at March 31, 2006       158        $25.92
                                                ===        ======

The per share weighted-average fair value of options and awards granted during the first quarter of 2006 and 2005 is as follows:

                                           2006           2005
                                          ---------------------
Stock options                             $ 9.96         $ 9.30
Restricted stock                          $31.30         $24.55
SARs                                      $ 9.80          N/A
Employee Stock Purchase Plan              $ 8.83         $ 4.82

Under the provisions of SFAS 123(R), the Consolidated Corporation is required to estimate on the date of grant the fair value of each option and freestanding SAR using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions:

                                          Three Months Ended March 31,
                                             2006            2005
                                             ----            ----
Dividend yield                                1.0%            1.8%
Expected volatility                          32.0%           44.2%
Risk-free interest rate                       4.8%            4.2%
Expected term                                 4.5 years       5.0 years

The dividend yield is determined by using the expected per share dividend during 2006. In 2005, the dividend yield was based upon the average of selected peer companies. The expected volatility is based on the Corporation's stock price over a historical period which approximates the expected term. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards.

As of March 31, 2006, there was $8.5 of total unrecognized compensation cost ($5.7 relating to options and freestanding SARs and $2.8 relating to restricted stock) related to non-vested share-based compensation arrangements granted under the Consolidated Corporation's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.1 years for options and freestanding SARs and 2.8 years for restricted stock.

NOTE V - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $1.3 and $2.8 in the first quarter of 2006 and 2005, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 18 years. For the three month period ended March 31, 2006 and 2005, the Consolidated Corporation recorded amortization expense of $1.6. At March 31, 2006 and December 31, 2005, the unamortized carrying value of the agent relationships asset was $106.9 and $109.7, respectively. The agent relationships asset is recorded net of accumulated amortization of $46.5 and $45.5 at March 31, 2006 and December 31, 2005, respectively.

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

Capitalized software costs and accumulated amortization amounts included in the consolidated balance sheets were $58.8 and $16.9 at March 31, 2006 and $58.5 and $15.9 at December 31, 2005, respectively.

NOTE VII - DEBT

The following table represents outstanding debt and deferred financing costs of the Consolidated Corporation at March 31, 2006 and December 31, 2005:

                                                   March 31,   December 31,
                                                      2006         2005
---------------------------------------------------------------------------
Senior Debt (net of discount and issuance
  costs of $2.2 and $2.3, respectively)             $197.8       $197.7
Ohio Loan                                              2.5          2.7
Deferred Financing Costs                              (0.3)         -
---------------------------------------------------------------------------
  Total Debt                                        $200.0       $200.4
===========================================================================

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial majority of the net proceeds to repurchase and redeem the Convertible Notes. See Note 15 included in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the repurchase and redemption of the Convertible Notes. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $2.2 at March 31, 2006. The Convertible Notes and Senior Notes were reported on the consolidated balance sheets net of unamortized issuance-related costs and discount totaling $2.3 at December 31, 2005. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

In February 2006, the Corporation terminated the $80.0 revolving credit agreement which was entered into on July 31, 2002 and renewed in February 2005 with an expiration date of March 15, 2006. On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject only to a successful syndication of the requested increase. Please refer to Note 15 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the terms and provisions of the new revolving credit agreement. At March 31, 2006, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit at either
March 31, 2006 or December 31, 2005.

In connection with the repurchase and redemption of the Convertible Notes, referenced above, during the quarter ended March 31, 2005, the Corporation recognized $0.7 as loss on retirement, principally comprised of the write-off of unamortized debt issuance cost and premium paid on repurchases of the Convertible Notes during this period.

Interest expense incurred for the three month period ending March 31, 2006 and 2005 was $3.7 and $6.0, respectively.

NOTE VIII - CONTINGENCIES

In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). Please refer to Note 7 in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding this agreement. Late in the first quarter of 2005, OCNJ, based on revised information provided by Proformance subsequent to the Consolidated Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated liability and related accrual to $4.4 at March 31, 2005. In June 2005, OCNJ reached a settlement with Proformance for the final payment related to this obligation in the amount of $3.7 and in return received from Proformance a release from any and all future obligations related to this surplus guarantee. Accordingly, at March 31, 2006, no additional amounts are recorded on the consolidated balance sheets pursuant to this surplus guarantee. The total amount paid by OCNJ pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6.

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

A proceeding entitled Carol Lazarus v. the Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American's motion for summary judgment. The matter is scheduled for trial in 2006 and is subject to appeal.

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

In 2001, the Company, American Fire, West American, Ohio Security and OCNJ sought refunds of retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey's calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey's premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New Jersey Supreme Court and the case was argued in November 2005. No decision in the Supreme Court case has been reached at this time. If American Fire is successful in this matter, American Fire, as well as the Company, West American, Ohio Security and OCNJ would expect to receive a refund of taxes previously paid. At this time, American Fire is not able to reasonably predict the outcome of this case and, therefore, no amounts have been recorded in the Consolidated Financial Statements as of March 31, 2006 or December 31, 2005.

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

NOTE IX - EMPLOYEE BENEFITS

The Company has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of March 31 is determined as follows:

                                               Three Months Ended March 31,
                                                     2006         2005
---------------------------------------------------------------------------
Service cost earned during the period               $ 2.1        $ 1.8
Interest cost on projected benefit obligation         4.3          4.3
Expected return on plan assets                       (6.5)        (5.4)
Amortization of accumulated losses                    1.0          0.9
Amortization of unrecognized prior service cost      (0.6)        (0.6)
---------------------------------------------------------------------------
Net periodic pension cost                           $ 0.3        $ 1.0
===========================================================================

The Company contributed $19.0 in the first quarter of 2006 to the defined benefit retirement plan and is currently evaluating whether additional contributions will be made during the balance of the fiscal year 2006.

The components of the Company's net periodic postretirement benefit cost as of March 31:

                                               Three Months Ended March 31,
                                                     2006         2005
---------------------------------------------------------------------------
Service cost                                        $ 0.1        $ 0.1
Interest cost                                         0.7          0.7
Amortization of unrecognized prior service cost      (1.5)        (1.5)
---------------------------------------------------------------------------
Net periodic postretirement benefit cost            $(0.7)       $(0.7)
===========================================================================

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of SFAS 133 and 140." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, the Standard establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on qualifying special purpose entities from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurment event occurring after the beginning of the first fiscal year that begins after September 15, 2006. For the Consolidated Corporation, this would mean January 1, 2007. The Consolidated Corporation does not believe the impact of the Standard will be significant to the Corporation's overall results of operations or financial position.

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

RESULTS OF OPERATIONS

Net Income

The Consolidated Corporation reported net income of $51.9, or $0.80 per share for the three months ended March 31, 2006, compared with $37.7, or $0.55 per share in the same period of 2005, which included after-tax realized investment gains of $9.2 ($0.14 per share) for the period ending March 31, 2006 and no after-tax realized gains for the period ending March 31, 2005.

The Consolidated Corporation adopted the provision of SFAS 123(R) as of January 1, 2006. For further information on the impact of the adoption of SFAS 123(R) in 2006, see Note IV to the unaudited interim consolidated financial statements included in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

Operating Results

Insurance industry regulators require the Group to report its financial condition and results of operations, among other things, using statutory accounting principles. Management uses industry standard financial measures determined on a statutory basis, as well as those determined on a GAAP basis to analyze the Group's property and casualty operations. These insurance industry financial measures include loss and loss adjustment expense (LAE) ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a GAAP basis, unless otherwise indicated, and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15, page 82 of the Corporation's 2005 Annual Report on Form 10-K.

At March 31, 2006 and December 31, 2005, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $1,038.2 and $1,004.5, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of March 31, 2006 and December 31, 2005, was 1.4 to 1.0.

Premium Revenue Results

Gross premium written differs from net premiums written by the amount of premiums ceded to reinsurers. Management analyzes premium revenues primarily by premiums written in the current period, which is a better indicator of current production levels. Net premiums written are recognized into revenue on a monthly pro rata basis over the coverage term of the policy which is reflected in the consolidated income statements as earned premium.

The table below summarizes property and casualty premium on a gross and net basis compared with the same period of the prior year:

                                         Three Months Ended March 31,
                                           2006      2005     % Chg
Gross Premiums Written                     ----      ----     -----
----------------------
Commercial Lines                         $218.0    $211.2      3.2%
Specialty Lines                            47.5      53.2    (10.7)%
Personal Lines                            107.2     114.9     (6.7)%
                                         ------    ------
All Lines                                $372.7    $379.3     (1.7)%
                                         ======    ======

                                         Three Months Ended March 31,
                                           2006      2005     % Chg
Net Premiums Written                       ----      ----     -----
--------------------
Commercial Lines                         $212.4    $205.6      3.3%
Specialty Lines                            35.8      39.1     (8.4)%
Personal Lines                            105.9     113.8     (6.9)%
                                         ------    ------
All Lines                                $354.1    $358.5     (1.2)%
                                         ======    ======

All Lines gross premiums written declined slightly for the three month period ended March 31, 2006, due primarily to lower in-force policy counts across all three segments the result of declines in premium production throughout 2005. This decline was partially offset by an increase in new business premium production and improved policy renewal rates in the first quarter 2006. The relatively small difference in percentage change between gross and net premiums is due to the renewal of the majority of our reinsurance programs on January 1, 2006 with no significant changes in coverage or retentions and with an overall cost increase of less than 2%.

For Commercial Lines, gross premiums written increased 3.2% when compared to the same period of 2005, a result of a 19.8% increase in new business premium production and a slight increase in policy renewal rates, partially offset by a decline in in-force policies for the three months ended March 31, 2006.

For Specialty Lines, the decline in gross premiums written is a result of a 17.8% decline in the commercial umbrella product line as both in-force policies and new business premium production are lower than the same period in the prior year. The decline in the commercial umbrella product line is partially offset by strong growth of almost 12% in the fidelity and surety bonds product line as we continue to leverage our market knowledge and strong producer base.

The decline in Personal Lines gross premiums written is a result of rate reductions taken in a number of states in both the personal auto and homeowners product lines and lower in-force policy counts. This decline is partially offset by a small increase of 1.9% in new business premium production and slightly improved retention rates.

Commercial Lines average renewal prices were flat during the first quarter 2006 compared to an increase of 2.0% in the first quarter 2005, while the commercial umbrella product line had an average renewal price increase of 1.5% compared to 6.8% in first quarter 2005. This decrease period over period is the result of a broad market trend of increased competitive pricing pressure. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include any effects of reinsurance.

All Lines Discussion

The following table provides key financial measures for All Lines:

                                        Three Months Ended March 31,
                                             2006          2005
All Lines                                    ----          ----
---------
Loss ratio                                   52.8%         52.8%
Loss adjustment expense ratio                10.3%         11.9%
Underwriting expense ratio                   31.8%         30.9%
                                             -----         -----
Combined ratio                               94.9%         95.6%
                                             =====         =====

The All Lines combined ratio for the three months ended March 31, 2006 improved 0.7 points. The loss and LAE ratios were positively impacted by lower claim frequency trends and favorable prior year reserve development of $12.9 for the quarter compared to $3.8 for first quarter 2005, which decreased the combined ratio by 2.6 points quarter over quarter. This decline was partially offset by an increase in large claim activity, losses over $250,000, which increased the loss and LAE ratio by approximately 1.4 points and slightly higher catastrophe losses quarter over quarter.

The underwriting expense ratio increased 0.9 points to 31.8%. In first quarter 2005, the underwriting expense ratio benefited from a reduction in the Proformance surplus guarantee accrual, which decreased the underwriting expense ratio by 1.2 points. Without this one time reduction, the 2005 underwriting ratio would have been 32.1%. For 2006, underwriting expenses continue to be favorably impacted by our on-going expense management initiatives and lower employee count.

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

                                              Three Months Ended March 31,
                                                  2006           2005
--------------------------------------------------------------------------
Statutory net liabilities,
  beginning of period                           $2,258.5       $2,183.8
Decrease in provision for prior
  accident year claims                            $(12.9)         $(3.8)
Decrease in provision for prior accident
  year claims as % of premiums earned               (3.6)%         (1.0)%

Catastrophe losses for the first quarter 2006 were $3.6 or 1.0 point compared to $2.5 or 0.7 points in the first quarter 2005, an increase of
0.3 points. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, future reinsurance pricing and availability of reinsurance. For additional disclosure of catastrophe losses, please refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 79 of the Corporation's 2005 Annual Report on Form 10-K.

Segment Discussion

The Consolidated Corporation's organizational structure consists of three reportable segments: Commercial, Specialty and Personal Lines. These reportable segments represent the Consolidated Corporation's operating segments. The Consolidated Corporation also has an all other segment, which derives its revenue from investment income of the Corporation. The following tables provide key financial measures for each of the property and casualty reportable segments:

Commercial Lines Segment

                                          Three Months Ended March 31,
Commercial Lines Segment                      2006            2005
----------------------------------------------------------------------
Net premiums written                        $212.4          $205.6
Net premiums earned                          204.6           205.6
Loss ratio                                    57.2%           57.2%
Loss adjustment expense ratio                 11.6%           15.2%
Underwriting expense ratio                    33.0%           33.9%
Combined Ratio                               101.8%          106.3%

The Commercial Lines combined ratio improved 4.5 points compared to the same period last year primarily due to improvement in both the LAE and underwriting expense ratios. The improvement in the LAE ratio is primarily the result of favorable prior year LAE reserve development of 1.1 points compared to 2.3 points of adverse prior year LAE reserve development in the same period of 2005. The underwriting expense ratio improvement is primarily the result of the lower incentive and contingent commission costs previously discussed.

The Commercial Lines loss ratio, which was flat quarter over quarter was impacted by adverse prior year loss reserve development which added 1.4 points to the first quarter 2006 combined ratio compared to 3.7 points in the first quarter 2005. The adverse development occurring in the first quarter of 2006 was primarily in the workers compensation and general liability product lines, partially offset by favorable development in the commercial auto and commercial multi-peril (CMP) product lines. The adverse development in the first quarter of 2005 was primarily in the workers compensation and CMP product lines again offset by favorable development in the commercial auto product line. The 2005 adverse development in workers' compensation is primarily related to higher medical costs and longer life expectancy identified in a review of lifetime and other severe cases. The 2006 adverse development was the result of higher medical costs impacting the non-lifetime cases. The 2006 loss ratio was also impacted by a $5.7 increase in large losses, which added 2.8 points to the loss ratio quarter over quarter. Also impacting the loss and LAE ratios for these periods were slightly higher catastrophe losses and increased assessments for the National Workers' Compensation Pool (NWCP). Offsetting these adverse impacts is a lower claim frequency trend for Commercial Lines.

Specialty Lines Segment

                                          Three Months Ended March 31,
Specialty Lines Segment                       2006            2005
----------------------------------------------------------------------
Net premiums written                         $35.8           $39.1
Net premiums earned                           37.3            35.1
Loss ratio                                    31.4%           43.0%
Loss adjustment expense ratio                  5.1%            8.0%
Underwriting expense ratio                    38.7%           45.3%
Combined Ratio                                75.2%           96.3%

The Specialty Lines combined ratio improved 21.1 points for the three month period ended March 31, 2006 compared to the same period last year. The improvement was primarily the result of favorable prior year loss and LAE reserve development, which lowered the combined ratio by 26.3 points in the current year quarter versus 8.0 points of favorable prior year reserve development in the first quarter of 2005. For the quarter ended March 31, 2005, Specialty Lines had one relatively large bond loss which served to increase the combined ratio when compared to the current period. Underwriting expenses were favorably impacted by lower incentive and commission costs.

Personal Lines Segment

                                          Three Months Ended March 31,
Personal Lines Segment                        2006            2005
----------------------------------------------------------------------
Net premiums written                        $105.9          $113.8
Net premiums earned                          115.8           121.6
Loss ratio                                    52.0%           48.0%
Loss adjustment expense ratio                  9.6%            7.4%
Underwriting expense ratio                    27.6%           21.8%
Combined Ratio                                89.2%           77.2%

The Personal Lines combined ratio for the three months ended March 31, 2006 increased 12.0 points when compared to the same period of the prior year. The loss and LAE ratio increased 6.2 points as a result of favorable reserve development being 7.8 points lower in first quarter 2006 compared to 2005 and slightly higher catastrophe losses which added a half point compared to the same period last year. These declines were partially offset by continued favorable claim frequency trends. The 5.8 point increase in the underwriting expense ratio was due to the first quarter of 2005 benefit from a reduction in the Proformance surplus guarantee accrual, which reduced the 2005 ratio by 3.6 points and an increase in premium taxes and assessments, direct sales and legal expenses during the current quarter.

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

Earned Premium and Statutory Combined Ratios

                                                          Combined Ratios
                                        ------------------------------------------------
                             Earned
                            Premium     Calendar Year  Accident Year
                          Year to Date  Year to Date   Year to Date   Calendar  Accident
                            March 31,     March 31,      March 31,      Year      Year
(By operating segment)        2006          2006          2006(a)       2005     2005(a)
----------------------------------------------------------------------------------------
Commercial Lines             $204.6         101.3%        101.1%       102.3%    98.8%
Specialty Lines                37.3          75.5%        101.8%        89.9%    99.0%
Personal Lines                115.8          88.3%         91.4%        81.2%    88.5%
----------------------------------------------------------------------------------------
   Total All Lines           $357.7          94.5%         98.1%        94.2%    95.4%
========================================================================================

(a) The measurement date for accident year data is March 31, 2006. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

Investment Results

Three months ended March 31, 2006 and 2005 consolidated pre-tax investment income was $50.9 and $48.4, respectively. This increase was the result of positive operating cash flows and a modest improvement in reinvestment yields resulting from the recent upward movement in interest rates. For the three months ended March 31, 2006, net realized gains were $14.2 versus none for the three months ended March 31, 2005. The Consolidated Corporation realized $20.7 in gross gains and $6.5 in gross losses on securities sold during the first quarter of 2006.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. For further discussion of investment accounting policies, see the "Critical Accounting Policies" section on page 41 of the Corporation's 2005 Annual Report on Form 10-K. Investments are continually evaluated based on current economic conditions, market value changes and developments specific to each issuer. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income.

On November 3, 2005, the FASB released Financial Statement Position (FSP) SFAS 115-1 and SFAS 124-1 replacing Emerging Issues Task Force (EITF) 03-1. The final language on FSP SFAS 115-1 / SFAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, and when the investor no longer has the positive intent and ability to hold until recovery in value, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. The Consolidated Corporation recorded a pre-tax impairment charge of $1.9 recorded in the first three months ended March 31, 2006.

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of March 31, 2006:


Available-for-sale securities with unrealized losses:

                                 Less than 12 months      12 months or longer          Total
                               ----------------------    --------------------   -------------------
                                   Fair    Unrealized      Fair    Unrealized      Fair Unrealized
                                  Value      Losses       Value      Losses       Value      Losses
                               ----------------------    --------------------   -------------------
Fixed income securities:
 U.S. government               $   17.4     $ (0.5)      $  -        $ -       $   17.4     $ (0.5)
 States, municipalities and
  political subdivisions          885.5       (9.8)        68.1       (1.0)       953.6      (10.8)
 Corporate securities             401.7       (9.3)        51.7       (2.5)       453.4      (11.8)
 Mortgage-backed
  securities:
   Government                      21.5       (0.6)         1.3        -           22.8       (0.6)
   Other                          444.5       (7.1)        20.2       (0.6)       464.7       (7.7)
---------------------------------------------------------------------------------------------------
Total fixed income securities   1,770.6      (27.3)       141.3       (4.1)     1,911.9      (31.4)
Equity securities                  25.8       (1.3)         1.0       (0.1)        26.8       (1.4)
---------------------------------------------------------------------------------------------------

Total temporarily impaired
  securities                   $1,796.4     $(28.6)      $142.3      $(4.2)    $1,938.7     $(32.8)
===================================================================================================


Held-to-maturity securities with unrealized losses:

                                 Less than 12 months      12 months or longer          Total
                               ----------------------    --------------------   -------------------
                                   Fair    Unrealized      Fair    Unrealized      Fair Unrealized
                                  Value      Losses       Value      Losses       Value      Losses
                               ----------------------    --------------------   -------------------
Fixed income securities:
 Corporate securities           $ 118.7      $(5.7)       $16.9      $(0.9)      $135.6      $(6.6)
 Mortgage-backed
  securities                       81.7       (2.5)        14.9       (0.5)        96.6       (3.0)
---------------------------------------------------------------------------------------------------

Total temporarily impaired
  securities                     $200.4      $(8.2)       $31.8      $(1.4)      $232.2      $(9.6)
===================================================================================================


Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

As part of the evaluation of the entire $42.4 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at March 31, 2006. In the tables above, there are approximately 900 securities represented. Of this total, 63 securities have unrealized loss positions greater than 5% of their book values at March 31, 2006, with none exceeding 15%. This group represents $8.5, or 20% of the total unrealized loss position. Of this group, 57 securities, representing approximately $6.7 in unrealized losses, have been in an unrealized loss position for less than twelve months. The remaining six securities have been in an unrealized loss position for longer than twelve months and total $1.8 in unrealized losses. Management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

All securities are monitored by portfolio managers who consider many factors such as an issuer's financial and operating performance, degree of financial flexibility and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to fair value with the realized loss being recognized in the then current consolidated statement of income.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed income securities in an unrealized loss position at March 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                      Amortized     Estimated   Unrealized
                                              Cost    Fair Value         Loss
-------------------------------------------------------------------------------
Due in one year or less                  $    3.7       $    3.7       $    -
Due after one year through five years       172.2          169.4         (2.8)
Due after five years through ten years      741.5          729.2        (12.3)
Due after ten years                         530.1          522.1         (8.0)
Mortgage-backed securities                  495.8          487.5         (8.3)
-------------------------------------------------------------------------------
 Total                                   $1,943.3       $1,911.9       $(31.4)
===============================================================================




Held-to-maturity:                        Amortized     Estimated   Unrealized
                                              Cost    Fair Value         Loss
-------------------------------------------------------------------------------
Due in one year or less                     $  2.0        $  2.0        $   -
Due after one year through five years         37.2          35.8         (1.4)
Due after five years through ten years        92.0          87.1         (4.9)
Due after ten years                           11.0          10.7         (0.3)
Mortgage-backed securities                    99.6          96.6         (3.0)
-------------------------------------------------------------------------------
 Total                                      $241.8        $232.2        $(9.6)
===============================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 23 and 24 of this MD&A.

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. Generally Accepted Accounting Principles (GAAP) requires the Consolidated Corporation to perform periodic reviews for possible impairment. These reviews consist of a comparison of estimated future cash flows to the carrying value of the intangible asset. If the estimated future cash flows are less than the carrying value for any individual agent included in the asset, that portion of the asset must be written down to its estimated fair value. The calculation of impairment follows accounting guidelines that do not permit increasing the intangible value for agents who are projected to generate more profit than was expected at the time of the initial assignment of the intangible value to each agent. The determination of impairment involves the use of management estimates and assumptions. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent and the fact that the asset cannot be increased for any agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future. These reductions could be significant if actual agent revenue production or profitability, or both, differ materially from current assumptions. Management has considered these and other factors in determining the remaining useful life of approximately 18 years for this asset. Overall, the estimated future cash flows for the remaining acquired agents assigned an intangible value exceed the remaining asset book value of $106.9 recorded at March 31, 2006. For additional information regarding agent relationships asset, please refer to Note V in the Notes to the Consolidated Financial Statements on page 13 in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at March 31, 2006 and December 31, 2005, respectively.

                                         March 31, 2006                December 31, 2005
                                         --------------                -----------------
                          Average  Amortized  Carrying   % of     Amortized  Carrying    % of
                           Rating    Cost       Value   Total       Cost       Value    Total
                         ---------------------------------------------------------------------
U.S Government:
  Available-for-sale         AAA   $   25.7  $   25.4     0.6     $   25.8  $   25.9      0.6
States, municipalities,
and political
subdivisions:
 Investment grade:
  Available-for-sale         AA+    1,343.6   1,336.9    32.0      1,269.7   1,277.4     30.2
Corporate securities:
 Investment grade:
  Available-for-sale         A      1,439.8   1,473.6    35.2      1,489.0   1,552.4     36.8
  Held-to-maturity           A+       159.9     159.8     3.8        160.1     160.1      3.8
 Below Investment grade:
  Available-for-sale         BB        74.7      76.9     1.8         65.5      68.5      1.6
                                   -----------------------------------------------------------
    Total corporate
     securities                     1,674.4   1,710.3    40.7      1,714.6   1,781.0     42.2
                                   -----------------------------------------------------------
Mortgage-backed securities:
 Investment grade:
  Available-for-sale         AAA      596.1     589.8    14.1        601.6     601.6     14.3
  Held-to-maturity           AAA       99.6      99.6     2.4        104.3     104.3      2.5
 Below Investment grade:
  Available-for-sale         B            -         -       -          1.9       1.9        -
                                   -----------------------------------------------------------
    Total mortgage-backed
     securities                       695.7     691.4    16.5        707.8     707.8     16.8
                                   -----------------------------------------------------------

Total fixed income securites        3,739.4   3,762.0    89.9      3,717.9   3,792.1     89.8
Equity securities*                    150.3     377.8     9.0        144.2     375.1      8.9
Cash and cash equivalents              53.1      53.1     1.1         54.5      54.5      1.3
                                   -----------------------------------------------------------
    Total investment
     securities, cash
     and cash equivalents          $3,942.8  $4,192.9   100.0     $3,916.6  $4,221.7    100.0
                                   ===========================================================

* Included in equity securities as of March 31, 2006 are common stock with a cost of $103.4 and carrying value of $330.7 and preferred stock with a cost of $46.9 and carrying value of $47.1. Included in equity securities as of December 31, 2005 are common stock with a cost of $97.3 and carrying value of $327.9 and preferred stock with a cost of $46.9 and carrying value of $47.2.

The fixed income portfolio is allocated between investment grade and below investment grade securities as follows:

                                      March 31, 2006               December 31, 2005
                                      --------------               -----------------
                               Amortized  Carrying   % of      Amortized  Carrying   % of
                                 Cost       Value   Fixed        Cost      Value    Fixed
                              ------------------------------------------------------------
Total investment grade         $3,664.7   $3,685.1   98.0      $3,650.5   $3,721.7   98.1
Total below investment grade       74.7       76.9    2.0          67.4       70.4    1.9

The fixed income portfolio is allocated between available-for-sale and held-to-maturity securities as follows:

Total available-for-sale
  fixed income securities      $3,480.0   $3,502.6   93.1      $3,453.5   $3,527.7   93.0
Total held-to-maturity
  fixed securities                259.4      259.4    6.9         264.4      264.4    7.0

The excess of carrying value over cost was $250.1 at March 31, 2006 compared with $305.1 at December 31, 2005. The decrease in unrealized gains in 2006 was attributable to declining market values of fixed income securities as a result of an increase in interest rates and the sale of certain highly appreciated equity securities.

The consolidated fixed income portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.1 and 5.2 years at March 31, 2006 and December 31, 2005, respectively. The Consolidated Corporation remains fully invested and does not time markets.

Fixed income securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody's. When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed income securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $29.2 and $35.2 at March 31, 2006 and December 31, 2005, respectively.

Investments in below investment grade securities have greater risks than investments in investment grade securities. The risk of default by borrowers that issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at March 31, 2006 and December 31, 2005:

                         Amortized          Fair      Unrealized
                              Cost         Value            Loss
------------------------------------------------------------------
March 31, 2006               $13.7         $13.2          $(0.5)
December 31, 2005             13.6          13.2           (0.4)

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2006, the equity portfolio consisted of stocks in a total of 59 separate entities covering all ten major S&P industry sectors. Of this total, 22.5% was invested in five companies and the largest single position was 4.7% of the equity portfolio. At December 31, 2005, the equity portfolio consisted of stocks in 60 separate entities in ten different industries. Of this total, 24.2% were invested in five companies and the largest single position was 5.4% of the equity portfolio.

The investment portfolio also includes securities that do not have a readily available market price such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at March 31, 2006, was $341.2 compared to $339.7 at December 31, 2005.

The Consolidated Corporation uses assumptions and estimates when valuing certain investments and related income. These assumptions include estimations of cash flows and interest rates. Although the Consolidated Corporation believes the values of its investments represent fair value, certain cash flow and interest rate estimates could change and lead to changes in fair values.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $3.0 billion and $2.9 billion at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the loss reserves by operating segment were as follows: $1,838.5 Commercial Lines, $729.9 Specialty Lines and $383.4 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $678.7 and $684.6 at March 31, 2006 and December 31, 2005, respectively.

The Group conducts a quarterly review of loss reserves using the methods described in its Annual Report on Form 10-K for the year ended December 31, 2005, and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at March 31, 2006 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of risk factors. These risk factors can be related to both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed discussion of these risk factors. The impact of these items on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimation differs by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder loss event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Group continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Group considers all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved--favorable or unfavorable. The Group reflects adjustments to loss reserves in the results of operations in the period the estimates are changed.

The following table displays case, IBNR and LAE reserves by product line gross of reinsurance recoverables. Case reserves represent amounts determined for each claim based on the known facts regarding the claim and the parameters of the coverage that our policy provides. The IBNR reserves include provisions for incurred but not reported claims, provisions for losses in excess of the case reserves on previously reported claims, claims to be reopened and a provision for uncertainty in recognition of the variability and risk factors described below. The IBNR provision also includes an offset for anticipated salvage and subrogation recoveries. LAE reserves are an estimate of the expenses related to resolving and settling claims. Reserves ceded to reinsurers and reserves net of reinsurance are also shown.

Loss and LAE Reserves as of March 31, 2006 and December 31, 2005

March 31, 2006
--------------
                                                  Gross                      Total     Total
Operating Segment                 Case       IBNR      LAE      Total        Ceded      Net
----------------------------------------------------------------------------------------------
  Commercial Lines             $  721.3   $  765.0   $352.2   $1,838.5      $174.2   $1,664.3
    Workers' compensation         400.9      343.1     68.5      812.5       138.8      673.7
    Commercial auto               104.7      108.4     44.3      257.4         7.1      250.3
    General liability              63.1      120.4     93.9      277.4         7.0      270.4
    CMP, fire & inland marine     152.6      193.1    145.5      491.2        21.3      469.9

  Specialty Lines                 133.4      502.4     94.1      729.9       437.3      292.6
    Commercial umbrella           116.2      502.5     87.7      706.4       426.6      279.8
    Fidelity & surety              17.2       (0.1)     6.4       23.5        10.7       12.8

  Personal Lines                  196.5      122.8     64.1      383.4        67.2      316.2
    Personal auto & umbrella      165.8       87.3     48.0      301.1        66.3      234.8
    Personal property              30.7       35.5     16.1       82.3         0.9       81.4
  Total All Lines              $1,051.2   $1,390.2   $510.4   $2,951.8      $678.7   $2,273.1
----------------------------------------------------------------------------------------------


December 31, 2005
-----------------
                                                  Gross                      Total     Total
Operating Segment                 Case       IBNR      LAE      Total        Ceded      Net
----------------------------------------------------------------------------------------------
  Commercial Lines             $  700.9   $  762.2   $351.5   $1,814.6      $165.4   $1,649.2
    Workers' compensation         387.1      344.0     69.2      800.3       131.4      668.9
    Commercial auto               103.2      109.7     44.6      257.5         6.0      251.5
    General liability              59.4      117.3     92.6      269.3         5.2      264.1
    CMP, fire & inland marine     151.2      191.2    145.1      487.5        22.8      464.7

  Specialty Lines                 134.8      516.2     92.9      743.9       454.1      289.8
    Commercial umbrella           116.4      516.1     85.9      718.4       442.4      276.0
    Fidelity & surety              18.4        0.1      7.0       25.5        11.7       13.8

  Personal Lines                  194.8      126.1     67.4      388.3        65.1      332.2
    Personal auto & umbrella      164.1       91.3     50.6      306.0        64.1      241.9
    Personal property              30.7       34.8     16.8       82.3         1.0       81.3

  Total All Lines              $1,030.5   $1,404.5   $511.8   $2,946.8      $684.6   $2,262.2
----------------------------------------------------------------------------------------------


Reserve variability and uncertainty
-----------------------------------
There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events.

To illustrate the uncertainty by operating segment, the following table provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the three-months ended March 31, 2006 and 2005, and year ended December 31, 2005:

                                     Three Months Ended
                                          March 31             Year
                                     2006          2005        2005
                                     ------------------        ----
Operating Segment
-----------------
Commercial Lines                   $  0.5        $ 12.2      $ 29.1
Specialty Lines                      (9.8)         (2.8)      (12.3)
Personal Lines                       (3.6)        (13.2)      (36.9)
                                   -------       -------     -------
 Total Prior Accident Years'
 Development                       $(12.9)       $ (3.8)     $(20.1)
                                   =======       =======     =======

This table illustrates the variability of reserves between operating segments, and from period to period. Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in the three months ended March 31, 2006, the workers' compensation product line had adverse development of $10.2 while the commercial auto product line had favorable development of $7.9.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

                                     Three Months Ended
                                          March 31             Year
                                     2006          2005        2005
                                     ------------------        ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2005                 $ (2.8)        $ -        $  -
Accident Year 2004                   (4.6)         (9.3)      (30.8)
Accident Year 2003 and Prior         (5.5)          5.5        10.7
                                   -------        ------     -------
 Total Prior Accident Years'
 Development                       $(12.9)        $(3.8)     $(20.1)
                                   =======        ======     =======

Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, for a broader discussion of reserve variability and uncertainty. The Group does not prepare loss reserve ranges, nor does it project future variability, when determining its best estimate, although the above examples of actual historical changes in loss reserve estimates provide a measure of the uncertainty underlying the current loss reserve estimates. The Loss Reserve process takes all risk factors into account, but no one risk factor has been bifurcated to perform a sensitivity or variability analysis because the risk factors were considered in the aggregate. As a result, the Group is not in a position to quantify the impact of reasonably likely changes to significant assumptions at this time. Nevertheless, the Group plans to undertake an assessment to evaluate the sensitivity or variability of changes in significant assumptions related to the Group's estimate of loss reserves in the aggregate and/or by product line, to the extent material. Upon completion of such sensitivity or variability assessment, and to the extent that management believes the information to be reasonably accurate and credible and would be beneficial, in the opinion of management, to the understanding of the Group's financial statements, the Corporation will include the outcome of this sensitivity/variability analysis either in the aggregate or by product line, as appropriate, in the first practicable periodic filing of the Corporation that follows the completion of this assessment and continuing thereafter.

Cash Flow

Net cash provided by operations was $28.5 for the first three months of 2006, compared with $56.2 for the same period in 2005. The net cash from operations fully funded the net cash used in investing of $27.7 which was used for purchases of available-for-sale and equity securities. Cash used by financing operations was $2.2 in the first three months of 2006 compared with $0.2 in the first three months of 2005. The reinstatement of the shareholder dividend and the repurchase of the Corporation's common stock attributed to the increase in cash used in financing activities, see Part II, Item 2, for additional information regarding the share repurchase program. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on pages 13 and 14 of this Quarterly Report on Form 10-Q.

At March 31, 2006, the Corporation had cash and marketable securities, totaling $279.8, which compared to $253.2 at December 31, 2005. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2006, dividend payments from the Company to the Corporation are limited to approximately $415.0 without prior approval of the Ohio Insurance Department. During the first three months of 2006, the Company paid a dividend of $35.0 to the Corporation resulting in a dividend payment limitation of $380.0 for the remainder of 2006.

Book Value Per Share

At March, 31, 2006, the book value per share of the Corporation increased $0.17 per share from $22.54 per share to $22.71 per share when compared to book value at December 31, 2005. This increase is principally the result of improved profitability offset by a decline in unrealized gains. At March 31, 2006 and December 31, 2005 there were 63,493,665 and 63,281,136 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2005 to March 31, 2006.

December 31, 2005                             $22.54
Activity year-to-date March 2006:
  Net income                                    0.82
  Change in unrealized gains                   (0.56)
  Dividend to shareholders                     (0.09)
                                              -------
March 31, 2006                                $22.71
                                              =======

Rating Agencies

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's Investor Service (Moody's) and Standards & Poor's (S&P). These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. Following are the Consolidated Corporation's current ratings and rating outlooks.

                                      A.M. Best     Fitch       Moody's     S&P
                                      ---------     -----       -------     ---
Financial strength rating (Group)     A-            A-          A3          BBB+
Senior unsecured debt rating
  (Corporation)                       bbb-          BBB-        Baa3        BB+
Rating outlook                        Positive      Positive    Stable      Positive

For more information on the rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information about market risk set forth in the Corporation's 2005 Annual Report on Form 10-K.

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

PART II  Other Information

ITEM 1.  Legal Proceedings

Reference is made to the second paragraph of Part I, Item 3 Legal Proceedings to the Corporation's Form 10-K for the fiscal year ended December 31, 2005 regarding the matter captioned Carol Lazarus v. the Group. The Court of Common Pleas Cuyahoga County, Ohio on April 13, 2006 granted plaintiff's motion for class certification and denied defendant's motion for summary judgment.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. The table below summarizes the status of this program during the three months ended March 31, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
                                                    (c) Total       (d) Maximum
                                                      Number         Number of
                                                    of Shares       Shares that
                                                   Purchased as     May Yet Be
                        (a) Total                Part of Publicly    Purchased
                        Number of   (b) Average      Announced       Under the
                         Shares     Price Paid       Plans or         Plans or
Period                  Purchased    per Share       Programs         Programs
--------------------------------------------------------------------------------
January 1 - 31, 2006      36,780      $28.25          36,780         2,447,115
February 1 - 28, 2006          -           -               -         2,447,115
March 1-31, 2006               -           -               -         2,447,115

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




                                  OHIO CASUALTY CORPORATION
                                  -------------------------
                                         (Registrant)






April 26, 2006                    /s/Michael A. Winner
                                  -------------------------------------------
                                  Michael A. Winner, Executive Vice President
                                  and Chief Financial Officer