Form 10-Q
period 2006-06-30
OHIO CASUALTY CORP
filed 2006-07-26
CIK 73952

=============================================================================

                       UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2006.

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  X     Accelerated filer    Non-accelerated filer
                       -----

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                      Yes          No    X
                                                       -----

    On July 25, 2006, there were 61,432,539 shares of common stock outstanding.








                               Page 1 of 33
=============================================================================


                                   INDEX


                                                                        Page
                                                                        ----
PART I  FINANCIAL INFORMATION
 Item 1.     Financial Statements                                          3

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                19

 Item 3.     Quantitative and Qualitative Disclosures
             about Market Risk                                            31

 Item 4.     Controls and Procedures                                      31



PART II OTHER INFORMATION

 Item 2.     Unregistered Sales of Equity Securities and
             Use of Proceeds                                              31

 Item 4.     Submission of Matters to a Vote of Security Holders          32

 Item 6.     Exhibits                                                     32

Signature                                                                 33

Exhibit 31.1 Certification of Chief Executive Officer of Ohio
             Casualty Corporation in accordance with SEC
             Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 31.2 Certification of Chief Financial Officer of Ohio
             Casualty Corporation in accordance with SEC
             Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 32.1 Certification of Chief Executive Officer of Ohio
             Casualty Corporation in accordance with Section
             1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer of Ohio
             Casualty Corporation in accordance with Section
             1350 of the Sarbanes-Oxley Act of 2002

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                               June 30,      December 31,
(in millions, except share data) (Unaudited)                     2006            2005
=========================================================================================
Assets
Investments, at fair value:
   Fixed maturities:
      Available-for-sale, at fair value
          (amortized cost:  $3,434.8 and $3,453.5)           $   3,421.8     $   3,527.7
      Held-to-maturity, at amortized cost
          (fair value:  $244.7 and $260.5)                         255.5           264.4
   Equity securities, at fair value
          (cost:  $176.2 and $144.2)                               385.2           375.1
-----------------------------------------------------------------------------------------
     Total investments                                           4,062.5         4,167.2

Cash and cash equivalents                                           38.7            54.5
Premiums and other receivables, net of allowance                   338.5           309.2
Deferred policy acquisition costs                                  153.7           153.7
Property and equipment, net of accumulated depreciation             79.7            80.1
Reinsurance recoverable, net of allowance                          735.1           741.8
Agent relationships, net of accumulated amortization               102.4           109.7
Interest and dividends due or accrued                               52.6            55.0
Deferred tax asset, net                                             42.2            14.8
Other assets                                                        74.4            77.1
-----------------------------------------------------------------------------------------
     Total assets                                            $   5,679.8     $   5,763.1
=========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,463.2     $   2,435.0
   Loss adjustment expenses                                        519.4           511.8
   Unearned premiums                                               690.9           679.6
Debt                                                               199.9           200.4
Reinsuance treaty funds held                                       142.8           150.4
Other liabilities                                                  288.4           359.5
-----------------------------------------------------------------------------------------
     Total liabilities                                           4,304.6         4,336.7

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          20.6            18.8
Accumulated other comprehensive income                             106.1           178.0
Retained earnings                                                1,439.7         1,360.6
Treasury stock, at cost:
   (Shares:  10,996,869; 9,137,208)                               (200.2)         (140.0)
-----------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,375.2         1,426.4
-----------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,679.8     $   5,763.1
=========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months
                                                                      Ended June 30,
(in millions, except share and per share data) (Unaudited)         2006            2005
------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     355.5     $     365.5
Investment income, less expenses                                    51.9            48.6
Investment gains realized, net                                       5.3            13.8
------------------------------------------------------------------------------------------
         Total revenues                                            412.7           427.9

Losses and benefits for policyholders                              199.3           191.7
Loss adjustment expenses                                            42.7            40.4
General operating expenses                                         116.7           120.4
Write-down and amortization of agent relationships                   4.5             3.3
Amortization of deferred policy acquisition costs                   82.7            84.7
Deferral of policy acquisition costs                               (84.6)          (83.4)
Depreciation and amortization expense                                2.6             2.8
Loss on retirement of convertible debt, including
   debt conversion expenses                                            -             8.3
------------------------------------------------------------------------------------------
         Total expenses                                            363.9           368.2
------------------------------------------------------------------------------------------
Income before income taxes                                          48.8            59.7

Income tax expense (benefit):
   Current                                                          14.9            15.4
   Deferred                                                         (1.7)            2.2
------------------------------------------------------------------------------------------
         Total income tax expense                                   13.2            17.6
------------------------------------------------------------------------------------------
Net income                                                   $      35.6     $      42.1
==========================================================================================

Weighted average shares outstanding - basic                   62,815,872      63,679,352
==========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.57     $      0.66
==========================================================================================

Weighted average shares outstanding - diluted                 64,351,335      66,997,317
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.55     $      0.63
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                     Six Months
                                                                   Ended June 30,
(in millions, except share and per share data) (Unaudited)      2006            2005
----------------------------------------------------------------------------------------
Premiums and finance charges earned                        $     713.2     $     727.8
Investment income, less expenses                                 102.8            97.0
Investment gains realized, net                                    19.5            13.8
----------------------------------------------------------------------------------------
         Total revenues                                          835.5           838.6

Losses and benefits for policyholders                            388.3           382.8
Loss adjustment expenses                                          79.4            83.3
General operating expenses                                       233.4           233.7
Write-down and amortization of agent relationships                 7.4             7.7
Amortization of deferred policy acquisition costs                165.6           171.8
Deferral of policy acquisition costs                            (165.7)         (164.8)
Depreciation and amortization expense                              5.1             5.7
Loss on retirement of convertible debt, including
   debt conversion expenses                                          -             9.0
----------------------------------------------------------------------------------------
         Total expenses                                          713.5           729.2
----------------------------------------------------------------------------------------
Income before income taxes                                       122.0           109.4

Income tax expense:
   Current                                                        23.1            21.0
   Deferred                                                       11.4             8.6
----------------------------------------------------------------------------------------
         Total income tax expense                                 34.5            29.6
----------------------------------------------------------------------------------------
Net income                                                 $      87.5     $      79.8
========================================================================================

Average shares outstanding - basic                          63,024,617      63,023,233
========================================================================================

Earnings per share - basic:
Net income, per share                                      $      1.39     $      1.27
========================================================================================

Average shares outstanding - diluted                        64,591,888      69,327,993
========================================================================================

Earnings per share - diluted:
Net income, per share                                      $      1.35     $      1.18
========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Accumulated
                                             Additional      other                                 Total
(in millions, except                Common    paid-in    comprehensive   Retained   Treasury   shareholders'
share data) (Unaudited)             Stock     capital        income      earnings    stock        equity
------------------------------------------------------------------------------------------------------------
Balance
January 1, 2005                      $ 9.0    $    -        $ 259.1     $ 1,161.5   $ (134.7)   $ 1,294.9

Net income                                                                   79.8                    79.8
Change in unrealized gain,
   net of deferred income tax
   benefit of $2.4                                             (4.6)                                 (4.6)
                                                                                                 ---------
Comprehensive income                                                                                 75.2
Net issuance of restricted stock
   (13,664 shares)                                                                       0.2          0.2
Net issuance of treasury
   stock (926,806 shares)                        4.0                         (0.1)      11.8         15.7
Cash dividends paid ($0.06 per share)                                        (3.8)                   (3.8)
Issuance of common stock pursuant
   to Convertible Note transaction
   (See Note VII)                               11.2                                    17.3         28.5
----------------------------------------------------------------------------------------------------------
Balance,
June 30, 2005                        $ 9.0    $ 15.2        $ 254.5     $ 1,237.4   $ (105.4)   $ 1,410.7
==========================================================================================================

Balance
January 1, 2006                      $ 9.0    $ 18.8        $ 178.0     $ 1,360.6   $ (140.0)   $ 1,426.4

Net income                                                                   87.5                    87.5
Change in unrealized gain,
   net of deferred income tax
   benefit of $38.7                                           (71.9)                                (71.9)
                                                                                                ----------
Comprehensive income                                                                                 15.6
Net issuance of restricted stock
   (18,638 shares)                               0.4                                     0.3          0.7
Unearned stock compensation                     (2.9)                         2.9                       -
Stock based compensation, net of
   income tax benefit of $1.6                    4.2                                                  4.2
Net issuance of treasury
   stock (356,410 shares)                        0.1                                     5.3          5.4
Repurchase of treasury stock
   (2,234,709 shares)                                                                  (65.8)       (65.8)
Cash dividends paid ($0.18 per share)                                       (11.3)                  (11.3)
----------------------------------------------------------------------------------------------------------
Balance,
June 30, 2006                        $ 9.0    $ 20.6        $ 106.1     $ 1,439.7   $ (200.2)   $ 1,375.2
==========================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months
                                                                      Ended June 30,
(in millions) (Unaudited)                                            2006         2005
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                                  $   87.5     $   79.8
      Adjustments to reconcile net income to cash
      from operations:
         Changes in:
            Insurance reserves                                        47.1         93.3
            Reinsurance treaty funds held                             (7.6)       (23.4)
            Income taxes                                              (6.1)        (5.4)
            Premiums and other receivables                           (29.3)        16.6
            Deferred policy acquisition costs                            -          6.9
            Reinsurance recoverable                                    6.7        (37.3)
            Other assets                                             (15.7)        (5.7)
            Other liabilities                                        (36.2)       (43.2)
         Loss on retirement of convertible debt, including
            debt conversion expenses                                     -          9.0
         Stock-based compensation expense                              3.3          0.3
         Write-down and amortization of agent relationships            7.4          7.7
         Depreciation and amortization                                 5.1          5.7
         Investment gains realized, net                              (19.5)       (13.8)
----------------------------------------------------------------------------------------
Net cash provided by operating activities                             42.7         90.5
----------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed income, available-for-sale                              (489.8)      (619.0)
      Fixed income, held-to-maturity                                  (0.5)        (0.4)
      Equity                                                         (51.3)        (3.7)
   Proceeds from sales of securities:
      Fixed income, available-for-sale                               435.4        416.7
      Equity                                                          49.6          7.9
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                                60.1         29.6
      Fixed income, held-to-maturity                                   8.5         17.4
   Property and equipment
      Purchases                                                       (5.0)        (4.9)
      Sales                                                            0.3          0.1
----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    7.3       (156.3)
----------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                      (0.3)      (160.0)
      Payments for deferred financing costs                           (0.3)           -
      Loss on retirement of convertible debt,
         including conversion expense                                    -         (3.6)
   Proceeds from exercise of stock options                             4.3         12.5
   Repurchase of treasury stock                                      (60.5)           -
   Income tax benefit from stock option exercises                      2.3          2.8
   Dividends paid to shareholders                                    (11.3)        (3.8)
----------------------------------------------------------------------------------------
Net cash used in financing activities                                (65.8)      (152.1)
----------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (15.8)      (217.9)
Cash and cash equivalents, beginning of period                        54.5        252.6
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $   38.7     $   34.7
========================================================================================

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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of June 30, 2006 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three and six months ended June 30, 2006 and 2005, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2006 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the Consolidated Financial Statements and Notes thereto included in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results of operations for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $2.1 at June 30, 2006 and $4.2 at December 31, 2005. Property and equipment are carried at cost less accumulated depreciation of $181.6 and $177.2 at June 30, 2006 and December 31, 2005, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $3.7 at June 30, 2006 and December 31, 2005.

NOTE II - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                              2006       2005      2006        2005
------------------------------------------------------------------------------------
Net income                                   $35.6      $42.1     $87.5       $79.8
Weighted average common shares
 outstanding - basic (thousands)            62,816     63,679    63,025      63,023
Basic net income per weighted
 average share                               $0.57      $0.66     $1.39       $1.27
 ===================================================================================

Net income                                   $35.6      $42.1     $87.5       $79.8
Effect of EITF 04-8 on net income
 using "if-converted" method                     -        0.2         -         1.8
Adjusted net income using
 "if-converted" method                        35.6       42.3      87.5        81.6
Weighted average common shares
 outstanding - basic (thousands)            62,816     63,679    63,025      63,023
Effect of dilutive securities from stock
 compensation plans (thousands)              1,535      1,199     1,567       1,273
Effect of EITF 04-8 (thousands)                  -      2,119         -       5,032
------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted (thousands)          64,351     66,997    64,592      69,328
Diluted net income per weighted
 average share                               $0.55      $0.63     $1.35       $1.18
====================================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. As a result of this EITF, the Consolidated Corporation has included 2.1 and 5.0 million shares into its diluted earnings per share calculation using the "if-converted" method for the three and six months ended June 30, 2005. See Note VII for more information regarding the convertible securities.

NOTE III - SEGMENT INFORMATION

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

                        Three Months Ended June 30,


Commercial Lines Segment                      2006         2005
---------------------------------------------------------------------
Net premiums written                        $223.9       $221.8
  % Change                                     0.9%         0.7%
Net premiums earned                          206.5        206.8
  % Change                                    (0.1)%        2.2%
Underwriting loss (before tax)                (4.9)        (5.4)


Specialty Lines Segment                       2006         2005
---------------------------------------------------------------------
Net premiums written                        $ 37.3       $ 39.7
  % Change                                    (6.0)%        1.5%
Net premiums earned                           35.9         36.4
  % Change                                    (1.4)%      (10.8)%
Underwriting (loss)/gain (before tax)         (0.6)         1.7



Personal Lines Segment                        2006         2005
---------------------------------------------------------------------
Net premiums written                        $111.6       $123.4
  % Change                                    (9.6)%       (3.1)%
Net premiums earned                          113.1        122.3
  % Change                                    (7.5)%       (1.4)%
Underwriting gain (before tax)                 8.3         19.8



Total Property & Casualty                     2006         2005
---------------------------------------------------------------------
Net premiums written                        $372.8       $384.9
  % Change                                    (3.1)%       (0.5)%
Net premiums earned                          355.5        365.5
  % Change                                    (2.7)%       (0.5)%
Underwriting gain (before tax)                 2.8         16.1



All Other Segment                             2006         2005
---------------------------------------------------------------------
Revenues                                    $  3.7      $   8.8
Write-down and amortization of
 agent relationships                          (4.5)        (3.3)
Other expenses                                (6.7)       (15.5)
---------------------------------------------------------------------
Loss before income tax                       $(7.5)      $(10.0)



Reconciliation of Revenues                    2006         2005
---------------------------------------------------------------------
Net premiums earned for reportable
 segments                                   $355.5       $365.5
Net investment income                         47.5         44.7
Realized gains, net                            6.0          8.9
---------------------------------------------------------------------
Total property and casualty revenues         409.0        419.1
All other segment revenues                     3.7          8.8
---------------------------------------------------------------------
Total revenues                              $412.7       $427.9
=====================================================================



Reconciliation of Underwriting Gain
 (before tax)                                 2006         2005
---------------------------------------------------------------------
Property and casualty underwriting gain
 (before tax)                               $  2.8       $ 16.1
Net investment income                         51.9         48.6
Realized gains, net                            5.3         13.8
Write-down and amortization of agent
 relationships                                (4.5)        (3.3)
Other expenses                                (6.7)       (15.5)
---------------------------------------------------------------------
Income before income tax                      48.8         59.7
Income tax expense                            13.2         17.6
---------------------------------------------------------------------
Net income                                  $ 35.6       $ 42.1
=====================================================================

                         Six Months Ended June 30,



Commercial Lines Segment                      2006         2005
---------------------------------------------------------------------
Net premiums written                        $436.3       $427.4
  % Change                                     2.1%        (1.2)%
Net premiums earned                          411.1        412.4
  % Change                                    (0.3)%        3.0%
Underwriting loss (before tax)                (8.5)       (18.3)



Specialty Lines Segment                       2006         2005
---------------------------------------------------------------------
Net premiums written                         $73.1        $78.8
  % Change                                    (7.2)%        6.6%
Net premiums earned                           73.2         71.5
  % Change                                     2.4%       (13.3)%
Underwriting gain (before tax)                 8.6          3.0



Personal Lines Segment                        2006         2005
---------------------------------------------------------------------
Net premiums written                        $217.5       $237.2
  % Change                                    (8.3)%       (2.9)%
Net premiums earned                          228.9        243.9
  % Change                                    (6.2)%       (0.7)%
Underwriting gain (before tax)                20.9         47.5



Total Property & Casualty                     2006         2005
---------------------------------------------------------------------
Net premiums written                        $726.9       $743.4
  % Change                                    (2.2)%       (1.0)%
Net premiums earned                          713.2        727.8
  % Change                                    (2.0)%       (0.1)%
Underwriting gain (before tax)                21.0         32.2



All Other Segment                             2006         2005
---------------------------------------------------------------------
Revenues                                    $  7.3       $ 12.1
Write-down and amortization of
 agent relationships                          (7.4)        (7.7)
Other expenses                               (13.9)       (25.9)
---------------------------------------------------------------------
Loss before income tax                      $(14.0)      $(21.5)



Reconciliation of Revenues                    2006         2005
---------------------------------------------------------------------
Net premiums earned for reportable
 segments                                   $713.2       $727.8
Net investment income                         94.7         89.8
Realized gains, net                           20.3          8.9
---------------------------------------------------------------------
Total property and casualty revenues         828.2        826.5
All other segment revenues                     7.3         12.1
---------------------------------------------------------------------
Total revenues                              $835.5       $838.6
=====================================================================



Reconciliation of Underwriting Gain
 (before tax)                                 2006         2005
---------------------------------------------------------------------
Property and casualty underwriting gain
 (before tax)                               $ 21.0       $ 32.2
Net investment income                        102.8         97.0
Realized gains, net                           19.5         13.8
Write-down and amortization of agent
 relationships                                (7.4)        (7.7)
Other expenses                               (13.9)       (25.9)
---------------------------------------------------------------------
Income before income tax                     122.0        109.4
Income tax expense                            34.5         29.6
---------------------------------------------------------------------
Net income                                  $ 87.5       $ 79.8
=====================================================================

Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
-------------------------------------------------------------------------------
Net income                           $35.6       $42.1       $87.5       $79.8
After-tax net realized gains           3.4         8.9        12.6         8.9
-------------------------------------------------------------------------------
 Operating income                    $32.2       $33.2       $74.9       $70.9
===============================================================================

NOTE IV - STOCK BASED COMPENSATION

The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation's long-term financial success. Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under Statement of Financial Accounting Standard (SFAS) 123(R), "Share-Based Payment." SFAS 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation adopted the provisions of SFAS 123(R) using the modified prospective method in which compensation expense is recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS 123(R) decreased the Consolidated Corporation's net income by $0.5 and $0.8 for the three and six months ended June 30, 2006. Basic and diluted earnings per share were reduced by $0.01 for both the three and six months ended June 30, 2006, by the adoption of SFAS 123(R). The Consolidated Corporation uses the straight-line method of recording compensation expense relative to share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS 95 prior to its amendment. This requirement reduced net operating cash flows and increased net financing cash flows by $2.3 during the first six months of 2006.

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

At June 30, 2006, there were 1,865,965 shares available for issuance under the 2005 Plan. Equity-based awards that may be granted under the 2005 Plan include stock options (incentive and non-qualified), restricted stock, restricted stock units, stock appreciation rights and shares of the Corporation's common stock as defined in the 2005 Plan document. In addition to equity-based compensation, the 2005 Plan also authorizes grants of performance based awards in the form of restricted stock, restricted stock units, stock units and cash awards. The 2005 Plan limits the number of shares of stock with respect to which awards may be issued to any participant in a calendar year to 400,000.

Options granted under the plan may be exercised at any time after the vesting requirements are met, which ranges from immediate vesting to three years. During the second quarter of 2006, there were 27,000 stock options granted from the 2005 Plan. Total options outstanding, excluding forfeitures, were 103,750 at June 30, 2006.

The 2005 Plan also provides for the grant of freestanding and/or tandem
stock appreciation rights (SARs) and restricted stock.   At June 30, 2006,
there were 350,000 outstanding freestanding SARs, none of which were granted during the second quarter of 2006. There were no issued and outstanding tandem SARs. The requisite service period for outstanding SARs is three years.

During the six months ended June 30, 2006 and 2005, there were 19,750 and 18,500 restricted shares issued, excluding forfeitures, under either the 2005 Plan or a predecessor plan. At June 30, 2006, there are 128,250 restricted shares which are under the restriction period. SFAS 123(R) eliminated the presentation of the contra-equity account, unearned compensation, on the face of the consolidated balance sheets. As a result, $2.9 was reclassified to additional paid-in capital during the first quarter of 2006 when SFAS 123(R) was implemented.

Long-term Incentive Plan
In July 2005, the Consolidated Corporation adopted a Long-Term Incentive Plan (LTIP) award to better align officer interests with shareholders for performance that promotes the long-term success of the Consolidated Corporation. The 2005 LTIP award is a performance based award covering a thirty-month period beginning July 1, 2005 and ending December 31, 2007 (the "performance period"). The 2006 LTIP award is a performance based award with the final payout modified based upon achievement of a market condition, comprised of total shareholder returns generated by the Consolidated Corporation over the performance period relative to total shareholder returns generated by a selected peer group over this same performance period. The performance period began on January 1, 2006 and will end on December 31, 2008. At the end of both performance periods, payout, if any, will be made 50% in the form of Corporation common shares and 50% in cash. There is no provision to pay the share portion of the payout in cash. There was no compensation expense recognized in the three or six month periods of 2005 as the performance period did not begin until July 2005.

Employee Stock Purchase Plan
The Consolidated Corporation has an employee stock purchase plan that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount of up to 15% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period (currently three months) and the offering price are subject to change. Effective with the first offering period in 2006, shares of the Corporation's common stock will be purchased at a discount of 10% and the offering period changed from six months to three months. Participants may purchase no more than twenty-five thousand dollars, prior to the stated discount, of the Corporation's common stock in a calendar year. During the six months ended June 30, 2006, there were 67,759 shares purchased under the plan compared to 56,491 shares purchased under the plan in the same period of 2005. At June 30, 2006, there were 1,752,836 shares available for future issuance under the plan.

Following is a summary of stock based compensation expense recognized by the Consolidated Corporation:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
-------------------------------------------------------------------------------
2005 Incentive Plan
 Stock Options                        $0.7        $  -        $1.4        $  -
 Stock Appreciation Rights             0.3           -         0.6           -
 Restricted Stock                      0.3         0.1         0.7         0.3
Long Term Incentive Plan               1.4           -         1.7           -
Employee Stock Purchase Plan             -           -         0.3           -
-------------------------------------------------------------------------------
 Total Stock-Based Compensation       $2.7        $0.1        $4.7        $0.3
===============================================================================

The following table summarizes information about the stock-based compensation plans (options and SARs) as of June 30, 2006:

                                             Weighted-    Weighted-     Aggregate
                                                Avg          Avg        Intrinsic
                                   Shares    Exercise     Remaining       Value
                                    (000)      Price    Contract Life   ($ in 000)
                                 --------------------------------------------------
Outstanding at January 1, 2006      3,958     $15.68
 Granted                              135     $31.05
 Exercised                           (317)    $14.27
 Forfeited                             (5)    $20.61
                                   -------
Outstanding at June 30, 2006        3,771     $16.41          6.2        $50,466

Exercisable at June 30, 2006        3,053     $14.26          5.7        $47,243

The total intrinsic value of stock options exercised was $1.1 and $3.9 during the three months ended June 30, 2006 and 2005, respectively, and $5.2 and $9.2 for the six months ended June 30, 2006 and 2005, respectively.

The total fair value of shares vested for restricted stock was $1.1 during the three and six months ended June 30, 2006. During the same period in 2005, the total fair value of shares vested for restricted stock was less than $0.1.

The following table summarizes information about the restricted stock activity as of June 30, 2006:

                                                             Weighted-
                                                                Avg
                                                Shares      Grant Date
                                                 (000)       Fair Value
                                               -------------------------
Restricted stock awards at January 1, 2006        148         $25.49
 Granted                                           20          30.32
 Released                                         (39)         19.27
 Forfeited                                         (1)         19.13
                                                  ----        ------
Restricted stock awards at June 30, 2006          128         $28.17
                                                  ====        ======


The per share weighted-average fair value of options and awards granted by the Consolidated Corporation is as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
-------------------------------------------------------------------------------
Stock options                       $ 9.31      $ 8.64      $ 9.45      $ 9.14
Restricted stock                    $29.16      $23.93      $30.32      $24.25
SARs                                   N/A         N/A      $ 9.80         N/A
Employee Stock Purchase Plan        $ 2.97      $ 7.62      $ 7.96      $ 5.67

Under the provisions of SFAS 123(R), the Consolidated Corporation is required to estimate on the date of grant the fair value of each option and freestanding SAR using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions:

                                               June 30,
                                           2006        2005
------------------------------------------------------------------
Dividend yield                              1.0%        1.8%
Expected volatility                        32.0%       42.5%
Risk-free interest rate                     5.1%        3.7%
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

As of June 30, 2006, there was $7.7 of total unrecognized compensation cost ($5.0 relating to options and freestanding SARs and $2.7 relating to restricted stock) related to non-vested share-based compensation arrangements granted under the Consolidated Corporation's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.2 years for options and freestanding SARs and 3.1 years for restricted stock.

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


                                           Three Months Ended     Six Months Ended
                                             June 30, 2005          June 30,2005
----------------------------------------------------------------------------------
Net income
 As reported                                     $42.1                  $79.8
 Add:  Stock-based employee
  compensation reported in net
  income, net of related tax effect                0.1                    0.3
 Deduct:  Total stock-based employee
  compensation, net of related tax effect          1.5                    2.6
----------------------------------------------------------------------------------
 Pro forma                                       $40.7                  $77.5
==================================================================================
Basic EPS
 As reported                                     $0.66                  $1.27
 Pro Forma                                       $0.64                  $1.23
Diluted EPS*
 As reported                                     $0.63                  $1.18
 Pro Forma                                       $0.61                  $1.14
==================================================================================

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the three and six months of 2005. Also See Note II.

NOTE V - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $3.0 and $1.7 in the second quarter of 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the asset was written down before tax by $4.3 and $4.5, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 18 years. For the three and six month period ended June 30, 2006, the Consolidated Corporation recorded amortization expense of $1.5 and $3.1 which compares to $1.6 and $3.2 for the same periods of the prior year. At June 30, 2006 and December 31, 2005, the unamortized carrying value of the agent relationships asset was $102.4 and $109.7, respectively. The agent relationships asset is recorded net of accumulated amortization of $46.7 and $45.5 at June 30, 2006 and December 31, 2005, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former GAI agents' estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VI - INTERNALLY DEVELOPED SOFTWARE

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Consolidated Corporation capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the asset exceeds the carrying value. Management evaluates the asset on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life not exceeding 10 years commencing when the software is substantially complete and ready for its intended use.

Capitalized software costs and accumulated amortization amounts included in the consolidated balance sheets were $61.0 and $18.0 at June 30, 2006 and $58.5 and $15.9 at December 31, 2005, respectively.

NOTE VII - DEBT

The following table represents outstanding debt and deferred financing costs of the Consolidated Corporation at June 30, 2006 and December 31, 2005:

                                                  June 30,      December 31,
                                                    2006            2005
-----------------------------------------------------------------------------
Senior Debt (net of discount and issuance
  costs of $2.2 and $2.3, respectively)            $197.8          $197.7
Ohio Loan                                             2.4             2.7
Deferred Financing Costs                             (0.3)            -
-----------------------------------------------------------------------------
  Total Debt                                       $199.9          $200.4
=============================================================================

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial majority of the net proceeds to repurchase and redeem the Convertible Notes (see reference to Note 15 below). As a result of the repurchase and redemption of the Convertible Notes, the Corporation recorded a loss on retirement of $8.3 and $9.0 for the three and six month periods ended June 30, 2005, principally comprised of the write-off of unamortized debt issuance cost and premium paid on repurchases of the Convertible Notes during these periods and issued 1,305,585 shares of its common stock. See Note 15 included in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the repurchase and redemption of the Convertible Notes. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the Consolidated Balance Sheets net of unamortized issuance-related costs and discount totaling $2.2 at June 30, 2006 and $2.3 at December 31, 2005. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011 and simultaneously terminated its prior $80.0 revolving credit agreement. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject to a successful syndication of the requested increase. Please refer to Note 15 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the terms and provisions of the new revolving credit agreement. At June 30, 2006, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit at either June 30, 2006 or December 31, 2005.

Interest expense incurred for the six month period ended June 30, 2006 and 2005 was $7.3 and $10.4, respectively. Interest expense incurred for the three month period ended June 30, 2006 and 2005 was $3.6 and $4.4, respectively.

NOTE VIII - CONTINGENCIES

In the fourth quarter of 2001, Ohio Casualty of New Jersey, Inc. (OCNJ) entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). Please refer to Note 7 in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding this agreement. Late in the first quarter of 2005, OCNJ, based on revised information provided by Proformance subsequent to the Consolidated Corporation filing its 2004 Annual Report on Form 10-K, reduced its estimated liability by $4.4 which left a remaining liability of $4.4 at March 31, 2005. In June 2005, OCNJ reached a settlement with Proformance for the final payment related to this obligation in the amount of $3.7 and in return received from Proformance a release from any and all future obligations related to this surplus guarantee. The total amount paid by OCNJ pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6.

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

A proceeding entitled Carol Lazarus v. the Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American's motion for summary judgment. The decision regarding class certification has been appealed by West American.

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

In 2001, the Company, American Fire, West American, Ohio Security and OCNJ sought refunds of retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey's calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey's premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New Jersey Supreme Court and the case was argued in November 2005. No decision in the Supreme Court case has been reached at this time. If American Fire is successful in this matter, American Fire, as well as the Company, West American, Ohio Security and OCNJ would expect to receive a refund of taxes previously paid. At this time, American Fire is not able to reasonably predict the outcome of this case and, therefore, no amounts have been recorded in the Consolidated Financial Statements as of June 30, 2006 or December 31, 2005.

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

NOTE IX - EMPLOYEE BENEFITS

The Company has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of June 30 is determined as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
-------------------------------------------------------------------------------
Service cost earned during the
 period                              $ 2.1       $ 1.8      $  4.2      $  3.6
Interest cost on projected
 benefit obligation                    4.3         4.3         8.6         8.6
Expected return on plan assets        (6.5)       (5.4)      (13.0)      (10.8)
Amortization of accumulated losses     1.0         0.9         2.0         1.8
Amortization of unrecognized prior
 service cost                         (0.5)       (0.5)       (1.1)       (1.1)
Settlement                             1.0         -           1.0         -
-------------------------------------------------------------------------------
Net periodic pension cost            $ 1.4       $ 1.1      $  1.7      $  2.1
===============================================================================

During the second quarter of 2006, the Company's former CEO made a lump sum benefit plan payment election, pursuant to the terms of the Benefit Equalization Plan which resulted in an increase to net periodic pension cost of $1.0. This lump sum benefit plan payment is accounted for as a "settlement" pursuant to the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits."

The components of the Company's net periodic postretirement benefit cost as of June 30:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
-------------------------------------------------------------------------------
Service cost                         $ 0.1       $ -         $ 0.2       $ 0.1
Interest cost                          0.6         0.8         1.3         1.5
Amortization of unrecognized
 prior service cost                   (1.5)       (1.5)       (3.0)       (3.0)
 ------------------------------------------------------------------------------
Net periodic postretirement
 benefit cost                        $(0.8)      $(0.7)      $(1.5)      $(1.4)
===============================================================================

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of SFAS 133 and 140." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, the Standard establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on qualifying special purpose entities from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurment event occurring after the beginning of the first fiscal year that begins after September 15, 2006. For the Consolidated Corporation, this would mean January 1, 2007. The Consolidated Corporation does not believe the impact of the Standard will be significant to the Consolidated Corporation's overall results of operations or financial position.

In July 2006, the FASB released FASB Interpretation No. (FIN) 48, `Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.' This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, `Accounting for Income Taxes.' This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Consolidated Corporation currently is evaluating the impact of this Interpretation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up the Ohio Casualty Group (the Group), collectively the "Consolidated Corporation." All dollar amounts in this Management Discussion and Analysis (MD&A) are in millions unless otherwise noted.

RESULTS OF OPERATIONS

Net Income

The Consolidated Corporation reported net income of $87.5, or $1.35 per share and $79.8, or $1.18 per share for the six months ended June 30, 2006 and 2005, respectively, which included after-tax realized investment gains of $12.6 ($0.19 per share) and $8.9 ($0.13 per share) for the six months ended June 30, 2006 and 2005, respectively. For the second quarter, net income was $35.6, or $0.55 per share and $42.1, or $0.63 per share for 2006 and 2005, respectively, which included after-tax realized investment gains of $3.4 ($0.05 per share) and $8.9 ($0.13 per share) for the three months ended June 30, 2006 and 2005, respectively.

The Consolidated Corporation adopted the provisions of SFAS 123(R) as of January 1, 2006. For further information on the impact of the adoption of SFAS 123(R) in 2006, see Note IV to the unaudited interim consolidated financial statements included in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

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

At June 30, 2006 and December 31, 2005, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $1,007.0 and $1,004.5, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of June 30, 2006 and December 31, 2005, was 1.4 to 1.0.

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

The table below summarizes property and casualty premium on a gross and net basis compared with the same periods of the prior year:

                        Three Months Ended June 30,     Six Months Ended June 30,
                          2006      2005    % Chg        2006      2005    % Chg
                          ----      ----    -----        ----      ----    -----
Gross Premiums Written
----------------------
Commercial Lines        $230.0    $223.9     2.7%      $448.0    $435.1     3.0%
Specialty Lines           51.1      54.2    (5.7)%       98.6     107.4    (8.2)%
Personal Lines           113.0     123.2    (8.3)%      220.2     238.1    (7.5)%
                        ------    ------               ------    ------
All Lines               $394.1    $401.3    (1.8)%     $766.8    $780.6    (1.8)%


                        Three Months Ended June 30,     Six Months Ended June 30,
                          2006      2005    % Chg        2006      2005    % Chg
                          ----      ----    -----        ----      ----    -----
Net Premiums Written
--------------------
Commercial Lines        $223.9    $221.8     0.9%      $436.3    $427.4     2.1%
Specialty Lines           37.3      39.7    (6.0)%       73.1      78.8    (7.2)%
Personal Lines           111.6     123.4    (9.6)%      217.5     237.2    (8.3)%
                        ------    ------               ------    ------
All Lines               $372.8    $384.9    (3.1)%     $726.9    $743.4    (2.2)%

All Lines gross premiums written declined slightly for the three and six months periods ended June 30, 2006 when compared with the same periods of the prior year, due primarily to lower in-force policy counts in both the Personal and Specialty Lines. This decline was partially offset by an increase in new business premium production and improving policy renewal rates. Net premiums written for the three months ended June 30, 2005 were favorably impacted by $5.5 return of ceded premium on experienced based reinsurance contracts. The return of ceded premium benefited all three operating segments in 2005. There was not a comparable return of ceded premium during the periods presented in 2006.

For Commercial Lines, the increase in gross premiums written for both the three month and six month periods ended June 30, 2006 is the result of an increase in new business premium of 11.2% and 15.6% for the three and six month periods ended June 30, 2006, respectively, coupled with slight improvement in policy renewal rates for these same periods.

For Specialty Lines, the decline in gross premiums written for both the three month and six month periods ended June 30, 2006 is primarily the result of declines in the commercial umbrella product line of 13.1% and 15.5% respectively, as both in-force policies and new business premium production are lower than the same periods of the prior year. This decline is primarily in the unsupported lead umbrella and excess capacity products, the result of our efforts to improve the overall profitability of the commercial umbrella product line. This decline is partially offset by strong growth (15.2% and 13.6% for the three month and six month periods ended June 30, 2006, respectively) in the fidelity and surety bond product line, as we continue to leverage our market knowledge and strong producer base.

For Personal Lines, the decline in gross premiums written for both the three month and six month periods ended June 30, 2006 is the result of rate reductions previously taken in a number of states in both the personal auto and homeowners product lines and lower in-force policy counts when compared to the same periods of the prior year. However, the rate of decline in policy count lessened in the second quarter of 2006 compared with the first quarter of 2006. This decline is partially offset by a slight increase in new business premium production of 3.6% (5.2% increase for the second quarter only) and slightly improved policy renewal rates for both the three and six month periods of 2006.

Commercial Lines average renewal prices have been essentially flat during both the second quarter 2006 and year to date 2006, compared to an increase of 1.6% in the second quarter 2005 and an increase of 1.9% for the year-to-date period of 2005, while the commercial umbrella product line had an average renewal price increase of 0.2% compared to 6.0% in second quarter 2005 and 0.8% compared with 5.5% for the year to date periods of both 2006 and 2005, respectively. This decrease period over period is the result of a broad market trend of increased competitive pricing pressure. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include any effects of reinsurance.

All Lines Discussion

The following table provides key financial measures for All Lines:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
                                      ----        ----        ----        ----
All Lines
---------
Loss ratio                            56.1%       52.4%       54.4%       52.6%
Loss adjustment expense ratio         12.0%       11.0%       11.1%       11.4%
Underwriting expense ratio            31.1%       32.1%       31.5%       31.5%
                                      -----       -----       -----       -----
Combined ratio                        99.2%       95.5%       97.0%       95.5%

The All Lines combined ratio for the second quarter, deteriorated by 3.7 points driven by a 4.7 point increase in the loss and LAE ratios offset by a 1.0 point decrease in the underwriting expense ratio. The increase in the loss and LAE ratios is the result of an increase of $10.4 (3.0 points) in catastrophe losses, non-catastrophe weather related losses and one large loss (over $4.0 net of reinsurance) impacting both the Commercial and Specialty Lines segments. These increases were partially offset by favorable prior year reserve development, net of reinsurance, as reflected in the table below, which summarizes the reserve development by operating segment.

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
(Favorable)/Unfavorable               ----        ----        ----        ----
Operating Segment
-----------------------
Commercial Lines                    $ (2.3)      $ 5.0      $ (1.8)     $ 17.2
Specialty Lines                       (1.4)       (1.5)      (11.2)       (4.3)
Personal Lines                        (7.1)       (6.4)      (10.7)      (19.6)
                                    -------      ------     -------     -------
  Total  Prior Accident
   Years' Development               $(10.8)      $(2.9)     $(23.7)     $ (6.7)
                                    =======      ======     =======     =======

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2006        2005        2006        2005
                                      ----        ----        ----        ----
Statutory net liabilities,
 beginning of period              $2,269.4    $2,200.7    $2,258.5    $2,183.8
Decrease in provision for prior
 accident year claims               $(10.8)      $(2.9)     $(23.7)      $(6.7)
Decrease in provision for prior
 accident year claims as % of
 premiums earned                      (3.0)%      (0.8)%      (3.3)%      (0.9)%
</TABLE

The underwriting expense ratio improved 1.0 point for the three months ended June 30, 2006, primarily due to decreased incentive accruals and a reduction in the allowance for bad debt on premium receivables partially offset by an increase in contingent commissions and the pension settlement charge discussed in Note IX in the Notes to the Consolidated Financial
Statements on page 18 of this Quarterly Report on Form 10-Q. In addition, the ratio continues to be favorably impacted by our on-going expense management initiatives and lower staffing levels. The expense ratio for the second quarter of 2005 included a $0.7 reduction to the surplus guarantee accrual related to the final settlement with Proformance, which decreased the underwriting expense ratio by 0.2 points.

Catastrophe losses for the second quarter 2006 were $16.1 compared to $5.7 in the second quarter 2005. For the six months ended June 30, 2006, catastrophe losses were $19.7 compared to $8.1 in the same period of the prior year. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, future reinsurance pricing and availability of reinsurance. For additional disclosure of catastrophe losses, please refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 79 of the Corporation's 2005 Annual Report on Form 10-K.

The table below summarizes the catastrophe loss ratios by operating segment.

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                             2006      2005        2006      2005
                             ----      ----        ----      ----
Catastrophe Loss Ratio
----------------------
Commercial Lines              3.7%      1.4%        2.3%      1.0%
Specialty Lines              -0.2%      0.0%       -0.1%      0.0%
Personal Lines                7.6%      2.2%        4.5%      1.6%
 Total All Lines              4.5%      1.5%        2.8%      1.1%

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

Commercial Lines Segment

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
Commercial Lines Segment              2006        2005        2006        2005
-------------------------------------------------------------------------------
Net premiums earned                 $206.5      $206.8      $411.1      $412.4
Loss ratio                            56.2%       55.7%       56.7%       56.5%
Loss adjustment expense ratio         13.8%       12.9%       12.7%       14.0%
Underwriting expense ratio            32.4%       34.0%       32.7%       33.9%
                                     ------      ------      ------      ------
Combined ratio                       102.4%      102.6%      102.1%      104.4%

The Commercial Lines combined ratio improved for the three months ended June 30, 2006, when compared to the same period in 2005 primarily due to a
1.6 point improvement in the underwriting expense ratio offset by a 1.4 point increase in the loss and LAE ratios. The decline in the underwriting expense ratio is due to the reasons outlined under the All Lines discussion on page 21 of this MD&A. The increase in the loss and LAE ratios is a result of increased catastrophe losses, non-catastrophe weather-related property losses and one large general liability loss, partially offset by favorable development on prior years loss reserves. The favorable prior year reserve development decreased the loss and LAE ratio by 1.1 points, primarily in the commercial auto, general liability and commercial property product lines offset by adverse development in the commercial multiple peril (CMP) product line. The same period in 2005 experienced adverse prior year reserve development which added 2.4 points to the loss and LAE ratios, concentrated primarily in the workers compensation product line partially offset by favorable development in the commercial auto and commercial property product lines. For the six months of 2006, Commercial Lines loss and LAE reserves were favorably impacted by prior year reserve development of 0.5 points compared to adverse development of 4.2 points for the same period in 2005. The adverse development in 2005 is concentrated in the workers' compensation and general liability product lines, partially offset by favorable development in the commercial auto and commercial property product lines. The same period in 2005 included $2.8 return of ceded premium on experienced based reinsurance contracts, which favorably impacted all of the above ratios.

Specialty Lines Segment

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
Specialty Lines Segment               2006        2005        2006        2005
-------------------------------------------------------------------------------
Net premiums earned                  $35.9       $36.4       $73.2       $71.5
Loss ratio                            49.3%       41.6%       40.2%       42.3%
Loss adjustment expense ratio         12.4%        9.8%        8.6%        8.9%
Underwriting expense ratio            40.3%       43.9%       39.5%       44.6%
                                     ------       -----       -----       -----
Combined ratio                       102.0%       95.3%       88.3%       95.8%

The Specialty Lines combined ratio increased 6.7 points for the three months ended June 30, 2006, primarily the result of one large umbrella loss (in excess of $3.0), which added 8.2 points to the loss and combined ratios. For the six month period ended June 30, 2006 the combined ratio improved 7.5 points primarily driven by 15.3 points of favorable prior year loss and LAE development compared to 6.1 points for the same period in 2005 partially offset by the large umbrella loss discussed above. The three month period ended June 30, 2005 included a $1.3 return of ceded premium on experience based reinsurance contracts which favorably impacted all of the above ratios. Underwriting expenses were favorably impacted by increased ceding commissions on reinsurance contracts and lower incentive accruals for both the three and six month periods of 2006.

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
Personal Lines Segment                2006        2005        2006        2005
-------------------------------------------------------------------------------
Net premiums earned                 $113.1      $122.3      $228.9      $243.9
Loss ratio                            57.9%       50.1%       54.9%       49.0%
Loss adjustment expense ratio          8.7%        8.2%        9.2%        7.8%
Underwriting expense ratio            25.9%       25.5%       26.8%       23.7%
                                      -----       -----       -----       -----
Combined ratio                        92.5%       83.8%       90.9%       80.5%

The Personal Lines combined ratios deteriorated 8.7 and 10.4 points for the three and six month periods ended June 30, 2006, respectively when compared to the same periods of the prior year driven primarily by increased catastrophe losses. Also impacting the three month period ended June 30, 2006 was an increase in non-catastrophe weather related property losses and a decrease in net premiums earned for both the three month and six month periods of 2006 when compared to the same periods in 2005, a result of rate reductions taken in the last half of 2005 and a return of ceded premium on experience based reinsurance contracts of $1.4 in 2005. A decrease in net premiums earned puts upward pressure on the combined ratio. Partially offsetting the impact of these items is favorable prior year reserve development which decreased the loss and LAE ratios by 6.3 points compared to 5.2 points for the three months ended June 30, 2006 and 2005, respectively. For the six month period ended June 30, 2006 and 2005 favorable prior year reserve development decreased the loss and LAE ratio by 4.7 points and 8.0 points, respectively. The underwriting expense ratio deteriorated by 0.4 points and 3.1 points for the three and six month period ended June 30, 2006, when compared to the same periods in 2005 due primarily to the favorable Proformance surplus guarantee adjustments which reduced the 2005 underwriting expense ratio by 0.6 points and 2.1 points, respectively.

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

Earned Premium and Statutory Combined Ratios

                                                         Combined Ratios
                                       -------------------------------------------------
                            Earmed
                           Premium     Calendar Year   Accident Year
                         Year to Date   Year to Date   Year to Date   Calendar  Accident
                           June 30,       June 30,       June 30,       Year      Year
(By operating segment)       2006           2006         2006(a)        2005     2005(a)
----------------------------------------------------------------------------------------
Commercial Lines           $411.1          101.8%         102.3%       102.3%     98.8%
Specialty Lines              73.2           88.5%         103.6%        89.9%    100.4%
Personal Lines              228.9           91.8%          96.4%        81.2%     87.7%
----------------------------------------------------------------------------------------
   Total All Lines         $713.2           97.2%         100.6%        94.2%     95.3%
========================================================================================

(a) The measurement date for accident year data is June 30, 2006. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

Investment Results

For the three and six month periods ended June 30, 2006 and 2005, consolidated pre-tax investment income was $51.9 and $48.6 and $102.8 and $97.0, respectively. This increase was the result of positive operating cash flows and a modest improvement in reinvestment yields resulting from the recent upward movement in interest rates. For the three and six months ended June 30, 2006, net realized gains were $5.3 and $19.5 versus $13.8 for both the three and six month periods of 2005. The Consolidated Corporation realized $14.4 and $35.1 in gross gains and $9.1 and $15.6 in gross losses for the three month and six month periods ended June 30, 2006, respectively. During both the three month and six month periods ending June 30, 2005, the Consolidated Corporation realized $17.5 in gross gains and $3.7 in gross losses. Included in these realized losses are write downs of securities for other than temporary decline in market value of $7.6 and $9.5 for the three month and six month periods ended June 30, 2006 and no write downs were recognized for the same periods of 2005.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. For further discussion of investment accounting policies, see the "Critical Accounting Policies" section on page 41 of the Corporation's 2005 Annual Report on Form 10-K. Investments are continually evaluated based on current economic conditions (including the interest rate environment), market value changes and developments specific to each issuer. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income. All securities are monitored by portfolio managers who consider many factors such as an issuer's financial and operating performance, degree of financial flexibility and industry fundamentals in evaluating whether the decline in fair value is temporary.

On November 3, 2005, the FASB released Financial Statement Position (FSP) SFAS 115-1 and SFAS 124-1 replacing Emerging Issues Task Force (EITF) 03-1. The final language on FSP SFAS 115-1 / SFAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, and when the investor no longer has the positive intent and ability to hold the security until recovery in value, even if a decision to sell the security has not been made. The FSP applies to reporting periods beginning after December 15, 2005.

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of June 30, 2006:


Available-for-sale securities with unrealized losses:

                                 Less than 12 months    12 months or longer           Total
                                 -------------------    -------------------   ---------------------
                                  Fair    Unrealized     Fair    Unrealized      Fair    Unrealized
                                 Value      Losses      Value      Losses       Value      Losses
                                 -------------------    -------------------   ---------------------
Fixed income securities:
 U.S. government               $   17.2    $ (0.6)     $  -        $ -        $   17.2    $ (0.6)
 States, municipalities and
  political subdivisions        1,109.5     (20.4)       83.2       (2.7)      1,192.7     (23.1)
 Corporate securities             471.2     (12.0)       52.9       (3.1)        524.1     (15.1)
 Mortgage-backed
  securities:
   Government                       4.6      (0.1)        -          -             4.6      (0.1)
   Other                          449.0      (8.1)       15.7       (0.4)        464.7      (8.5)
---------------------------------------------------------------------------------------------------
Total fixed income securities   2,051.5     (41.2)      151.8       (6.2)      2,203.3     (47.4)
Equity securities                  65.9      (1.9)        6.7       (0.4)         72.6      (2.3)
---------------------------------------------------------------------------------------------------
Total temporarily impaired
  securities                   $2,117.4    $(43.1)     $158.5      $(6.6)     $2,275.9    $(49.7)
===================================================================================================


Held-to-maturity securities with unrealized losses:

                                 Less than 12 months    12 months or longer           Total
                                 -------------------    -------------------   ---------------------
                                  Fair    Unrealized     Fair    Unrealized      Fair    Unrealized
                                 Value      Losses      Value      Losses       Value      Losses
                                 -------------------    -------------------   ---------------------
Fixed income securities:
 Corporate securities           $112.4     $ (6.9)      $16.4      $(1.0)      $128.8      $(7.9)
 Mortgage-backed
  securities                      79.2       (3.1)       13.8       (0.6)        93.0       (3.7)
---------------------------------------------------------------------------------------------------

Total temporarily impaired
  securities                    $191.6     $(10.0)      $30.2      $(1.6)      $221.8     $(11.6)
===================================================================================================

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

As part of the evaluation of the entire $61.3 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at June 30, 2006. In the tables above, there are approximately 770 securities represented. Of this total, 75 securities have unrealized loss positions greater than 5% of their book values at June 30, 2006, with two exceeding 15%. This group represents $18.8, or 30% of the total unrealized loss position. Of this group, 70 securities, representing approximately $18.3 in unrealized losses, have been in an unrealized loss position for less than twelve months. The remaining five securities have been in an unrealized loss position for longer than twelve months and total $0.5 in unrealized losses. Management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed income securities in an unrealized loss position at June 30, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                         Amortized      Estimated     Unrealized
                                                 Cost     Fair Value           Loss
-----------------------------------------------------------------------------------
Due in one year or less                      $   12.1       $   12.0       $  (0.1)
Due after one year through five years           228.1          224.5          (3.6)
Due after five years through ten years          852.7          833.7         (19.0)
Due after ten years                             679.9          663.8         (16.1)
Mortgage-backed securities                      477.9          469.3          (8.6)
-----------------------------------------------------------------------------------
 Total                                       $2,250.7       $2,203.3        $(47.4)
===================================================================================



Held-to-maturity:                           Amortized      Estimated     Unrealized
                                                 Cost     Fair Value           Loss
-----------------------------------------------------------------------------------
Due in one year or less                        $  2.4         $  2.4        $  -
Due after one year through five years            36.0           34.5          (1.5)
Due after five years through ten years           91.8           85.8          (6.0)
Due after ten years                               6.5            6.1          (0.4)
Mortgage-backed securities                       96.7           93.0          (3.7)
-----------------------------------------------------------------------------------
 Total                                         $233.4         $221.8        $(11.6)
===================================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 26 and 27 of this MD&A.

Agent Relationships

The agent relationships asset is an identifiable intangible asset representing the excess of cost over fair value of net assets acquired in connection with the acquisition of the commercial lines business from Great American Insurance Company (GAI) in 1998. For information regarding agent relationships asset, please refer to Note V in the Notes to the Consolidated Financial Statements on page 15 in this Quarterly Report on Form 10-Q and the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 - Critical Accounting Policies.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at June 30, 2006 and December 31, 2005, respectively.

                                 June 30, 2006                   December 31, 2005
                                 -------------                   -----------------
                      Average  Amortized   Carry     % of      Amortized  Carrying   % of
                      Rating     Cost      Value     Total        Cost      Value    Total
                      --------------------------------------------------------------------
U.S Government:
  Available-for-sale    AAA     $  25.5   $  25.0      0.6      $  25.8   $  25.9     0.6
States,
 municipalities, and
 political
 subdivisions:
  Investment grade:
    Available-for-sale  AA+      1,362.2   1,340.3    32.8       1,269.7   1,277.4   30.2
Corporate securities:
  Investment grade:
    Available-for-sale   A       1,408.5   1,423.5    34.7       1,489.0   1,552.4   36.8
    Held-to-maturity    A+         158.8     158.8     3.9         160.1     160.1    3.8
  Below Investment
  grade:
    Available-for-sale  BB          74.0      75.7     1.8          65.5     68.5     1.6
                                ---------------------------------------------------------
     Total corporate
      securities                 1,641.3   1,658.0    40.4       1,714.6   1,781.0   42.2
                                ---------------------------------------------------------
Mortgage-backed
 securities:
  Investment grade:
    Available-for-sale  AAA        564.6     557.3    13.6         601.6     601.6   14.3
    Held-to-maturity    AAA         96.7      96.7     2.3         104.3     104.3    2.5
  Below Investment
  grade:
    Available-for-sale   B                                           1.9       1.9    -
                                ---------------------------------------------------------
     Total mortgage-
      backed securities            661.3     654.0    15.9         707.8     707.8   16.8
                                ---------------------------------------------------------

  Total fixed income
   securities                    3,690.3   3,677.3    89.7       3,717.9   3,792.1   89.8
  Equity securities*               176.2     385.2     9.4         144.2     375.1    8.9
  Cash and cash equilavents         38.7      38.7     0.9          54.5      54.5    1.3
                                ---------------------------------------------------------
    Total investment
     securities, cash and
     cash equivalents           $3,905.2  $4,101.2   100.0      $3,916.6  $4,221.7  100.0
                                =========================================================

* Included in equity securities as of June 30, 2006 are common stock with a cost of $114.3 and carrying value of $324.6 and preferred stock with a cost of $61.9 and carrying value of $60.6. Included in equity securities as of December 31, 2005 are common stock with a cost of $97.3 and carrying value of $327.9 and preferred stock with a cost of $46.9 and carrying value of $47.2.

The fixed income portfolio is allocated between investment grade and below investment grade securities as follows:

                                June 30, 2006                      December 31, 2005
                                -------------                      -----------------
                         Amortized  Carrying    % of        Amortized  Carrying     % of
                            Cost      Value    Fixed           Cost      Value     Fixed
                         ----------------------------       ----------------------------
Total investment grade   $3,616.3   $3,601.6    97.9        $3,650.5   $3,721.7     98.1
Total below investment
 grade                       74.0       75.7     2.1            67.4       70.4      1.9


The fixed income portfolio is allocated between available-for-sale and held-to-maturity securities as follows:

Total available-for-
 sale fixed income
 securities              $3,434.8   $3,421.8    93.1        $3,453.5   $3,527.7     93.0
Total held-to-
 maturity fixed income
 securities                 255.5      255.5     6.9           264.4      264.4      7.0

The excess of carrying value over cost was $196.0 at June 30, 2006 compared with $305.1 at December 31, 2005. The decrease in unrealized gains in 2006 was attributable to declining market values of fixed income securities as a result of an increase in interest rates and the sale of certain highly appreciated equity securities.

The consolidated fixed income portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.0 and 5.2 years at June 30, 2006 and December 31, 2005, respectively. The Consolidated Corporation remains fully invested and does not time markets.

Fixed income securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by Standard and Poor's (S&P) and Moody's Investor Service (Moody's). When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed income securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $28.4 and $35.2 at June 30, 2006 and December 31, 2005, respectively.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at June 30, 2006 and December 31, 2005:

                         Amortized          Fair      Unrealized
                              Cost         Value            Loss
-------------------------------------------------------------------
June 30, 2006                $16.9         $16.7           $(0.2)
December 31, 2005             13.6          13.2            (0.4)

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2006, the equity portfolio consisted of stocks in a total of 71 separate entities covering all ten major S&P industry sectors. Of this total, 20.2% was invested in five companies and the largest single position was 4.7% of the equity portfolio. At December 31, 2005, the equity portfolio consisted of stocks in 60 separate entities in ten different industries. Of this total, 24.2% were invested in five companies and the largest single position was 5.4% of the equity portfolio.

The investment portfolio also includes securities that do not have a readily available market price such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at June 30, 2006, was $244.0 compared to $285.3 at December 31, 2005.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $3.0 billion and $2.9 billion at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the loss reserves by operating segment were as follows: $1,868.7 Commercial Lines, $728.4 Specialty Lines and $385.5 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $673.1 and $684.6 at June 30, 2006 and December 31, 2005, respectively.

The Group conducts a quarterly review of loss reserves using the methods described in its Annual Report on Form 10-K for the year ended December 31, 2005, and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at June 30, 2006 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

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

Loss and LAE Reserves as of June 30, 2006 and December 31, 2005:


June 30, 2006
-------------
                                               Gross                       Total     Total
Operating Segment               Case      IBNR       LAE      Total        Ceded      Net
-------------------------------------------------------------------------------------------
  Commercial Lines           $  735.9   $  772.9   $359.9   $1,868.7      $174.6   $1,694.1
    Workers' compensation       403.1      341.2     71.5      815.8       135.2      680.6
    Commercial auto             106.1      107.0     43.2      256.3         6.0      250.3
    General liability            67.2      121.9     93.9      283.0         9.5      273.5
    CMP, fire & inland marine   159.5      202.8    151.3      513.6        23.9      489.7

  Specialty Lines               141.4      491.2     95.8      728.4       426.5      301.9
    Commercial umbrella         128.7      491.7     89.8      710.2       419.3      290.9
    Fidelity & surety            12.7       (0.5)     6.0       18.2         7.2       11.0

  Personal Lines                196.8      124.9     63.8      385.5        72.0      313.5
    Personal auto & umbrella    165.7       87.7     47.7      301.1        71.0      230.1
    Personal property            31.1       37.2     16.1       84.4         1.0       83.4

  Total All Lines            $1,074.1   $1,389.0   $519.5   $2,982.6      $673.1   $2,309.5
-------------------------------------------------------------------------------------------


December 31, 2005
-----------------
                                               Gross                       Total     Total
Operating Segment               Case      IBNR       LAE      Total        Ceded      Net
-------------------------------------------------------------------------------------------
  Commercial Lines           $  700.9   $  762.2   $351.5   $1,814.6      $165.4   $1,649.2
    Workers' compensation       387.1      344.0     69.2      800.3       131.4      668.9
    Commercial auto             103.2      109.7     44.6      257.5         6.0      251.5
    General liability            59.4      117.3     92.6      269.3         5.2      264.1
    CMP, fire & inland marine   151.2      191.2    145.1      487.5        22.8      464.7

  Specialty Lines               134.8      516.2     92.9      743.9       454.1      289.8
    Commercial umbrella         116.4      516.1     85.9      718.4       442.4      276.0
    Fidelity & surety            18.4        0.1      7.0       25.5        11.7       13.8

  Personal Lines                194.8      126.1     67.4      388.3        65.1      332.2
    Personal auto & umbrella    164.1       91.3     50.6      306.0        64.1      241.9
    Personal property            30.7       34.8     16.8       82.3         1.0       81.3

  Total All Lines            $1,030.5   $1,404.5   $511.8   $2,946.8      $684.6   $2,262.2
-------------------------------------------------------------------------------------------

Reserve variability and uncertainty
-----------------------------------
There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events.

To illustrate the uncertainty by operating segment, the table presented in the All Lines discussion of this MD&A on page 21 provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the three-months ended June 30, 2006 and 2005, and year ended December 31, 2005. This table illustrates the variability of reserves between operating segments, and from period to period. Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in the six months ended June 30, 2006, the workers' compensation product line had adverse development of $10.5 while the commercial auto product line had favorable development of $13.9.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

                                   Three Months        Six Months
                                  Ended June 30,      Ended June 30,       Year
                                  2006      2005      2006      2005       2005
(Favorable)/Unfavorable           --------------      --------------       ----
-----------------------
Accident Year 2005              $ (1.7)    $ -      $ (4.5)   $  -       $  -
Accident Year 2004                (8.5)     (6.6)    (13.1)    (15.9)     (30.8)
Accident Year 2003 and Prior      (0.6)      3.7      (6.1)      9.2       10.7
                                -------    ------   -------   -------    -------
  Total  Prior Accident Years'
  Development                   $(10.8)    $(2.9)   $(23.7)   $ (6.7)    $(20.1)
                                =======    ======   =======   =======    =======

Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, for a broader discussion of reserve variability and uncertainty. The Group does not prepare loss reserve ranges, nor does it project future variability, when determining its best estimate, although the above examples of actual historical changes in loss reserve estimates provide a measure of the uncertainty underlying the current loss reserve estimates. The Loss Reserve process takes all risk factors into account, but no one risk factor has been bifurcated to perform a sensitivity or variability analysis because the risk factors were considered in the aggregate. As a result, the Group is not in a position to quantify the impact of reasonably likely changes to significant assumptions at this time. Nevertheless, the Group is undertaking an assessment to evaluate the sensitivity or variability of changes in significant assumptions related to the Group's estimate of loss reserves in the aggregate and/or by product line, to the extent material. Upon completion of such sensitivity or variability assessment, and to the extent that management believes the information to be reasonably accurate and credible and would be beneficial, in the opinion of management, to the understanding of the Group's financial statements, the Corporation will include the outcome of this sensitivity/variability analysis either in the aggregate or by product line, as appropriate, in the first practicable periodic filing of the Corporation that follows the completion of this assessment and continuing thereafter.

Cash Flow

Net cash provided by operations was $42.7 for the first six months of 2006, compared with $90.5 for the same period in 2005. The decline in cash provided by operations is primarily the result of increased income tax payments, incentive plan payments and contributions to the Company's retirement plan. The net cash provided by investing was $7.3 compared with
net cash used of $156.3 during the first half of 2005.   The decrease in
net cash used for investing is primarily related to a reduction in the purchase of securities from 2005 to 2006, resulting from a portfolio reallocation during 2005 into tax exempt securities. Cash used by financing operations was $65.8 in the first six months of 2006 compared with $152.1 in the first six months of 2005. The reinstatement of the shareholder dividend and the repurchase of the Corporation's common stock attributed to the cash used in financing activities during 2006. See Part II, Item 2, for additional information regarding the share repurchase program. For the same period in 2005, cash used in financing activities was attributed to the repurchase and redemption of the Corporation's Convertible Notes. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q.

At June 30, 2006, the Corporation had cash and marketable securities, totaling $258.5, which compared to $253.2 at December 31, 2005. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2006, dividend payments from the Company to the Corporation are limited to approximately $415.0 without prior approval from the Ohio Department of Insurance. During the first six months of 2006, the Company paid dividends of $85.0 to the Corporation resulting in a dividend payment limitation of $330.0 for the remainder of 2006.

Book Value Per Share

At June 30, 2006, the book value per share of the Consolidated Corporation decreased $0.15 per share from $22.54 per share to $22.39 per share when compared to book value at December 31, 2005. This decrease is principally the result of improved profitability offset by a decline in unrealized gains. At June 30, 2006 and December 31, 2005 there were 61,421,475 and 63,281,136 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2005 to June 30, 2006.

December 31, 2005                       $22.54
Activity year-to-date June 2006:
  Net income                              1.38
  Change in unrealized gains             (1.12)
  Impact of share repurchase program     (0.25)
  Dividend to shareholders               (0.18)
  Other                                   0.02
                                        ------
June 30, 2006                           $22.39
                                        ======

Rating Agencies

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. On July 26, 2006, S&P announced that it has upgraded the senior unsecured debt rating of Ohio Casualty Corporation to BBB- and the insurance financial strength rating of its operating subsidiaries to A-. In this same action, S&P changed the outlook on the ratings to stable. Following are the Consolidated Corporation's current ratings and rating outlooks.

                                       A.M. Best    Fitch       Moody's     S&P
                                       ---------    -----       -------     ---
Financial strength rating (Group)      A-           A-          A3          A-

Senior unsecured debt rating
  (Corporation)                        bbb-         BBB-        Baa3        BBB-

Rating outlook                         Positive     Positive    Positive    Stable

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

PART II  Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2005, the Corporation's Board of Directors authorized the repurchase of up to four million shares of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. The table below summarizes the status of this program during the second quarter ended June 30, 2006.

                        ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------
                                                    (c) Total         (d) Maximum
                                                      Number           Number of
                                                    of Shares         Shares that
                                                  Purchased as        May Yet Be
                      (a) Total                  Part of Publicly      Purchased
                      Number of   (b) Average       Announced          Under the
                        Shares     Price Paid       Plans or           Plans or
Period                Purchased    per Share        Programs           Programs
---------------------------------------------------------------------------------
April 1 - 30, 2006       17,302      $29.30            17,302         2,429,813
May 1 - 31, 2006        937,927       29.62           937,927         1,491,886
June 1 - 30, 2006     1,242,700       29.37         1,242,700           249,186
                      ---------                     ---------
Total                 2,197,929      $29.48         2,197,929           249,186

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders (the Annual Meeting) held on May 17, 2006, shareholders voted on the re-election of three members of the Board of Directors for terms expiring in 2009 as follows.

          Jack E. Brown       For   59,341,708;     Withheld     945,428
          Robert A. Oakley    For   60,050,010;     Withheld     237,126
          Jan H. Suwinski     For   60,041,213;     Withheld     245,923

        Other directors whose term of office continued after the meeting were: Terrence J. Baehr, Dan R. Carmichael, Catherine E. Dolan, Philip G. Heasley, Stanley N. Pontius, Ronald W. Tysoe and Michael
        A. Wright.

        Also, at the Annual Meeting, shareholders ratified the appointment of Ernst & Young, LLP as independent public accountants for the fiscal year 2006. The proposal was approved with a final vote of:

          For  60,098,634;    Against  93,212;    Abstain  95,290

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





                                      OHIO CASUALTY CORPORATION
                                   -------------------------------
                                             (Registrant)






July 26, 2006                      /s/ Michael A. Winner
                                   -------------------------------------------
                                   Michael A. Winner, Executive Vice President
                                    and Chief Financial Officer