Form 10-Q
period 2006-09-30
OHIO CASUALTY CORP
filed 2006-11-01
CIK 73952

==============================================================================

                       UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended September 30, 2006.

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
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

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

    On October 31, 2006, there were 60,992,517 shares of common stock outstanding.








                               Page 1 of 34
==============================================================================

                                   INDEX


                                                                         Page
                                                                         ----
PART I  FINANCIAL INFORMATION

 Item 1.      Financial Statements                                          3

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          19

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk   33

 Item 4.      Controls and Procedures                                      33

PART II OTHER INFORMATION

 Item 2.      Unregistered Sales of Equity Securities and Use
              of Proceeds                                                  33

 Item 6.      Exhibits                                                     34

Signature                                                                  34

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

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
(in millions, except share data) (Unaudited)                    2006            2005
-------------------------------------------------------------------------------------------
Assets
Investments, at fair value:
   Fixed maturities:
      Available-for-sale, at fair value
          (amortized cost:  $3,483.9 and $3,453.5)           $   3,553.2     $   3,527.7
      Held-to-maturity, at amortized cost
          (fair value:  $245.7 and $260.5)                         250.7           264.4
   Equity securities, at fair value
          (cost:  $188.6 and $144.2)                               404.4           375.1
-------------------------------------------------------------------------------------------
     Total investments                                           4,208.3         4,167.2

Cash and cash equivalents                                           18.6            54.5
Premiums and other receivables, net of allowance                   338.5           309.2
Deferred policy acquisition costs                                  155.4           153.7
Property and equipment, net of accumulated depreciation             79.3            80.1
Reinsurance recoverable, net of allowance                          703.7           741.8
Agent relationships, net of accumulated amortization               100.7           109.7
Interest and dividends due or accrued                               47.4            55.0
Deferred tax asset, net                                             14.2            14.8
Other assets                                                       125.5            77.1
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,791.6     $   5,763.1
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,459.1     $   2,435.0
   Loss adjustment expenses                                        519.6           511.8
   Unearned premiums                                               693.1           679.6
Debt                                                               199.7           200.4
Reinsuance treaty funds held                                       121.9           150.4
Other liabilities                                                  320.5           359.5
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,313.9         4,336.7

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          22.6            18.8
Accumulated other comprehensive income                             162.8           178.0
Retained earnings                                                1,489.4         1,360.6
Treasury stock, at cost:
   (Shares:  11,214,271; 9,137,208)                               (206.1)         (140.0)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,477.7         1,426.4
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,791.6     $   5,763.1
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                           Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months
                                                                      Ended September 30,
(in millions, except share and per share data) (Unaudited)           2006            2005
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     356.3     $     362.5
Investment income, less expenses                                    51.3            51.4
Investment gains realized, net                                      11.4            22.4
-------------------------------------------------------------------------------------------
         Total revenues                                            419.0           436.3

Losses and benefits for policyholders                              188.8           204.5
Loss adjustment expenses                                            35.8            42.5
General operating expenses                                         115.4           121.6
Write-down and amortization of agent relationships                   1.6             2.4
Amortization of deferred policy acquisition costs                   82.1            83.3
Deferral of policy acquisition costs                               (83.7)          (87.4)
Depreciation and amortization expense                                2.9             3.0
-------------------------------------------------------------------------------------------
         Total expenses                                            342.9           369.9
-------------------------------------------------------------------------------------------
Income before income taxes                                          76.1            66.4

Income tax expense (benefit):
   Current                                                          22.8            11.2
   Deferred                                                         (2.0)           (0.3)
-------------------------------------------------------------------------------------------
         Total income tax expense                                   20.8            10.9
-------------------------------------------------------------------------------------------

Net income                                                   $      55.3     $      55.5
===========================================================================================

Weighted average shares outstanding - basic                   61,151,087      64,400,341
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.90     $      0.86
===========================================================================================

Weighted average shares outstanding - diluted                 62,441,227      65,656,774
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.89     $      0.85
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                            Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months
                                                                    Ended September 30,
(in millions, except share and per share data) (Unaudited)         2006            2005
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                        $   1,069.5     $   1,090.3
Investment income, less expenses                                 154.1           148.4
Investment gains realized, net                                    30.9            36.2
-------------------------------------------------------------------------------------------
         Total revenues                                        1,254.5         1,274.9

Losses and benefits for policyholders                            577.1           587.3
Loss adjustment expenses                                         115.2           125.8
General operating expenses                                       348.8           355.3
Write-down and amortization of agent relationships                 9.0            10.1
Amortization of deferred policy acquisition costs                247.7           255.1
Deferral of policy acquisition costs                            (249.4)         (252.2)
Depreciation and amortization expense                              8.0             8.7
Loss on retirement of convertible debt, including
   debt conversion expenses                                          -             9.0
-------------------------------------------------------------------------------------------
         Total expenses                                        1,056.4         1,099.1
-------------------------------------------------------------------------------------------
Income before income taxes                                       198.1           175.8

Income tax expense:
   Current                                                        45.9            32.2
   Deferred                                                        9.4             8.2
-------------------------------------------------------------------------------------------
         Total income tax expense                                 55.3            40.4
-------------------------------------------------------------------------------------------

Net income                                                 $     142.8     $     135.4
===========================================================================================

Average shares outstanding - basic                          62,393,244      63,487,313
===========================================================================================

Earnings per share - basic:
Net income, per share                                      $      2.29     $      2.13
===========================================================================================

Average shares outstanding - diluted                        63,868,978      68,012,120
===========================================================================================

Earnings per share - diluted:
Net income, per share                                      $      2.24     $      2.02
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

ITEM 1.   Continued

                             Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Accumulated
                                            Additional     other                               Total
(in millions, except                Common   paid-in   comprehensive   Retained   Treasury  shareholders'
share data) (Unaudited)             Stock    capital       income      earnings    stock       equity
---------------------------------------------------------------------------------------------------------
Balance
January 1, 2005                     $ 9.0    $    -       $ 259.1      $1,161.5   $(134.7)   $1,294.9

Net income                                                                135.4                 135.4
Change in unrealized gain,
   net of deferred income tax
   benefit of $34.2                                         (63.1)                              (63.1)
                                                                                             ---------
Comprehensive income                                                                             72.3
Net issuance of restricted stock
   (26,828 shares)                              0.2                                   0.4         0.6
Net issuance of treasury
   stock (1,066,438 shares)                     5.2                        (0.2)     13.7        18.7
Repurchase of treasury stock
  (570,115 shares)                                                                  (14.6)      (14.6)
Cash dividends paid ($0.06 per share)                                      (7.7)                 (7.7)
Issuance of common stock pursuant
   to Convertible Note transaction
   (See Note VII)                              11.2                                  17.3        28.5
--------------------------------------------------------------------------------------------------------
Balance,
September 30, 2005                  $ 9.0    $ 16.6       $ 196.0      $1,289.0   $(117.9)   $1,392.7
========================================================================================================

Balance
January 1, 2006                     $ 9.0    $ 18.8       $ 178.0      $1,360.6   $(140.0)   $1,426.4

Net income                                                                142.8                 142.8
Change in unrealized gain,
   net of deferred income tax
   benefit of $8.8                                          (15.2)                              (15.2)
                                                                                             ---------
Comprehensive income                                                                            127.6
Net issuance of restricted stock
   (18,638 shares)                              0.7                                   0.3         1.0
Unearned stock compensation                    (2.9)                        2.9                     -
Stock based compensation, including
   income tax benefit of $1.8                   5.9                                               5.9
Net issuance of treasury
   stock (388,194 shares)                       0.1                                   5.8         5.9
Repurchase of treasury stock
   (2,483,895 shares)                                                               (72.2)      (72.2)
Cash dividends paid ($0.27 per share)                                     (16.9)                (16.9)
--------------------------------------------------------------------------------------------------------
Balance,
September 30, 2006                  $ 9.0    $ 22.6       $ 162.8      $1,489.4   $(206.1)   $1,477.7
========================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 67-84 of the Corporation's 2005 Form 10-K.

ITEM 1.   Continued

                            Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months
                                                                        Ended September 30,
(in millions) (Unaudited)                                              2006            2005
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                                    $   142.8       $   135.4
      Adjustments to reconcile net income to cash
      from operations:
         Changes in:
            Insurance reserves                                           45.4           153.1
            Reinsurance treaty funds held                               (28.5)          (32.0)
            Income taxes                                                  7.4            (0.2)
            Premiums and other receivables                              (29.3)           25.8
            Deferred policy acquisition costs                            (1.7)            2.9
            Reinsurance recoverable                                      38.1           (39.8)
            Other assets                                                (60.1)           (9.0)
            Other liabilities                                           (19.9)          (26.8)
         Loss on retirement of convertible debt, including
            debt conversion expenses                                        -             9.0
         Stock-based compensation expense                                 5.4             1.3
         Income tax benefit from stock option exercises                     -             3.6
         Write-down and amortization of agent relationships               9.0            10.1
         Depreciation and amortization                                    8.0             8.7
         Investment gains realized, net                                 (30.9)          (36.2)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                85.7           205.9
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed income, available-for-sale                                 (685.7)       (1,073.1)
      Fixed income, held-to-maturity                                     (0.5)           (0.7)
      Equity                                                            (72.8)          (18.5)
   Proceeds from sales of securities:
      Fixed income, available-for-sale                                  543.4           745.3
      Equity                                                             70.7            34.2
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                                  100.7            58.7
      Fixed income, held-to-maturity                                     13.0            26.6
   Property and equipment
      Purchases                                                          (7.5)           (7.4)
      Sales                                                               0.3             1.2
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (38.4)         (233.7)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                         (0.5)         (160.2)
      Payments for deferred financing costs                              (0.5)              -
      Loss on retirement of convertible debt,
         including conversion expense                                       -            (3.6)
   Proceeds from exercise of stock options                                4.6            14.2
   Repurchase of treasury stock                                         (72.2)          (13.3)
   Income tax benefit from stock option exercises                         2.3               -
   Dividends paid to shareholders                                       (16.9)           (7.7)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (83.2)         (170.6)
-------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                               (35.9)         (198.4)
Cash and cash equivalents, beginning of period                           54.5           252.6
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $    18.6       $    54.2
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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of September 30, 2006 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three and nine months ended September 30, 2006 and 2005, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at September 30, 2006 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The unaudited Consolidated Financial Statements should be read together with the Consolidated Financial Statements and Notes thereto included in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $1.8 at September 30, 2006 and $4.2 at December 31, 2005. Property and equipment are carried at cost less accumulated depreciation of $184.1 and $177.2 at September 30, 2006 and December 31, 2005, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $3.7 at September 30, 2006 and December 31, 2005.

NOTE II - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               2006          2005        2006           2005
---------------------------------------------------------------------------------------------
Net income                                    $55.3         $55.5      $142.8         $135.4
Weighted average common shares
 outstanding - basic (thousands)             61,151        64,400      62,393         63,487
Basic net income per weighted average share   $0.90         $0.86       $2.29          $2.13
=============================================================================================

Net income                                    $55.3         $55.5      $142.8         $135.4
Effect of EITF 04-8 on net income using
 "if-converted" method                            -             -           -            1.8
Adjusted net income using "if-converted"
  method                                       55.3          55.5       142.8          137.2
Weighted average common shares
 outstanding - basic (thousands)             61,151        64,400      62,393         63,487
Effect of dilutive securities from stock
 compensation plans (thousands)               1,290         1,257       1,476          1,259
Effect of EITF 04-8 (thousands)                   -             -           -          3,266
---------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted (thousands)           62,441        65,657      63,869         68,012
Diluted net income per weighted average
 share                                        $0.89         $0.85       $2.24          $2.02
=============================================================================================

In accordance with Emerging Issues Task Force (EITF) 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible securities to be treated as outstanding using the "if-converted" method. The "if-converted" method gives effect to the add back to net income of interest expense and amortization of debt issuance costs, net of tax, associated with the convertible instruments. As a result of this EITF, the Consolidated Corporation has included 3.3 million shares into its diluted earnings per share calculation using the "if-converted" method for the nine months ended September 30, 2005. See Note VII for more information regarding the convertible securities.

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

                       Three Months Ended September 30,


Commercial Lines Segment                          2006         2005
--------------------------------------------------------------------
Net premiums written                            $207.4       $207.1
  % Change                                         0.1%         1.9%
Net premiums earned                              209.2        206.1
  % Change                                        1.5%         2.2%
Underwriting gain/(loss) (before tax)              4.9        (23.1)


Specialty Lines Segment                           2006         2005
--------------------------------------------------------------------
Net premiums written                            $ 37.6       $ 38.0
  % Change                                        (1.1)%       32.4%
Net premiums earned                               36.1         36.3
  % Change                                        (0.6)%       13.4%
Underwriting gain (before tax)                     7.5          1.8




Personal Lines Segment                            2006         2005
--------------------------------------------------------------------
Net premiums written                            $114.5       $123.9
  % Change                                        (7.6)%       (3.7)%
Net premiums earned                              111.0        120.1
  % Change                                        (7.6)%       (2.2)%
Underwriting gain (before tax)                     9.1         23.1




Total Property & Casualty                         2006         2005
--------------------------------------------------------------------
Net premiums written                            $359.5       $369.0
  % Change                                        (2.6)%        2.3%
Net premiums earned                              356.3        362.5
  % Change                                        (1.7)%        1.7%
Underwriting gain (before tax)                    21.5          1.8




All Other Segment                                 2006         2005
--------------------------------------------------------------------
Revenues                                         $ 4.0       $  5.9
Write-down and amortization of agent
 relationships                                    (1.6)        (2.4)
Other expenses                                    (6.5)        (6.8)
--------------------------------------------------------------------
Loss before income tax                           $(4.1)       $(3.3)




Reconciliation of Revenues                        2006         2005
--------------------------------------------------------------------
Net premiums earned for reportable segments     $356.3       $362.5
Net investment income                             47.5         47.6
Realized gains, net                               11.2         20.3
--------------------------------------------------------------------
Total property and casualty revenues             415.0        430.4
All other segment revenues                         4.0          5.9
--------------------------------------------------------------------
Total revenues                                  $419.0       $436.3
====================================================================




Reconciliation of Underwriting Gain
(before tax)                                      2006        2005
--------------------------------------------------------------------
Property and casualty underwriting
 gain (before tax)                               $21.5       $ 1.8
Net investment income                             51.3         51.4
Realized gains, net                               11.4         22.4
Write-down and amortization of agent
  relationships                                   (1.6)        (2.4)
Other expenses                                    (6.5)        (6.8)
--------------------------------------------------------------------
Income before income tax                          76.1         66.4
Income tax expense                                20.8         10.9
--------------------------------------------------------------------
Net income                                       $55.3        $55.5
====================================================================

                         Nine Months Ended September 30,


Commercial Lines Segment                          2006         2005
--------------------------------------------------------------------
Net premiums written                            $643.7       $634.5
  % Change                                         1.4%        (0.2)%
Net premiums earned                              620.3        618.4
  % Change                                         0.3%         2.7%
Underwriting loss (before tax)                    (3.6)       (41.4)




Specialty Lines Segment                           2006         2005
--------------------------------------------------------------------
Net premiums written                            $110.7       $116.8
  % Change                                        (5.2)%       13.8%
Net premiums earned                              109.3        107.8
  % Change                                         1.4%        (5.8)%
Underwriting gain (before tax)                    16.1          4.8




Personal Lines Segment                            2006         2005
--------------------------------------------------------------------
Net premiums written                            $332.0       $361.1
  % Change                                        (8.1)%       (3.2)%
Net premiums earned                              339.9        364.1
  % Change                                        (6.6)%       (1.2)%
Underwriting gain (before tax)                    30.0         70.6




Total Property & Casualty                         2006         2005
--------------------------------------------------------------------
Net premiums written                          $1,086.4     $1,112.4
  % Change                                        (2.3)%        0.1%
Net premiums earned                            1,069.5      1,090.3
  % Change                                        (1.9)%        0.5%
Underwriting gain (before tax)                    42.5         34.0




All Other Segment                                 2006         2005
--------------------------------------------------------------------
Revenues                                        $ 11.3       $ 18.0
Write-down and amortization of agent
 relationships                                    (9.0)       (10.1)
Other expenses                                   (20.4)       (32.7)
--------------------------------------------------------------------
Loss before income tax                          $(18.1)      $(24.8)




Reconciliation of Revenues                        2006         2005
--------------------------------------------------------------------
Net premiums earned for reportable segments   $1,069.5     $1,090.3
Net investment income                            142.2        137.4
Realized gains, net                               31.5         29.2
--------------------------------------------------------------------
Total property and casualty revenues           1,243.2      1,256.9
All other segment revenues                        11.3         18.0
--------------------------------------------------------------------
Total revenues                                $1,254.5     $1,274.9
====================================================================




Reconciliation of Underwriting Gain
(before tax)                                      2006         2005
--------------------------------------------------------------------
Property and casualty underwriting gain
 (before tax)                                   $ 42.5       $ 34.0
Net investment income                            154.1        148.4
Realized gains, net                               30.9         36.2
Write-down and amortization of agent
  relationships                                   (9.0)       (10.1)
Other expenses                                   (20.4)       (32.7)
--------------------------------------------------------------------
Income before income tax                         198.1        175.8
Income tax expense                                55.3         40.4
--------------------------------------------------------------------
Net income                                      $142.8       $135.4
====================================================================

Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                      2006          2005         2006          2005
------------------------------------------------------------------------------------
Net income                           $55.3         $55.5       $142.8        $135.4
After-tax net realized gains           7.5          22.8         20.1          31.8
------------------------------------------------------------------------------------
Operating income                     $47.8         $32.7       $122.7        $103.6
====================================================================================


NOTE IV - STOCK BASED COMPENSATION

The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation's long-term financial success. Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under Statement of Financial Accounting Standard (SFAS) 123(R), "Share-Based Payment." SFAS 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation adopted the provisions of SFAS 123(R) using the modified prospective method in which compensation expense is recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remained unvested on January 1, 2006. The adoption of SFAS 123(R) decreased the Consolidated Corporation's net income by $0.6 and $1.4 for the three and nine months ended September 30, 2006. Basic and diluted earnings per share were reduced by $0.01 and $0.02 for the three and nine months ended September 30, 2006, by the adoption of SFAS 123(R). The Consolidated Corporation uses the straight-line method of recording compensation expense relative to share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS 95 prior to its amendment. This requirement reduced net operating cash flows and increased net financing cash flows by $2.3 during the first nine months of 2006.

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

At September 30, 2006, there were 1,865,965 shares available for issuance under the 2005 Plan. Equity-based awards that may be granted under the 2005 Plan include stock options (incentive and non-qualified), restricted stock, restricted stock units, stock appreciation rights and shares of the Corporation's common stock as defined in the 2005 Plan document. In addition to equity-based compensation, the 2005 Plan also authorizes grants of performance based awards in the form of restricted stock, restricted stock units, stock units and cash awards. The 2005 Plan limits the number of shares of stock with respect to which awards may be issued to any participant in a calendar year to 400,000.

Options granted under the 2005 Plan may be exercised at any time after the vesting requirements are met, which ranges from immediate vesting to three years. During the third quarter of 2006, there were no stock options granted from the 2005 Plan. Total options outstanding, excluding forfeitures, were 103,750 at September 30, 2006.

The 2005 Plan also provides for the grant of freestanding and/or tandem
stock appreciation rights (SARs) and restricted stock.   At September 30,
2006, there were 350,000 outstanding freestanding SARs, none of which were granted during the third quarter of 2006. There were no issued and outstanding tandem SARs. The requisite service period for outstanding SARs is three years.

During the nine months ended September 30, 2006 and 2005, there were 19,750 and 33,500 restricted shares issued, excluding forfeitures, under either the 2005 Plan or a predecessor plan. At September 30, 2006, there are 128,000 restricted shares which are under the restriction period. SFAS 123(R) eliminated the presentation of the contra-equity account, unearned compensation, on the face of the consolidated balance sheets. As a result, $2.9 was reclassified to additional paid-in capital during the first quarter of 2006 when SFAS 123(R) was implemented.

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

Employee Stock Purchase Plan
The Consolidated Corporation has an employee stock purchase plan that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation's common stock may be purchased at a discount of up to 10% of the lesser of the closing price of the Corporation's common stock on the first trading day or the last trading day of the offering period. The offering period (currently three months) and the offering price are subject to change. Participants may purchase no more than twenty-five thousand dollars, prior to the stated discount, of the Corporation's common stock in a calendar year. During the nine months ended September
30, 2006, there were 78,115 shares purchased under the plan compared to 81,106 shares purchased under the plan in the same period of 2005. At September 30, 2006, there were 1,741,799 shares available for future issuance under the plan.

Following is a summary of stock based compensation expense recognized by the Consolidated Corporation:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                      2006          2005         2006          2005
------------------------------------------------------------------------------------
2005 Incentive Plan
 Stock Options                       $0.6          $  -        $2.0          $  -
 Stock Appreciation Rights            0.3             -         0.9             -
 Restricted Stock                     0.4           0.2         1.1           0.5
Long Term Incentive Plan              0.7           0.8         1.1           0.8
Employee Stock Purchase Plan            -             -         0.3             -
------------------------------------------------------------------------------------
 Total Stock-Based Compensation      $2.0          $1.0        $5.4          $1.3
====================================================================================


The following table summarizes information about the stock-based compensation plans (options and SARs) as of September 30, 2006:

                                                Weighted-     Weighted-      Aggregate
                                                   Avg           Avg         Intrinsic
                                     Shares     Exercise      Remaining        Value
                                      (000)       Price     Contract Life    ($ in 000)
                                     --------------------------------------------------
Outstanding at January 1, 2006        3,958      $15.68
 Granted                                135      $31.05
 Exercised                             (338)     $14.31
 Forfeited                               (7)     $21.54
                                      ------
Outstanding at September 30, 2006     3,748      $16.41          6.0           $37,138

Exercisable at September 30, 2006     3,048      $14.31          5.5           $35,247

The total intrinsic value of stock options exercised was $0.2 and $1.7 during the three months ended September 30, 2006 and 2005, respectively, and $5.4 and $10.9 for the nine months ended September 30, 2006 and 2005, respectively.

The total fair value of shares vested for restricted stock was less than $0.1 and $1.1 during the three and nine months ended September 30, 2006, respectively. During the same periods in 2005, the total fair value of shares vested for restricted stock was less than $0.1.

The following table summarizes information about the restricted stock activity as of September 30, 2006:

                                                                Weighted-
                                                                   Avg
                                                 Shares         Grant Date
                                                  (000)         Fair Value
                                                 -------------------------
Restricted stock awards at January 1, 2006         148            $25.49
 Granted                                            20             30.32
 Released                                          (39)            19.35
 Forfeited                                          (1)            19.13
                                                  -----
Restricted stock awards at September 30, 2006      128            $28.16
                                                  =====

The per share weighted-average fair value of options and awards granted by the Consolidated Corporation is as follows:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                      2006          2005         2006          2005
------------------------------------------------------------------------------------
Stock options                          N/A        $ 9.31       $ 9.45        $ 9.18
Restricted stock                       N/A        $25.12       $30.32        $24.64
SARs                                   N/A           N/A       $ 9.80           N/A
Employee Stock Purchase Plan         $4.80        $ 7.62       $ 7.54        $ 5.67

Under the provisions of SFAS 123(R), the Consolidated Corporation is required to estimate on the date of grant the fair value of each option and freestanding SAR using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions:

                                                  September 30,
                                              2006            2005
------------------------------------------------------------------------
Dividend yield                                 1.0%            1.8%
Expected volatility                           32.0%           42.9%
Risk-free interest rate                        4.6%            4.2%
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

As of September 30, 2006, there was $6.5 of total unrecognized compensation cost ($4.1 relating to options and freestanding SARs and $2.4 relating to restricted stock) related to non-vested share-based compensation arrangements granted under the Consolidated Corporation's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 0.9 years for options and freestanding SARs and 2.9 years for restricted stock.

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


                                      Three Months Ended     Nine Months Ended
                                      September 30, 2005     September 30, 2005
-------------------------------------------------------------------------------
Net income
 As reported                                 $55.5                 $135.4
 Add:  Stock-based employee
  compensation reported in net
  income, net of related tax effect            0.6                    0.9
 Deduct:  Total stock-based employee
  compensation, net of related tax effect      1.6                    4.2
-------------------------------------------------------------------------------
 Pro forma                                   $54.5                 $132.1
===============================================================================
Basic EPS
 As reported                                 $0.86                  $2.13
 Pro Forma                                   $0.85                  $2.08
Diluted EPS*
 As reported                                 $0.85                  $2.02
 Pro Forma                                   $0.83                  $1.97
===============================================================================

*Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 for the nine months ending 2005. The three month period ended September 30, 2005 was not impacted due to the redemption/repurchase of the Convertible Notes in the second quarter of 2005. Also See Note II.

NOTE V - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $0.2 and $0.8 in the third quarter of 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the asset was written down before tax by $4.5 and $5.3, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 18 years. For the three and nine month period ended September 30, 2006, the Consolidated Corporation recorded amortization expense of $1.4 and $4.5 which compares to $1.6 and $4.8 for the same periods of the prior year. At September 30, 2006 and December 31, 2005, the unamortized carrying value of the agent relationships asset was $100.7 and $109.7, respectively. The agent relationships asset is recorded net of accumulated amortization of $48.1 and $45.5 at September 30, 2006 and December 31, 2005, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former GAI agents' estimated future revenues or profitability is reasonably possible to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

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

Capitalized software costs and accumulated amortization amounts included in the consolidated balance sheets within Property and Equipment were $62.0 and $19.2 at September 30, 2006 and $58.5 and $15.9 at December 31, 2005, respectively.

NOTE VII - DEBT

The following table represents outstanding debt and deferred financing costs of the Consolidated Corporation at September 30, 2006 and December 31, 2005:

                                                September 30,    December 31,
                                                    2006             2005
-----------------------------------------------------------------------------
Senior Debt (net of discount and issuance
  costs of $2.1 and $2.3, respectively)            $197.9           $197.7
Ohio Loan                                             2.2              2.7
Deferred Financing Costs                             (0.4)               -
-----------------------------------------------------------------------------
  Total Debt                                       $199.7           $200.4
=============================================================================

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial majority of the net proceeds to repurchase and redeem the Convertible Notes (see reference to Note 15 below). As a result of the repurchase and redemption of the Convertible Notes, the Corporation recorded a loss on retirement of $9.0 for the nine month period ended September 30, 2005, principally comprised of the write-off of unamortized debt issuance cost and premium paid on repurchases of the Convertible Notes during these periods and issued 1,305,585 shares of its common stock. See Note 15 included in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the repurchase and redemption of the Convertible Notes. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the Consolidated Balance Sheets net of unamortized issuance-related costs and discount totaling $2.1 at September 30, 2006 and $2.3 at December 31, 2005. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011 and simultaneously terminated its prior $80.0 revolving credit agreement. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject to a successful syndication of the requested increase. Please refer to Note 15 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion regarding the terms and provisions of the new revolving credit agreement. At September 30, 2006, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit at either September 30, 2006 or December 31, 2005.

Interest expense incurred for the nine month periods ended September 30, 2006 and 2005 was $11.0 and $14.1, respectively. Interest expense incurred for both the three month periods ended September 30, 2006 and 2005 was $3.7.

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

By 2001, the Company, American Fire, West American, Ohio Security and OCNJ had sought refunds for retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey's calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey's premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New Jersey Supreme Court and the case was argued in November 2005. In October 2006, the Supreme Court affirmed the judgment of the Superior Court of New Jersey on statutory grounds and instructed the Director of the Division of Taxation to recalculate refunds due the Company, American Fire, West American, Ohio Security and OCNJ. No amounts have been recorded in the Consolidated Financial Statements as of September 30, 2006 or December 31, 2005. The Company, American Fire, West American, Ohio Security and OCNJ will recognize the benefit of such refunds upon receipt or settlement.

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

NOTE IX - EMPLOYEE BENEFITS

The Company has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost for the periods ended September 30 is determined as follows:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          2006       2005      2006       2005
-------------------------------------------------------------------------------
Service cost earned during the period    $ 2.1      $ 1.8    $  6.3     $  5.4
Interest cost on projected benefit
  obligation                               4.4        4.3      13.0       12.9
Expected return on plan assets            (6.5)      (5.5)    (19.5)     (16.3)
Amortization of accumulated losses         1.1        1.0       3.1        2.7
Amortization  of  unrecognized prior
  service cost                            (0.6)      (0.5)     (1.7)      (1.7)
Settlement                                  -          -        1.0         -
-------------------------------------------------------------------------------
Net periodic pension cost                $ 0.5      $ 1.1    $  2.2     $  3.0
===============================================================================

During the second quarter of 2006, the Company's former CEO made a lump sum benefit plan payment election, pursuant to the terms of the Benefit Equalization Plan, which resulted in an increase to net periodic pension cost of $1.0. This lump sum benefit plan payment is accounted for as a "settlement" pursuant to the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits."

The components of the Company's net periodic postretirement benefit cost for the periods ended September 30:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          2006       2005      2006       2005
-------------------------------------------------------------------------------
Service cost                             $  -       $  -      $ 0.2      $ 0.2
Interest cost                              0.7        0.7       2.0        2.2
Amortization of accumulated losses          -         0.1        -         0.1
Amortization  of  unrecognized prior
  service cost                            (1.5)      (1.5)     (4.5)      (4.5)
-------------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                           $(0.8)     $(0.7)    $(2.3)     $(2.0)
===============================================================================

NOTE X - INCOME TAX

At December 31, 2004, the Consolidated Corporation disclosed it had been examined by the Internal Revenue Service (IRS) for tax years 1997 to 2001 and was then in the process of finalizing a settlement. On August 25, 2005, the IRS issued notification to the Consolidated Corporation that a settlement agreement concerning its examination of these tax years was approved. This settlement resulted in a $2.7 net tax benefit related to realized capital gains, and interest income, before tax, of $0.9. In conjunction with the IRS settlement, the Consolidated Corporation reduced its book tax reserves by $9.1 ($8.0 related to realized capital gains and $1.1 related to operations).

Additionally, on September 28, 2005, the IRS advised the Consolidated Corporation that it accepted a protective claim for refund for the 1996 tax year related to adjustments resulting from the 2003 settlement of the IRS examination of the 1995 tax year. The acceptance of this protective refund claim resulted in a $3.4 net tax benefit related to operations, and interest income, before tax, of $1.6 million.

In the aggregate, when considering all of the above referenced items, net income for the three and nine months ended September 30, 2005, was favorably impacted by $16.8, comprised of a $15.2 net tax benefit ($4.5 related to operations and $10.7 related to capital gains) and $1.6 after-tax interest income. This net tax benefit had the effect of lowering the Consolidated Corporation's effective income tax rate for the nine months ended September 30, 2005 by 6.6%.

The results of operations for both the three and nine month periods ended September 30, 2006, do not include any similar type settlement adjustments with the IRS.

NOTE XI - SHARE REPURCHASES

During the third quarter of 2006, the Corporation repurchased 249,186 shares of its common stock at an average cost of $25.87. These repurchases completed the share repurchase program authorized by the Corporation's Board of Directors in the third quarter of 2005. Under this program, four million shares were repurchased at an average cost of $27.94. In September 2006, the Board of Directors approved another share repurchase program with authorization to repurchase up to $100.0 of the Corporation's common stock. Purchases may be made in the open market or in privately negotiated transactions. Through October 31, 2006, the Corporation has repurchased 227,200 shares under the newly authorized share repurchase program at an average cost of $27.19.

NOTE XII - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and
132(R)."   This Statement requires recognition of the overfunded or
underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funding status in the year in which the changes occur through other comprehensive income. This requirement is the first phase of implementing the standard and is effective for the fiscal year ending after December 15, 2006. The implementation of the first phase of this standard is expected to increase Shareholders' Equity in the range of $2.0 to $6.0. As of December 31, 2006, the Corportion expects total Shareholders' Equity to increase in the range of $25.0 to $35.0, a result of favorable asset performance, contributions to the plan and the effect of the adoption of SFAS 158. This impact could change materially from this estimate based upon the completion of the Consolidated Corporation's actuarial valuations as of the measurement date for 2006.

The second phase of implementation of SFAS 158 requires the measurement date of the funded status of a plan to coincide with the year end date of the company, with limited exceptions. The effective date for implementing this phase of SFAS 158 is for fiscal years ending after December 15, 2008. Currently the Consolidated Corporation utilizes a measurement date of September 30th. The Consolidated Corporation is currently evaluating the impact this phase of the Standard will have on its consolidated financial statements.

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

RESULTS OF OPERATIONS

Net Income

The Consolidated Corporation reported net income of $55.3, or $0.89 per share and $55.5, or $0.85 per share for the three months ended September 30, 2006 and 2005, respectively, which included after-tax realized investment gains of $7.5 ($0.12 per share) and $22.8 ($0.35 per share) for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net income was $142.8, or $2.24 per share and $135.4 or $2.02 per share, respectively, which included after-tax realized investment gains of $20.1 ($0.32 per share) and $31.8 ($0.47 per share) for the nine months ended September 30, 2006 and 2005, respectively.

During the third quarter 2005, the Consolidated Corporation favorably concluded settlements with the Internal Revenue Service (IRS) for tax years 1996 through 2001. As a result of the IRS settlement, net income was favorably impacted for the three and nine months ended September 30, 2005 by $16.8 ($0.26 per share for the three months and $0.25 per share for the nine months). For additional information regarding this IRS settlement in 2005, see Note X in the Notes to the Consolidated Financial Statements on page 18 of this Quarterly Report on Form 10-Q.

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

At September 30, 2006 and December 31, 2005, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $1,030.5 and $1,004.5, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of both September 30, 2006 and December 31, 2005, was 1.4 to 1.0.

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

The table below summarizes property and casualty premium on a gross and net basis compared with the same periods of the prior year:


                                    Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                  2006     2005     % Chg         2006       2005      % Chg
                                  ----     ----     -----         ----       ----      -----
Gross Premiums Written
----------------------
Commercial Lines                $212.7   $212.5      0.1%     $  660.7   $  647.7       2.0%
Specialty Lines                   49.9     53.0     (5.8)%       148.5      160.4      (7.4)%
Personal Lines                   116.1    125.3     (7.3)%       336.3      363.4      (7.5)%
                                ------   ------               --------   --------
All Lines                       $378.7   $390.8     (3.1)%    $1,145.5   $1,171.5      (2.2)%
                                ======   ======               ========   ========


                                    Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                  2006     2005     % Chg         2006       2005      % Chg
                                  ----     ----     -----         ----       ----      -----
Net Premiums Written
--------------------
Commercial Lines                $207.4   $207.1      0.1%     $  643.7    $  634.5      1.4%
Specialty Lines                   37.6     38.0     (1.1)%       110.7       116.8     (5.2)%
Personal Lines                   114.5    123.9     (7.6)%       332.0       361.1     (8.1)%
                                ------   ------               --------    --------
All Lines                       $359.5   $369.0     (2.6)%    $1,086.4    $1,112.4     (2.3)%
                                ======   ======               ========    ========

All Lines gross premiums written declined for the three and nine months periods ended September 30, 2006 when compared with the same periods of the prior year, due primarily to lower in-force policy counts and rate reductions. This decline was partially offset by an increase in new business premium production and improving policy renewal rates in all three segments. Net premiums written for the nine months ended September 30, 2005 were favorably impacted by $5.5 return of ceded premium on experience based reinsurance contracts. The return of ceded premium benefited all three operating segments in 2005. There was not a comparable return of ceded premium during the periods presented in 2006.

For Commercial Lines, the increase in gross premiums written for both the three and nine month periods ended September 30, 2006 is the result of an increase in new business premium of 6.4% and 12.7%, respectively, coupled with a slight improvement in policy renewal rates for these same periods. These improvements were offset by involuntary assumed workers' compensation premium adjustments due to various reapportionments, which had the effect of reducing gross and net premiums written by $1.9 compared to the third quarter of 2005.

For Specialty Lines, the decline in gross premiums written for both the three and nine month periods ended September 30, 2006 is primarily the result of declines in the commercial umbrella product line of 13.7% and 14.9% respectively, as both in-force policies and new business premium production are lower than the same periods of the prior year. This decline is primarily in the unsupported lead umbrella and excess capacity products, the result of our efforts to improve the overall profitability of the commercial umbrella product line. This decline is partially offset by strong growth of 9.8% and 12.2% in our fidelity and surety bond product line for the three and nine month periods ended September 30, 2006, respectively, as we continue to leverage our market knowledge and strong producer base.

For Personal Lines, the decline in gross premiums written for both the three and nine month periods ended September 30, 2006 is the result of rate reductions previously taken in a number of states in both the personal auto and homeowners product lines and lower in-force policy counts when compared to the same periods of the prior year. However, the rate of decline in policy count has lessened throughout 2006. This decline is partially offset by an increase in new business premium production of 10.1% and 5.9% for the three and nine month periods ended September 30, 2006 and slightly improved policy renewal rates for the same respective periods.

Commercial Lines average renewal prices have been essentially flat throughout 2006, compared to increases of 1.5% and 2.3% in the third quarter and year-to-date periods ended September 30, 2005. For the commercial umbrella product line, we have seen average renewal price increase of 1.9% and 1.2% compared to 2.9% and 5.0% for the three and nine month periods ended September, 30, 2006 and 2005, respectively. This decrease, period over period, in both Commercial Lines and the commercial umbrella product line is the result of a broad market trend of increased competitive pricing pressure. Renewal price increase means the average increase in premium for policies renewed by the Group. The average increase in premium for each renewed policy is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include any effects of reinsurance.

All Lines Discussion

The following table provides key financial measures for All Lines:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      2006      2005       2006      2005
                                      ----      ----       ----      ----
All Lines
---------
Loss ratio                            53.0%     56.4%      54.0%     53.9%
Loss adjustment expense ratio         10.0%     11.7%      10.8%     11.5%
Underwriting expense ratio            30.9%     31.4%      31.3%     31.5%
                                      -----     -----      -----     -----
Combined ratio                        93.9%     99.5%      96.1%     96.9%

The improvement in the All Lines combined ratio for the third quarter is primarily the result of a decrease of $10.6 (2.8 points) in catastrophe losses, an increase of $16.8 (4.7 points) in favorable prior year reserve development, as reflected in the table below and continued favorable claim frequency trends. These improvements were partially offset by an increase in current accident year large loss activity (losses over $250 thousand) for the quarter, which increased the loss ratio by 1.9 points, as presented in the table below. Large loss activity can be volatile from year to year as indicated by the Group's experience over the last four years. The current accident year large loss impact on the loss ratio in each of these years, evaluated at September 30 for each of the respective years, is as follows:

          2005       3.7%
          2004       3.6%
          2003       5.0%
          2002       3.3%

All Lines Loss Ratio Analysis

We monitor incurred losses by operating segment, product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends. We do not believe the increases for the three and nine months ended September 30, 2006 are indicative of a new trend.

The following table provides a reconciliation of significant changes to the All Lines loss ratio for the three and nine month periods ended September 30, 2006 and 2005, respectively.


                                    Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                  2006     2005    Pt Chg        2006       2005     Pt Chg
                                  ----     ----    ------        ----       ----     ------
Ratios as a % of premiums
  earned
-------------------------
Current accident year
  large losses, as defined         6.3%    4.4%      1.9          5.0%       3.7%      1.3
Catastrophe losses -
 calendar year basis               2.1%    4.9%     (2.8)         2.5%       2.4%      0.1
Loss development from
 prior accident years             -2.9%    0.8%     (3.7)        -3.0%      -0.2%     (2.8)
All other losses                  47.5%   46.3%      1.2         49.5%      48.0%      1.5
                                  -----   -----                  -----      -----
Total losses                      53.0%   56.4%     (3.4)        54.0%      53.9%      0.1
                                  =====   =====                  =====      =====

An effect of a continuing soft Commercial and Personal Lines market is the upward pressure placed upon the combined ratio, as reflected in "All other losses" in the table above, which is the result of loss cost trends increasing at a rate faster than increases in premium rates (both new and renewal).

The following table summarizes reserve development, net of reinsurance, by operating segment:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
(Favorable)/Unfavorable               2006      2005       2006      2005
Operating Segment                     ----      ----       ----      ----
------------------------
Commercial Lines                    $ (2.8)    $12.7     $ (4.6)   $ 29.9
Specialty Lines                       (9.3)     (3.0)     (20.5)     (7.3)
Personal Lines                        (1.6)     (6.6)     (12.3)    (26.2)
                                    -------    ------    -------   -------
 Total Prior Accident Years'
  Development                       $(13.7)    $ 3.1     $(37.4)   $ (3.6)
                                    =======    ======    =======   =======

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:


                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                      2006      2005       2006      2005
                                      ----      ----       ----      ----
Statutory  net liabilities,
  beginning of period               $2,305.8  $2,228.2   $2,258.5  $2,183.8
(Decrease)/increase in provision
  for prior accident year claims      $(13.7)     $3.1     $(37.4)    $(3.6)
(Decrease)/increase in provision
  for prior accident year claims
  as % of premiums earned               (3.8)%    0.9%       (3.5)%    (0.3)%

The underwriting expense ratio improved 0.5 points for the three month period ended September 30, 2006, primarily the result of decreased incentive accruals, the recovery and recognition of premium tax credits and ongoing expense management initiatives offset partially by a decrease in net premiums earned, which puts upward pressure on the ratio. For the nine month period ended September 30, 2006, the underwriting expense ratio improved slightly, a result of decreased incentive accruals, the recovery and recognition of premium tax credits and a reduction in the allowance for bad debt of premium receivables, offset partially by the pension settlement charge discussed in Note IX in the Notes to the Consolidated Financial Statements on page 18 of this Quarterly Report on Form 10-Q. In addition, the 2005 nine month underwriting expense ratio was favorably impacted by a $5.1 reduction to the surplus guarantee accrual, which reduced the 2005 underwriting expense ratio by 0.5 points.

Catastrophe losses for the third quarter 2006 were $7.3 compared to $17.9 in the third quarter 2005. For the nine months ended September 30, 2006, catastrophe losses were $27.0 compared to $26.0 in the same period of the prior year. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, future reinsurance pricing and availability of reinsurance. For additional disclosure of catastrophe losses, please refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on page 79 of the Corporation's 2005 Annual Report on Form 10-K.

The table below summarizes the catastrophe loss ratios by operating segment.

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                  2006       2005       2006       2005
                                  ----       ----       ----       ----
Commercial Lines                   1.2%       8.2%       1.9%       3.4%
Specialty Lines                    0.1%       0.0%       0.0%       0.0%
Personal Lines                     4.4%       0.8%       4.5%       1.3%
 Total All Lines                   2.1%       4.9%       2.5%       2.4%

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

Commercial Lines Segment

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
Commercial Lines Segment              2006      2005       2006      2005
----------------------------------------------------------------------------
Net premiums earned                 $209.2    $206.1     $620.3    $618.4
Loss ratio                            54.8%     63.5%      56.1%     58.8%
Loss adjustment expense ratio         11.1%     15.3%      12.2%     14.5%
Underwriting expense ratio            31.7%     32.4%      32.3%     33.4%
                                      -----    ------     ------    ------
Combined ratio                        97.6%    111.2%     100.6%    106.7%

The Commercial Lines combined ratio improved for both the three and nine month periods ended September 30, 2006, a result of a significant decline in catastrophe losses and favorable prior year reserve development, as reflected in the tables above. These improvements were partially offset by increased current accident year large loss activity which added 2.3 points to the loss ratio for the quarter and 1.6 points year to date compared to the same period last year as presented in the table below.

Commercial Lines Loss Ratio Analysis

We monitor incurred losses by product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends. We do not believe the increases for the three and nine months ended September 30, 2006 are indicative of a new trend.

The following table provides a reconciliation of significant changes to the All Lines loss ratio for the three and nine month periods ended September 30, 2006 and 2005, respectively.


                                    Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                  2006     2005    Pt Chg        2006       2005     Pt Chg
                                  ----     ----    ------        ----       ----     ------
Ratios as a % of premiums
  earned
-------------------------
Current accident year large
 losses, as defined               7.0%     4.7%      2.3         5.9%       4.3%       1.6
Catastrophe losses -
 calendar year basis              1.2%     8.2%     (7.0)        1.9%       3.4%      (1.5)
Loss development from
 prior accident years            -0.3%     4.7%     (5.0)       -0.3%       3.8%      (4.1)
All other losses                 46.9%    45.9%      1.0        48.6%      47.3%       1.3
                                 -----    -----                 -----      -----
Total losses                     54.8%    63.5%     (8.7)       56.1%      58.8%      (2.7)
                                 =====    =====                 =====      =====

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Commercial Lines loss ratio, evaluated at September 30 for each of the respective years, has been as follows:

          2005        4.3%
          2004        5.0%
          2003        7.1%
          2002        3.6%

The 2006 favorable reserve development described above was primarily concentrated in the commercial auto and commercial multiple peril (CMP) product lines offset by adverse development in the workers' compensation product line. In 2005, the adverse development was primarily concentrated in the workers' compensation and CMP product lines. The underwriting expense ratio improvement is due to the same reasons outlined in the All Lines sections on pages 22 and 23 of this MD&A. The nine month period in 2005 also included a $2.8 return of ceded premium on experienced based reinsurance contracts, which favorably impacted all of the above ratios for that period.

Specialty Lines Segment

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
Specialty Lines Segment               2006      2005       2006      2005
----------------------------------------------------------------------------
Net premiums earned                  $36.1     $36.3     $109.3    $107.8
Loss ratio                            33.2%     49.1%      37.8%     44.6%
Loss adjustment expense ratio          7.4%      5.4%       8.2%      7.7%
Underwriting expense ratio            38.6%     40.7%      39.2%     43.3%
                                      -----     -----      -----     -----
Combined ratio                        79.2%     95.2%      85.2%     95.6%

The Specialty Lines combined ratio improved due to favorable prior year reserve development of $9.3 (25.6 points) primarily concentrated in the commercial umbrella product line, partially offset by two newly reported large losses. The same period in 2005 included favorable development of $3.0 (8.2 points). For the nine month period ended September 30, 2006, the combined ratio improved 10.4 points primarily driven by $20.5 (18.8 points) of favorable prior year reserve development partially offset by an increase in large loss activity. The same period in 2005 experienced $7.3 (6.8 points) of favorable prior year reserve development. The nine month period of 2005 included a $1.3 return of ceded premium on experience based reinsurance contracts which favorably impacted all of the above ratios. Underwriting expenses continue to be favorably impacted by increased ceding commissions on reinsurance contracts and lower incentive accruals for both the three and nine month periods of 2006 when compared to the same periods in 2005.

Personal Lines Segment

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
Personal Lines Segment                2006      2005       2006      2005
----------------------------------------------------------------------------
Net premiums earned                 $111.0    $120.1     $339.9    $364.1
Loss ratio                            56.0%     46.4%      55.3%     48.2%
Loss adjustment expense ratio          8.8%      7.5%       9.1%      7.7%
Underwriting expense ratio            27.0%     26.9%      26.9%     24.7%
                                      -----     -----      -----     -----
Combined ratio                        91.8%     80.8%      91.3%     80.6%

The Personal Lines combined ratios increased for the three and nine month periods ended September 30, 2006, primarily as a result of increased catastrophe losses and favorable prior year reserve development that was lower than in the same periods of the prior year as reflected in the tables above. Decreases in net premiums earned for the quarter and year to date when compared to the same periods in 2005, which relate to rate reductions taken in the last half of 2005 and first half of 2006, have also put upward pressure on the combined ratio. The nine month period in 2005 was favorably impacted by a return of ceded premium on experience based reinsurance contracts of $1.4. The underwriting expense ratio increased by
2.2 points for the nine month period ended September 30, 2006, due primarily to the favorable Proformance surplus guarantee adjustments which reduced the 2005 underwriting expense ratio by 1.4 points.

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

Earned Premium and Statutory Combined Ratios

                                                            Combined Ratios
                                        ---------------------------------------------------
                            Earned
                            Premium      Calendar Year   Accident Year
                          Year to Date   Year to Date    Year to Date    Calendar  Accident
                          September 30,  September 30,   September 30,     Year      Year
(By operating segment)        2006           2006           2006(a)        2005     2005(a)
-------------------------------------------------------------------------------------------
Commercial Lines           $  620.3         100.9%          101.7%        102.3%     98.5%
Specialty Lines               109.3          85.7%          104.2%         89.9%     99.5%
Personal Lines                339.9          91.8%           95.3%         81.2%     87.3%
-------------------------------------------------------------------------------------------
   Total All Lines         $1,069.5          96.6%          100.0%         94.2%     94.9%
===========================================================================================

(a) The measurement date for accident year data is September 30, 2006. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

Investment Results

For the three and nine month periods ended September 30, 2006 and 2005, consolidated pre-tax investment income was $51.3 and $154.1 and $51.4 and $148.4, respectively. However, included in 2005's third quarter and year to date pre-tax investment income is $2.5 of interest income on favorable tax settlements with the IRS. See Note X in the Notes to the Consolidated Financial Statements on page 18 of this Quarterly Report on Form 10-Q for additional information. After giving consideration in both of these periods for this amount, pre-tax investment income increased in the current year periods by 4.9% and 5.6%, respectively, over the prior year. This increase is the result of reduced investment related expenses, positive operating cash flows and a modest improvement in reinvestment yields resulting from the recent upward movement in interest rates when compared with the prior year. For the three and nine month periods ended September 30, 2006, net realized gains were $11.4 and $30.9 versus $22.4 and $36.2 for the comparable periods in 2005. The Consolidated Corporation realized $13.8 and $49.3 in gross gains and $2.4 and $18.4 in gross losses for the three and nine month periods ended September 30, 2006, respectively. During both the three and nine month periods ending September 30, 2005, the Consolidated Corporation realized $25.5 and $44.6 in gross gains and $3.1 and $8.4 in gross losses, respectively. Included in these realized losses are write downs of securities for other than temporary decline in market value of $2.2 and $11.8 for the three and nine month periods ended September 30, 2006 and $0.9 for both periods of 2005.

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

On November 3, 2005, the FASB released FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1 replacing Emerging Issues Task Force (EITF) 03-1. The final language on FSP SFAS 115-1 / SFAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary and when the investor no longer has the positive intent and ability to hold the security until recovery in value, even if a decision to sell the security has not been made. The FSP applies to reporting periods beginning after December 15, 2005.

The following table summarizes, for all available-for-sale securities and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of September 30, 2006.

Available-for-sale securities with unrealized losses:

                              Less than 12 months    12 months or longer         Total
                              -------------------    -------------------   -----------------
                                Fair  Unrealized       Fair  Unrealized     Fair  Unrealized
                               Value    Losses        Value    Losses      Value    Losses
                              -------------------    -------------------   -----------------
Fixed income securities:
 U.S. government              $ 17.6   $ (0.3)       $  -      $  -       $ 17.6   $ (0.3)
 States, municipalities and
  political subdivisions        38.7     (0.1)        100.9     (0.8)      139.6     (0.9)
 Corporate securities          189.3     (2.1)         89.0     (2.8)      278.3     (4.9)
 Mortgage-backed
  securities
   Other                       188.9     (1.1)         99.2     (1.5)      288.1     (2.6)
--------------------------------------------------------------------------------------------
Total fixed income securities  434.5     (3.6)        289.1     (5.1)      723.6     (8.7)
Equity securities               22.6     (1.3)          8.8     (0.3)       31.4     (1.6)
--------------------------------------------------------------------------------------------

Total temporarily impaired
  securities                  $457.1    $(4.9)       $297.9    $(5.4)     $755.0   $(10.3)
============================================================================================

Held-to-maturity securities with unrealized losses:

                              Less than 12 months    12 months or longer         Total
                              -------------------    -------------------   -----------------
                                Fair  Unrealized       Fair  Unrealized     Fair  Unrealized
                               Value    Losses        Value    Losses      Value    Losses
                              -------------------    -------------------   -----------------
Fixed income securities:
 Corporate securities          $11.0    $(0.3)       $117.6    $(4.3)     $128.6    $(4.6)
 Mortgage-backed
  securities                     9.4     (0.2)         64.8     (1.8)       74.2     (2.0)
--------------------------------------------------------------------------------------------

Total temporarily impaired
  securities                   $20.4    $(0.5)       $182.4    $(6.1)     $202.8    $(6.6)
============================================================================================

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

As part of the evaluation of the entire $16.9 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at September 30, 2006.
In the tables above, there are approximately 295 securities represented.
Of this total, 18 securities have unrealized loss positions greater than 5% of their book values at September 30, 2006, with two exceeding 15%. This group represents $3.7, or 21.8% of the total unrealized loss position. Of this group, 10 securities, representing approximately $1.8 in unrealized losses, have been in an unrealized loss position for less than twelve months. The remaining eight securities have been in an unrealized loss position for longer than twelve months and total $1.9 in unrealized losses. Management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed income securities in an unrealized loss position at September 30, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                      Amortized     Estimated     Unrealized
                                              Cost    Fair Value           Loss
-------------------------------------------------------------------------------
Due in one year or less                     $ 18.5        $ 18.4         $(0.1)
Due after one year through five years        107.5         106.4          (1.1)
Due after five years through ten years       201.4         198.6          (2.8)
Due after ten years                          114.2         112.1          (2.1)
Mortgage-backed securities                   290.7         288.1          (2.6)
-------------------------------------------------------------------------------
 Total                                      $732.3        $723.6         $(8.7)
===============================================================================


Held to maturity:                        Amortized     Estimated     Unrealized
                                              Cost    Fair Value           Loss
-------------------------------------------------------------------------------
Due in one year or less                     $  2.4        $  2.4         $  -
Due after one year through five years         36.0          35.0          (1.0)
Due after five years through ten years        91.7          88.2          (3.5)
Due after ten years                            3.1           3.0          (0.1)
Mortgage-backed securities                    76.2          74.2          (2.0)
-------------------------------------------------------------------------------
 Total                                      $209.4        $202.8         $(6.6)
===============================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on pages 28 and 29 of this MD&A.

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


LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data of investments at September 30, 2006 and December 31, 2005, respectively.

                                      September 30, 2006               December 31, 2005
                                      ------------------               -----------------
                        Average   Amortized   Carrying   % of     Amortized   Carrying    % of
                        Rating       Cost       Value   Total        Cost       Value    Total
                        ----------------------------------------------------------------------
U.S. Government:
   Available-for-sale    AAA       $   27.3   $   27.2    0.6       $   25.8   $   25.9    0.6
States, municipalities,
and political
subdivisions:
 Investment grade:
  Available-for-sale     AA+        1,402.2    1,423.3   33.7        1,269.7    1,277.4   30.2
Corporate securities:
 Investment grade:
  Available-for-sale      A         1,422.1    1,467.3   34.7        1,489.0    1,552.4   36.8
  Held-to-maturity        A+          158.6      158.6    3.8          160.1      160.1    3.8
 Below Investment grade:
  Available-for-sale      BB           79.2       81.8    1.9           65.5       68.5    1.6
                                   -----------------------------------------------------------
   Total corporate
    securities                      1,659.9    1,707.7   40.4        1,714.6    1,781.0   42.2
                                   -----------------------------------------------------------
Mortgage-backed
securities:
 Investment grade:
  Available-for-sale     AAA          553.1      553.6   13.1          601.6      601.6   14.3

  Held-to-maturity       AAA           92.1       92.1    2.2          104.3      104.3    2.5
 Below Investment grade:
  Available-for-sale                                                     1.9        1.9
                                   -----------------------------------------------------------
   Total mortgage-backed
    securities                        645.2      645.7   15.3          707.8      707.8   16.8
                                   -----------------------------------------------------------

Total fixed income
 securities                         3,734.6    3,803.0   90.0        3,717.9    3,792.1   89.8
Equity securities*                    188.6      404.4    9.6          144.2      375.1    8.9
Cash and cash
 equivalents                           18.6       18.6    0.4           54.5       54.5    1.3
                                   -----------------------------------------------------------
  Total investment
   securities, cash
   and cash equivalents            $3,941.8   $4,226.9  100.0       $3,916.6   $4,221.7  100.0
                                   ===========================================================

* Included in equity securities as of September 30, 2006 are common stock with a cost of $126.7 and carrying value of $341.7 and preferred stock with a cost of $61.9 and carrying value of $62.7. Included in equity securities as of December 31, 2005 are common stock with a cost of $97.3 and carrying value of $327.9 and preferred stock with a cost of $46.9 and carrying value of $47.2.

The fixed income portfolio is allocated between investment grade and below investment grade securities as follows:

                                   September 30, 2006                December 31, 2005
                                   ------------------                -----------------
                              Amortized   Carrying    % of     Amortized   Carrying    % of
                                   Cost      Value   Fixed          Cost      Value   Fixed
                              -------------------------------------------------------------
Total investment grade         $3,655.4   $3,722.1    97.9      $3,650.5   $3,721.7    98.1
Total below investment grade       79.2       81.8     2.1          67.4       70.4     1.9

The fixed income portfolio is allocated between available-for-sale and held-to-maturity securities as follows:

Total available-for-sale
 fixed incme securities        $3,483.9   $3,553.2    93.4      $3,453.5   $3,527.7    93.0
Total held-to-maturity
 fixed income securities          250.7      250.7     6.6         264.4      264.4     7.0

The excess of carrying value over cost was $285.1 at September 30, 2006 compared with $305.1 at December 31, 2005. The decrease in unrealized gains in 2006 was attributable to declining market values of fixed income securities as a result of an increase in interest rates and the sale of certain highly appreciated equity securities.

The consolidated fixed income portfolio, including short-term securities, has an intermediate duration and a laddered maturity structure. The duration of the fixed maturity portfolio was approximately 5.0 and 5.2 years at September 30, 2006 and December 31, 2005, respectively. The Consolidated Corporation remains fully invested and does not time markets.

Fixed income securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by Standard and Poor's (S&P) and Moody's Investor Service (Moody's). When a security is not rated by either S&P or Moody's, the classification is based on other rating services, including the Securities Valuation Office of the National Association of Insurance Commissioners. The market value of available-for-sale split-rated fixed income securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $14.2 and $35.2 at September 30, 2006 and December 31, 2005, respectively.

Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at September 30, 2006 and December 31, 2005:

                         Amortized         Fair       Unrealized
                              Cost        Value             Loss
--------------------------------------------------------------------
September 30, 2006           $20.2        $19.7           $(0.5)
December 31, 2005             13.6         13.2            (0.4)

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of September 30, 2006, the equity portfolio consisted of stocks in a total of 78 separate entities covering all ten major S&P industry sectors. Of this total, 20.0% was invested in five companies and the largest single position was 4.4% of the equity portfolio. At December 31, 2005, the equity portfolio consisted of stocks in 60 separate entities in ten different industries. Of this total, 24.2% were invested in five companies and the largest single position was 5.4% of the equity portfolio.

The investment portfolio also includes securities that do not have a readily available market price such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at September 30, 2006 was $259.3 compared to $285.3 at December 31, 2005.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $3.0 billion and $2.9 billion at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the loss reserves by operating segment were as follows: $1,882.6 Commercial Lines, $717.6 Specialty Lines and $378.5 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $649.7 and $684.6 at September 30, 2006 and December 31, 2005, respectively.

The Group conducts a quarterly review of loss reserves using the methods described in its Annual Report on Form 10-K for the year ended December 31, 2005 and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at September 30, 2006 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

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

Loss and LAE Reserves as of September 30, 2006 and December 31, 2005:


September 30, 2006
------------------
                                            Gross                    Total    Total
Operating Segment              Case     IBNR      LAE     Total      Ceded     Net
------------------------------------------------------------------------------------
 Commercial Lines           $  743.1  $  778.7  $360.8  $1,882.6    $173.6  $1,709.0
  Workers' compensation        410.1     346.0    70.8     826.9     141.0     685.9
  Commercial auto              111.2     107.6    44.0     262.8       7.2     255.6
  General liability             64.8     120.2    94.4     279.4       4.9     274.5
  CMP, fire & inland marine    157.0     204.9   151.6     513.5      20.5     493.0

 Specialty Lines               133.4     489.0    95.2     717.6     408.1     309.5
  Commercial umbrella          121.8     488.5    89.5     699.8     402.2     297.6
  Fidelity & surety             11.6       0.5     5.7      17.8       5.9      11.9

 Personal Lines                195.8     119.1    63.6     378.5      68.0     310.5
  Personal auto & umbrella     165.3      83.3    47.0     295.6      67.3     228.3
  Personal property             30.5      35.8    16.6      82.9       0.7      82.2

 Total All Lines            $1,072.3  $1,386.8  $519.6  $2,978.7    $649.7  $2,329.0
------------------------------------------------------------------------------------


December 30, 2006
------------------
                                            Gross                    Total    Total
Operating Segment              Case     IBNR      LAE     Total      Ceded     Net
------------------------------------------------------------------------------------
 Commercial Lines           $  700.9  $  762.2  $351.5  $1,814.6    $165.4  $1,649.2
  Workers' compensation        387.1     344.0    69.2     800.3     131.4     668.9
  Commercial auto              103.2     109.7    44.6     257.5       6.0     251.5
  General liability             59.4     117.3    92.6     269.3       5.2     264.1
  CMP, fire & inland marine    151.2     191.2   145.1     487.5      22.8     464.7

 Specialty Lines               134.8     516.2    92.9     743.9     454.1     289.8
  Commercial umbrella          116.4     516.1    85.9     718.4     442.4     276.0
  Fidelity & surety             18.4       0.1     7.0      25.5      11.7      13.8

 Personal Lines                194.8     126.1    67.4     388.3      65.1     332.2
  Personal auto & umbrella     164.1      91.3    50.6     306.0      64.1     241.9
  Personal property             30.7      34.8    16.8      82.3       1.0      81.3

 Total All Lines            $1,030.5  $1,404.5  $511.8  $2,946.8    $684.6  $2,262.2
------------------------------------------------------------------------------------

Reserve variability and uncertainty
-----------------------------------
There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events.

To illustrate the uncertainty by operating segment, the table presented in the All Lines discussion of this MD&A on page 22 provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the three-months ended September 30, 2006 and 2005, and year ended December 31, 2005. This table illustrates the variability of reserves between operating segments, and from period to period. Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in the nine months ended September 30, 2006, the workers' compensation product line had adverse development of $16.8 while the commercial auto product line had favorable development of $16.6.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,       Year
                                 2006      2005        2006      2005       2005
                                 ----      ----        ----      ----       ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2005             $ (5.3)    $  -       $ (9.8)   $   -       $   -
Accident Year 2004               (2.3)     (3.2)      (15.4)    (19.1)      (30.8)
Accident Year 2003 and Prior     (6.1)      6.3       (12.2)     15.5        10.7
                               -------    ------     -------   -------     -------
 Total Prior Accident Years'
  Development                  $(13.7)    $ 3.1      $(37.4)   $ (3.6)     $(20.1)
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

Cash Flow

Net cash provided by operations was $85.7 for the first nine months of 2006, compared with $205.9 for the same period in 2005. The decline in cash provided by operations is primarily the result of increased income tax payments, incentive plan payments, contributions to the Company's retirement plan and the purchase of company owned life insurance to help offset the increase in future benefit costs. The decline in net cash used in investing of $38.4, compared with $233.7 during the first nine months of 2005 primarily relates to a reduction in the cash generated by operations, as discussed above. Cash used by financing operations was $83.2 in the first nine months of 2006, compared with $170.6 in the first nine months of 2005. The reinstatement of the shareholder dividend and the repurchase of the Corporation's common stock contributed to the cash used in financing activities during 2006. See Part II, Item 2, for additional information regarding the share repurchase program. For the same period in 2005, cash used in financing activities was attributed to the repurchase and redemption of the Corporation's Convertible Notes. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q.

At September 30, 2006, the Corporation had cash and marketable securities, totaling $297.0, which compared to $253.2 at December 31, 2005. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2006, dividend payments from the Company to the Corporation are limited to approximately $415.0 without prior approval from the Ohio Department of Insurance. During the first nine months of 2006, the Company paid dividends of $125.0 to the Corporation resulting in a dividend payment limitation of $290.0 for the remainder of 2006.

Book Value Per Share

At September 30, 2006, the book value per share of the Consolidated Corporation increased $1.60 per share from $22.54 per share to $24.14 per share when compared to book value at December 31, 2005. This increase is principally the result of improved profitability offset by declines in unrealized gains and the affects of the share repurchase and dividend programs. At September 30, 2006 and December 31, 2005 there were 61,204,073 and 63,281,136 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2005 to September 30, 2006.


December 31, 2005                             $22.54
Activity year-to-date September 2006:
  Net income                                    2.26
  Change in unrealized gains                   (0.21)
  Impact of share repurchase program           (0.20)
  Dividend to shareholders                     (0.27)
  Other                                         0.02
                                              -------
September 30, 2006                            $24.14
                                              =======

Rating Agencies

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. On September 18, 2006, Fitch announced that it upgraded the senior unsecured debt rating of Ohio Casualty to

BBB and the insurance financial strength rating of its operating subsidiaries to A. At this time, the rating outlook was changed from positive to stable. Following are the Consolidated Corporation's current ratings and rating outlooks.


                                    A.M. Best   Fitch    Moody's    S&P
                                    ---------   -----    -------    ---
Financial strength rating (Group)   A-          A        A3         A-
Senior unsecured debt rating
  (Corporation)                     bbb-        BBB      Baa3       BBB-
Rating outlook                      Positive    Stable   Positive   Stable

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

PART II  Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, the Corporation completed the share repurchase program which was authorized by the Corporation's Board of Directors in the third quarter of 2005. In September 2006, the Board of Directors approved another share purchase program with authorization to repurchase up to $100.0 of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. As of October 31, 2006, the Corporation has repurchased 227,200 shares under the new program at an average cost of $27.19. The table below summarizes the status of share repurchases during the third quarter ended September 30, 2006 under the previously authorized program.


                    ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------
                                                    (c) Total       (d) Maximum
                                                      Number         Number of
                                                    of Shares       Shares that
                                                   Purchased as      May Yet Be
                        (a) Total                Part of Publicly    Purchased
                        Number of   (b) Average      Announced       Under the
                          Shares     Price Paid      Plans or         Plans or
Period                  Purchased    per Share       Programs         Programs
-------------------------------------------------------------------------------
July 1 - 31, 2006         78,000       $25.96          78,000          171,186
August 1 - 31, 2006      171,186        25.83         171,186                -
September 1 - 30, 2006         -          -                 -                -
                         -------                      -------
Total                    249,186       $25.87         249,186                -



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




                                        OHIO CASUALTY CORPORATION
                                        -------------------------
                                               (Registrant)






November 1, 2006                        /s/Michael A. Winner
                                        -----------------------------------
                                        Michael A. Winner, Executive Vice
                                         President and Chief Financial Officer