Form 10-K
period 2006-12-31
OHIO CASUALTY CORP
filed 2007-02-27
CIK 73952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-05544
OHIO CASUALTY CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0783294 (I.R.S. Employer Identification No.)

9450 Seward Road, Fairfield, Ohio (Address of principal executive offices)	45014 (Zip Code)
(513) 603-2400
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, Par Value $.125 Each
(Title of Class)
Common Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The aggregate market value as of June 30, 2006 of the voting stock held by non-affiliates of the registrant was $1,759,243,198 determined by multiplying the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.
     On February 26, 2007 there were 59,901,139 common shares outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2007, are herein incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	30
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Consolidated Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	64

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions, and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65

PART IV

Item 15.	Exhibits, Financial Statement Schedules	66

Signatures		92

Index to Exhibits
Exhibit 4f.2	Tri-Party Agreement dated as of October 24, 2006, by and among Ohio Casualty Corporation, Citibank, N.A., and U.S. Bank Trust National Association
Exhibit 10.7	Stock Option Agreement for Directors’ year 2000 grant
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm to incorporation of their opinion by reference in Registration Statements on Form S-3 and Form S-8
Exhibit 31.1	Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)–14(a)/15(d)–14(a)
Exhibit 31.2	Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)
Exhibit 32.1	Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002
EX-4F.2
EX-10.7
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Business
(a) General Development of Business
Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that comprise the Ohio Casualty Group (the Group), collectively the “Consolidated Corporation”, whose primary products consist of insurance for personal auto, homeowners, commercial property, commercial auto, workers’ compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 29.3% of its 2006 net premiums written generated in the states of New Jersey (11.0%), Pennsylvania (9.8%) and Kentucky (8.5%). The Group consists of:
•	The Company;
•	West American Insurance Company (West American);
•	Ohio Security Insurance Company (Ohio Security);
•	American Fire and Casualty Company (American Fire);
•	Avomark Insurance Company (Avomark); and
•	Ohio Casualty of New Jersey, Inc. (OCNJ).
On December 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the commercial lines division of the Great American Insurance Company (GAI) and certain of its affiliates. The major lines of business included in the acquisition were workers’ compensation, commercial multi-peril, umbrella, general liability and commercial auto.
During the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligation to renew private passenger auto business in New Jersey. This transaction effectively exited the Group from the New Jersey private passenger auto market beginning in March of 2002. For further discussion on this transaction, see Item 15, Note 7 – Other Contingencies and Commitments, in the Notes to the Consolidated Financial Statements on pages 83 and 84 of this Annual Report on Form 10-K.
The Consolidated Corporation continually evaluates the competitive environment within the insurance industry. Most high performing insurance companies, including a number of peer companies, have achieved combined ratios in the low 80% to mid-90% range. Also, the surplus positions of many of these companies have strengthened, and investment income has grown with increasing yields on new investments. In addition, the industry saw increased price competition in 2006 and 2005 in most insurance product lines. Recognizing that improved industry results may mean further price competition, the Consolidated Corporation has taken steps in 2006 to maintain strong profitability through disciplined underwriting and pricing and expense management initiatives.
In November 2006, the Corporation announced its updated Corporate Strategic Plan for the 2007-2009 timeframe, “Building A Marketing Culture.” The growth plan includes three strategic initiatives to accelerate profitable top line growth which include product development, distribution management and agent-centric or value added services. The Corporation’s vision is to be the company that agencies trust with their best business, that policyholders trust for their protection and that associates respect based on performance and ethical conduct. The vision will be accomplished by collaborating strategically with growth-oriented agencies by offering differentiated products and comprehensive value-added services.
(b) Financial Information About Segments
The revenues and operating profit of each reportable segment for the three years ended December 31, 2006, 2005 and 2004 are set forth in Item 15, Note 12 — Segment Information, in the Notes to the Consolidated Financial Statements on pages 86 and 87 of this Annual Report on Form 10-K. The combined ratios and component ratios for each reportable segment for the three years ended December 31, 2006, 2005 and 2004 are presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on pages 37-40 of this Annual Report on Form 10-K.

Item 1. Continued
(c) Narrative Description of Business
Segment Description
     Commercial Lines Segment
The Group’s Commercial Lines segment accounted for 58.7%, 56.8% and 57.0% of net premiums written in 2006, 2005 and 2004, respectively, consisting of the following product lines:

(in millions)	2006	2005	2004

Workers’ compensation	$137.5	$138.6	$132.9
Commercial automobile	223.4	227.7	233.5
General liability	101.1	95.7	89.5
CMP, fire and inland marine	367.7	361.5	372.3

Total Commercial Lines	$829.7	$823.5	$828.2

These product lines include:
•	Workers’ compensation insurance — insures employers for their obligations to provide workers’ compensation benefits as required by applicable statutes, including medical payments, rehabilitation costs, lost wages, and disability and death benefits. These policies also provide coverage to employers for their liability exposures under the common law;
•	Commercial automobile insurance — insures policyholders against first and third party liability related to the ownership and operation of motor vehicles used in the course of business and property damage to insured vehicles. These policies may provide uninsured motorist coverage, which provides coverage to insureds and their employees for bodily injury and property damage caused by an uninsured party;
•	General liability insurance — insures policyholders against third party liability for bodily injury and property damage, including liability for products sold and covers the cost of the defense of claims alleging such damages; and
•	Commercial multi-peril insurance (CMP) fire and inland marine — insures a business against risks from property, liability, crime and boiler and machinery explosion losses.
     Specialty Lines Segment
The Group’s Specialty Lines segment accounted for 10.3%, 10.4% and 9.3% of net premiums written in 2006, 2005 and 2004, respectively, consisting of the following product lines:

(in millions)	2006	2005	2004

Commercial umbrella/other	$85.6	$97.2	$87.1
Fidelity and surety	59.7	53.2	48.4

Total Specialty Lines	$145.3	$150.4	$135.5

These product lines include:
•	Commercial umbrella — indemnifies policyholders for liability and defense costs which exceed coverage provided by the underlying primary policies, typically commercial automobile and general liability policies, and provides coverage for some items not covered by underlying policies;
•	Fidelity and surety — insures against dishonest acts of bonded employees and the non-performance of parties under contracts, respectively.
     Personal Lines Segment
The Group’s Personal Lines segment accounted for the remaining 31.0%, 32.8% and 33.7% of net premiums written in 2006, 2005 and 2004, respectively, consisting of the following product lines:

Item 1. Continued

(in millions)	2006	2005	2004

Personal auto including personal umbrella	$259.6	$283.7	$294.1
Personal property	177.6	191.8	196.1

Total Personal Lines	$437.2	$475.5	$490.2

These product lines include personal automobile and homeowners insurance sold to individuals and provide property and liability coverage.
Marketing and Distribution
The Group is represented by approximately 3,350 independent insurance agencies (for this purpose considered the Group’s Agency Force) with approximately 5,700 agency locations, each containing at least one licensed agent of the Group. These agents also represent other unaffiliated companies which may compete with the Group. In addition to its home office facility, the Group operates in multiple claim, underwriting, bond and service offices to assist these independent agents in producing and servicing the Group’s business.
Certain agencies that meet established profitability and production targets are eligible for “key producer” status. At December 31, 2006, these agencies represented 16.4% of the Group’s total Agency Force and wrote 48.5% of its book of business. The policies placed by key agents have consistently produced a lower loss ratio for the Group than policies placed by other agents.
The Commercial Lines customer group, categorized by commercial liability coverage premium volume, included approximately 51% contractors/artisans, 18% mercantile, 19% service, 7% manufacturers and 5% other. The Group targets small and medium-sized commercial accounts that range in size, with average premium of $5 thousand — $7 thousand. The Group believes this small to medium size business customer group offers an opportunity to achieve superior underwriting results through development and maintenance of strong agent and customer relationships and application of the Group’s underwriting, loss control, pricing and claims expertise.
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
Competition
The property and casualty insurance industry is highly competitive. The Group competes on the basis of service, price and coverage. According to A.M. Best, based on net insurance premiums written in 2005, the latest year for which industry-wide comparison statistics are available:
•	more than $437 billion of net premiums were written by property and casualty insurance companies in the United States and no one company or company group had a market share greater than approximately 10.9%; and
•	the Group ranked as the fiftieth largest property and casualty insurance group in the United States.

Item 1. Continued
Regulation
     State Regulation
The Corporation’s insurance subsidiaries are subject to regulation and supervision in the states in which they are domiciled and in which they are licensed to transact business. The Company, American Fire, Ohio Security and OCNJ are all domiciled in Ohio. West American and Avomark are domiciled in Indiana. Collectively, the Corporation’s subsidiaries are licensed to transact business in 49 states and the District of Columbia, actively writing in approximately 40 states. Although the federal government does not directly regulate the insurance industry, federal initiatives can impact the industry.
The authority of state insurance departments extends to various matters, including:
•	the establishment of standards of solvency, which must be met and maintained by insurers;
•	the licensing of insurers and agents;
•	the imposition of restrictions on investments;
•	approval and regulation of premium rates and policy forms for property and casualty insurance;
•	the payment of dividends and distributions;
•	the provisions which insurers must make for current losses and future liabilities; and
•	the deposit of securities for the benefit of policyholders.
State insurance departments also conduct periodic examinations of the financial and business affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Regulatory agencies require that premium rates not be excessive, inadequate or unfairly discriminatory. In general, the Corporation’s insurance subsidiaries must file all rates for personal and commercial insurance with the insurance department of each state in which they operate.
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
These state laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of other material transfers of assets within the holding company structure. Under applicable provisions of Indiana and Ohio insurance statutes, the states in which the members of the Group are domiciled, a person would not be permitted to acquire direct or indirect control of the Corporation or any of its insurance subsidiaries, unless that person had obtained prior approval of the Indiana Insurance Commissioner and the Ohio Superintendent of Insurance. For the purposes of Indiana and Ohio insurance laws, any person acquiring more than 10% of the voting securities of a company is presumed to have acquired “control” of that company.
     National Association of Insurance Commissioners (NAIC)
The Corporation’s insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial condition and operations of insurance companies, including the Insurance Regulating Information System.
NAIC model laws and rules are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments. Ohio and Indiana are accredited.

Item 1. Continued
The NAIC has developed a “Risk-Based Capital” model for property and casualty insurers. The model is used to establish standards, which relate insurance company statutory surplus to risks of operations and assist regulators in determining solvency requirements. The standards are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Risk-Based Capital model measures the following four major areas of risk to which property and casualty insurers are exposed:
•	asset and liability risk;
•	credit risk;
•	underwriting risk; and
•	off-balance sheet risk.
The Risk-Based Capital model law requires the calculation of a ratio of total adjusted capital to Authorized Control Level (ACL) risk-based capital. Based upon the unaudited 2006 statutory financial statements, all insurance companies in the Group significantly exceeded 200% of the ACL, which represents the level below which there could be regulatory intervention and corrective action.
     Regulations on Dividends
The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet or fund operating expenses, debt obligations, common stock repurchases and shareholder dividend payments. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. This regulation allows dividends to equal the greater of (1) 10% of policyholders’ surplus or (2) 100% of the insurer’s net income, each determined as of the preceding year end, without prior approval of the insurance department.
Dividend payments to the Corporation from the Company are limited to approximately $206.0 million during 2007 without prior approval of the Ohio insurance department based on 100% of the Company’s net income for the year ending December 31, 2006. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum risk-based capital requirements in the Corporation’s revolving credit agreement as disclosed in Item 15, Note 15 - Debt, in the Notes to the Consolidated Financial Statements on pages 87 and 88 of this Annual Report on Form 10-K.
Pooling Agreement
All of the Company’s insurance subsidiaries, except OCNJ, have entered into an intercompany reinsurance pooling agreement with the Company. As of January 1, 2005, the Company, the lead company of the pool, assumes and retains 100% of the pool’s underwriting experience. There are no retrocessions to the Company’s insurance subsidiaries.
Prior to January 1, 2005, under the terms of the previous intercompany reinsurance pooling agreement, all of the participants’ outstanding underwriting liabilities as of January 1, 1984, and all subsequent insurance transactions were pooled. The participating insurance subsidiaries shared in underwriting activity in 2004 based on the following percentages:

Insurance Subsidiary	Percentage of Losses
The Company	46.75%
West American	46.75
American Fire	5.00
Ohio Security	1.00
Avomark	0.50

Item 1. Continued
Investments
The distribution of the Consolidated Corporation’s invested assets is determined by a number of factors, including:
•	rates of return;
•	investment risks;
•	insurance law requirements;
•	diversification;
•	liquidity needs;
•	tax planning;
•	general market conditions; and
•	business mix and liability payout patterns.
Periodically, the investment portfolios are reallocated subject to the parameters set by management, under the direction of the Finance Committee of the Board of Directors. Management evaluates the investment portfolio on a regular basis to determine the optimal investment strategy based upon the factors mentioned above.
Assets relating to property and casualty insurance operations are invested to maximize after-tax returns with appropriate diversification of risk. As a result of improved underwriting profitability, the Consolidated Corporation began to increase funds invested in tax-exempt securities which resulted in enhanced after-tax investment income yields due to the tax-exempt status of the securities.
Equity and available-for-sale fixed income securities are marked to fair value on the consolidated balance sheets. As a result, shareholders’ equity fluctuates with changes in the value of these portfolios. The effect of future market volatility is managed through investment diversification, credit and asset duration management and by maintaining an appropriate ratio of equity securities to shareholders’ equity and statutory surplus.
See further detailed information and discussion on the results of operations and liquidity of the Consolidated Corporation’s investment portfolio in the “Investment Results” section on pages 41-45 and the “Investment Portfolio” section on pages 60-62 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Annual Report on Form 10-K.
Liabilities for Unpaid Losses and Loss Adjustment Expenses
Liabilities for losses and loss adjustment expenses (LAE) are established for the estimated ultimate cost of settling claims for an insured event, both reported claims and incurred but not reported claims, based on information known as of the evaluation date. The estimated liabilities include the direct cost of the loss under terms of insurance policies, as well as legal fees and general expenses of administering the claims adjustment process. Because of the inherent future uncertainties in estimating ultimate costs of settling claims, actual losses and LAE may deviate substantially from the amounts recorded in the Consolidated Corporation’s financial statements. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be accurately predicted since conditions, events and trends which led to historical loss and LAE development and which serve as the basis for estimating ultimate claims cost may not occur in the future in exactly the same manner, if at all. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of increasing or decreasing net income at the time of the adjustments. The effect of these adjustments may have a material adverse impact on the results of operations of the Group.

Item 1. Continued
The following tables present an analysis of losses and LAE and related liabilities for the periods indicated. The first table represents the impact of loss and LAE activity for current and prior accident year claims on calendar year incurred and paid losses and LAE. The second table displays the development of losses and LAE liabilities as of successive year-end evaluations for each of the past ten years.
Reconciliation of Liabilities for Losses and Loss Adjustment Expenses
(in millions)

	2006	2005	2004
Net liabilities, balance as of January 1	$2,262.2	$2,186.1	$2,131.3
Incurred related to:
Current year	945.7	927.4	958.1
Prior years	(52.2)	(20.1)	(21.8)

Total incurred	893.5	907.3	936.3

Paid related to:
Current year	339.8	327.9	354.1
Prior years	489.3	503.3	527.4

Total paid	829.1	831.2	881.5

Net liabilities, balance as of December 31	2,326.6	2,262.2	2,186.1
Reinsurance recoverable	585.7	684.6	570.3

Gross liabilities, balance as of December 31	$2,912.3	$2,946.8	$2,756.4

The accounting policies used to estimate liabilities for losses and LAE are considered critical accounting policies and are further discussed in the “Reserves for Losses and LAE Adjustment Expenses” sub-section in the “Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on pages 48-56 in this Annual Report on Form 10-K. In addition loss and LAE liabilities are further discussed in Note 1J - Summary of Significant Accounting Policies and Note 8 — Losses and Loss Reserves, in the Notes to the Consolidated Financial Statements on page 72 and pages 84 and 85 of this Annual Report on Form 10-K.

Item 1. Continued
Analysis of Development of Loss and Loss Adjustment Expense Liabilities
(In millions)

Year Ended December 31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net liability as originally estimated:	$1,486.6	$1,421.8	$1,865.6	$1,823.3	$1,907.3	$1,982.0	$2,079.3	$2,131.3	$2,186.1	$2,262.2	$2,326.6

Life Operations Liability	3.7	0.1	0.1	—	—	—	—	—	—	—	—

P&C Operations Liability	$1,482.9	$1,421.7	$1,865.5	$1,823.3	$1,907.3	$1,982.0	$2,079.3	$2,131.3	$2,186.1	$2,262.2	$2,326.6

Net cumulative payments as of:
One year later	483.6	449.8	640.2	614.0	609.1	608.9	586.7	527.4	503.3	489.3
Two years later	747.4	751.2	999.1	960.5	1,002.7	1,015.2	951.5	865.8	837.0
Three years later	950.1	919.3	1,223.3	1,226.2	1,290.4	1,281.9	1,212.9	1,111.3
Four years later	1,058.3	1,016.9	1,385.2	1,399.5	1,465.9	1,457.6	1,382.7
Five years later	1,121.3	1,088.8	1,485.7	1,504.1	1,584.1	1,576.0
Six years later	1,171.2	1,137.6	1,548.2	1,578.6	1,669.1
Seven years later	1,207.0	1,171.3	1,601.1	1,641.1
Eight years later	1,233.5	1,205.2	1,646.9
Nine years later	1,263.1	1,228.9
Ten years later	1,284.1

Gross cumulative payments as of:
One year later	498.3	469.9	654.2	636.5	647.1	636.8	674.9	609.9	578.4	576.3
Two years later	781.9	775.4	1,022.2	1,007.1	1,060.6	1,122.7	1,111.6	1,012.1	994.4
Three years later	983.4	950.4	1,261.1	1,281.4	1,404.5	1,455.5	1,427.0	1,325.7
Four years later	1,098.7	1,057.5	1,426.5	1,492.0	1,620.5	1,659.0	1,637.0
Five years later	1,171.2	1,131.5	1,532.4	1,616.7	1,763.7	1,806.8
Six years later	1,223.2	1,187.0	1,601.0	1,706.8	1,874.3
Seven years later	1,265.3	1,226.7	1,666.6	1,787.7
Eight years later	1,297.2	1,272.0	1,725.0
Nine years later	1,338.3	1,307.2
Ten years later	1,370.8

Item 1. Continued
Analysis of Development of Loss and Loss Adjustment Expense Liabilities (continued)
(In millions)

Year Ended December 31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net liability re-estimated as of:

One year later	1,428.0	1,355.6	1,888.4	1,880.2	1,965.8	2,066.4	2,113.3	2,109.5	2,166.0	2,210.0
Two years later	1,403.1	1,386.4	1,885.2	1,907.6	2,066.1	2,139.5	2,128.5	2,120.2	2,135.0
Three years later	1,439.0	1,400.7	1,901.8	1,997.6	2,131.1	2,165.1	2,171.1	2,114.5
Four years later	1,456.9	1,392.0	1,975.8	2,032.9	2,157.5	2,235.9	2,189.7
Five years later	1,448.0	1,441.7	1,993.4	2,058.9	2,236.0	2,263.1
Six years later	1,489.8	1,459.7	2,018.0	2,128.3	2,265.3
Seven years later	1,504.2	1,469.1	2,073.5	2,152.6
Eight years later	1,510.7	1,502.6	2,092.0
Nine years later	1,543.1	1,500.3
Ten years later	1,540.1

Decrease (increase) in original estimates:	$(57.2)	$(78.6)	$(226.4)	$(329.2)	$(358.0)	$(281.1)	$(110.5)	$16.8	$51.1	$52.2

Net liability as originally estimated:	$1,482.9	$1,421.7	$1,865.5	$1,823.3	$1,907.3	$1,982.0	$2,079.3	$2,131.3	$2,186.1	$2,262.2	$2,326.6

Net Liability Percent (deficient) / redundant:	-3.9%	-5.5%	-12.1%	-18.1%	-18.8%	-14.2%	-5.3%	0.8%	2.3%	2.3%

Reinsurance recoverable on unpaid losses and LAE	64.7	60.0	80.2	85.1	96.2	168.7	354.4	496.5	570.3	684.6	585.7

Gross liability as originally estimated:	$1,556.7	$1,483.8	$1,956.9	$1,908.5	$2,003.5	$2,150.7	$2,433.6	$2,627.9	$2,756.4	$2,946.8	$2,912.3

Life Operations Liability	9.1	2.2	11.2	—	—	—	—	—	—	—

P&C Operations Liability	1,547.6	1,481.7	1,945.8	1,908.5	2,003.5	2,150.7	2,433.6	2,627.9	2,756.4	2,946.8	2,912.3

One year later	1,496.1	1,447.0	1,972.9	1,981.1	2,129.9	2,346.9	2,558.2	2,615.5	2,836.1	2,834.3
Two years later	1,507.4	1,477.9	1,975.7	2,041.7	2,310.6	2,502.4	2,576.1	2,724.9	2,756.6
Three years later	1,537.4	1,495.8	2,006.1	2,189.9	2,432.4	2,536.2	2,717.7	2,702.6
Four years later	1,559.5	1,495.6	2,114.3	2,261.6	2,465.3	2,700.8	2,747.5
Five years later	1,558.2	1,571.1	2,155.4	2,291.8	2,632.0	2,743.8
Six years later	1,623.2	1,618.8	2,175.4	2,425.1	2,690.3
Seven years later	1,667.9	1,624.6	2,287.3	2,471.6
Eight years later	1,672.6	1,710.9	2,324.3
Nine years later	1,755.7	1,726.1
Ten years later	1,770.9

Decrease (increase) in original estimates:	(223.3)	(244.4)	(378.5)	(563.2)	(686.8)	(593.0)	(313.8)	(74.8)	(0.3)	112.5

Gross liability as originally estimated:	$1,556.7	$1,483.8	$1,956.9	$1,908.5	$2,003.5	$2,150.7	$2,433.6	$2,627.9	$2,756.4	$2,946.8	$2,912.3
Gross Liability Percent (deficient) / redundant:	-14.3%	-16.5%	-19.3%	-29.5%	-34.3%	-27.6%	-12.9%	-2.8%	0.0%	3.8%

Item 1. Continued
Reinsurance
Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to protect against large or catastrophic losses. Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer’s financial health and claims settlement performance because reinsurance protection is an important component of the Consolidated Corporation’s financial plan. There are several programs that provide reinsurance coverage and the programs in effect for 2006 are discussed in the “Reinsurance Programs” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 59 and 60 of this Annual Report on Form 10-K. Additionally, reinsurance is further discussed in Item 7, “Critical Accounting Policies” section on page 45 and 46 and Item 15, Note 1K — Summary of Significant Accounting Policies on page 72 and Note 6 - Reinsurance, in the Notes to the Consolidated Financial Statements on page 82 and 83 of this Annual Report on Form 10-K.
Seasonality
The Group’s insurance business experiences modest seasonality with regard to premiums written, which are usually highest in January and July and lowest during the fourth quarter. Although written premium experiences modest seasonality, premiums are earned ratably over the period of coverage. Losses and LAE incurred tend to remain consistent throughout the year, unless a catastrophe occurs. Catastrophes can occur at any time during the year from weather-related events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.
Employees
At December 31, 2006, the Company had 2,114 employees of which approximately 1,300 were located in the Fairfield and Hamilton, Ohio offices.
(d) Financial Information about Geographic Areas
The Group’s business is geographically concentrated in the Mid-Atlantic and Mid-West regions. The following table shows consolidated direct premiums written for the Group’s ten largest states for the last three years:
Ten Largest States
Direct Premiums Written
($ in millions)

		Percent			Percent			Percent
	2006	of Total		2005	of Total		2004	of Total
New Jersey	$148.4	10.1	New Jersey	$156.0	10.4	New Jersey	$168.5	10.7
Pennsylvania	143.0	9.7	Pennsylvania	139.2	9.3	Pennsylvania	139.6	8.8
Kentucky	123.4	8.4	Kentucky	128.1	8.5	Ohio	135.7	8.6
Ohio	116.9	7.9	Ohio	127.8	8.5	Kentucky	131.5	8.3
North Carolina	73.0	5.0	North Carolina	74.8	5.0	Illinois	75.6	4.8
Maryland	71.0	4.8	Maryland	73.8	4.9	North Carolina	75.5	4.8
Texas	67.7	4.6	Illinois	68.8	4.6	Maryland	73.2	4.6
Illinois	62.3	4.2	Texas	64.5	4.3	Texas	70.2	4.4
Oklahoma	53.6	3.6	Oklahoma	54.5	3.6	Indiana	56.6	3.6
Washington	46.8	3.2	Indiana	48.3	3.2	New York	54.9	3.5

	$906.1	61.5		$935.8	62.3		$981.3	62.1

New Jersey remains the Group’s largest state, with 10.1% of the total direct premiums written during 2006, even after the Group ceased writing in the New Jersey private passenger auto and personal umbrella markets in early 2002. The Group continues to underwrite other product lines in the New Jersey market. No other state exceeds 10.0% of the Group’s consolidated direct premiums written.

Item 1. Continued
(e) Available Information
The Corporation’s internet website is www.ocas.com. The Corporation provides a hyperlink to the website of the Securities and Exchange Commission (SEC), www.sec.gov, where the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (SEC Reports) are available as soon as reasonably practicable after the Corporation has electronically filed or furnished them to the SEC. The information contained on the Corporation’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report except as stated in Part III, Item 10.
Item 1A. Risk Factors
Risks Relating to the Property and Casualty insurance industry
•	Insurance companies are subject to extensive governmental regulation, including minimum capital and surplus requirements, that could result in increased costs or decreased premium if companies fail to meet these regulations
Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Regulation is generally designed to protect the interests of policyholders, shareholders and non-policyholder creditors. Examples of governmental regulation that have adversely affected the operations of our insurance subsidiaries include:
•	the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile insurance by residents of those states; and

•	requirements that insurance companies pay assessments to support associations that fund state-sponsored insurance operations, or involuntarily issue policies for high-risk automobile drivers.
Regulations that could adversely affect our insurance subsidiaries also include statutory surplus and risk-based capital requirements. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices and procedures, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of insurance written by it could result in increased regulatory scrutiny, action by state regulatory authorities and/or a downgrade by rating agencies.
Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to our insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer’s surplus in relation to statutory requirements.
Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, the Group expects that they will continue to face efforts to regulate their operations. Any one of these efforts could adversely affect the operating results and financial condition of the Group and we may incur significant costs to comply with these regulations.
In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, the Group follows practices based on their interpretations of regulations or practices that they believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If the Group does not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend them from carrying on some or all of their activities or otherwise penalize them. This could adversely affect the Group’s ability to operate their businesses and may result in decreased premium. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect the Group’s ability to operate its’ business.

Item 1A. Continued
•	Insurance companies are subject to the unpredictability of court decisions and regulatory investigations which may lead to fines, settlements, or new regulations and could negatively affect business operations
The financial position of our insurance subsidiaries also may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy. As a result, the full extent of liability under the policy may not be known for many years after a contract is issued. The United States Senate, the Department of Labor, the NAIC, as well as the attorneys general and insurance regulatory officials of various states have and in certain instances are currently investigating the character and extent of certain market practices within the property and casualty insurance industry. These practices include, but may not be limited to, the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which compensation to producers has been disclosed to insureds, the solicitation and provision of fictitious or inflated quotes, the illegal tying of insurance contracts to reinsurance placements and the use of improper inducements to employers. In addition to these government investigations, class action lawsuits relating to these market practices and specific types of illegal activity have been filed against various members of the insurance industry.
•	External factors in the property and casualty insurance industry may negatively affect our business
External factors beyond our control impacting the property and casualty insurance industry in general could cause our results of operations to suffer. Our industry is exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes, explosions, terrorist attacks and riots. The insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation (including increasing medical costs) and increased litigation of claims.
•	New claim coverages and business issues in the property and casualty insurance industry may negatively impact our income
As insurance industry practices and regulatory, judicial, and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge. The issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or by increasing the size of claims. Recent examples of emerging claims and coverage issues include:
•	the use of an applicant’s credit rating as a factor in making risk selection and pricing decisions;

•	recent court decisions in certain Gulf Coastal states interpretating flood damage to be included in homeowner’s policies; and

•	a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices.
The effects of these and other unforeseen emerging claim and coverage issues could negatively impact our revenues or our methods of doing business.
•	The property and casualty insurance business is highly cyclical and intensely competitive
The Group has experienced, and expects to experience in the future, prolonged periods of intense competition during which they are unable to increase prices sufficiently to cover costs. The inability of the Group to compete successfully in the insurance lines in which they participate could adversely affect the Group’s operating results and financial condition.
The Group competes with domestic and foreign insurers, many of which have greater financial resources than the Group. Competition involves many factors, including:
•	the perceived overall financial strength of the insurer;

•	levels of customer service to agents and policyholders, including the speed with which the insurer issues policies and pays claims;

•	differing commission levels to agents depending upon coverage availability and premium levels;

•	terms, conditions and prices of products; and

•	experience in the insurance business.

Item 1A. Continued
A number of new, proposed or potential legislative or industry developments could further increase competition in the property and casualty insurance industry. These developments include:
•	the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to the market, including banks and other financial service companies;

•	the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for excess and surplus lines of business;

•	regulation of the use of credit scoring in the underwriting of insurance policies;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative market types of coverage; and

•	changing practices caused by the Internet, which have led to greater competition in the insurance business and, in some cases, greater expectations for customer service.
New competition as a result of these developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.
The personal automobile and homeowners’ insurance businesses are especially competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national writers and smaller regional companies. Some of our competitors have more capital and greater resources than we have, and may offer a broader range of products and lower prices than we offer. Some of our competitors that are direct writers, as opposed to agency writers as we are, may have certain competitive advantages, including increased name recognition, direct relationships with policyholders rather than with independent agents and, potentially, lower cost structures. All of these factors could potentially negatively impact our revenues.
•	The threat of terrorism, continued military actions and political instability may adversely affect the level of claim losses we incur
As a property and casualty insurer, we may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate.
In addition, on November 26, 2002, Congress enacted the Terrorism Risk Insurance Act of 2002, or TRIA, which requires mandatory offers of terrorism coverage to all commercial policyholders, including workers’ compensation and surety policyholders. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was signed into law, which reauthorizes the TRIA program for two years, while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The 2005 extension excludes coverage on the following lines of business: commercial automobile, burglary and theft, surety, professional liability (other than directors and officers liability) and farm owners multiple perils. TRIA provides that in the event of a terrorist attack on behalf of a foreign interest resulting in insurance industry losses of $50 million or greater occurring after March 31, 2006 and $100 million or greater occurring after January 1, 2007, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible, which is a percentage of that company’s direct earned premiums for the prior year, and this percentage increases in each year covered by the TRIA. The TRIA is currently scheduled to expire on December 31, 2007. In 2006, 2005 and 2004, our deductible totaled $137.0 million, $161.3 million and $104.5 million. Under TRIA, our deductible is calculated as a percentage of our direct earned premium for covered lines of business.
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

Item 1A. Continued
Risk Relating to the Consolidated Corporation
•	Our success depends upon our ability to underwrite risks accurately and to charge adequate rates to policyholders and to settle claims expeditiously and fairly
Our operating performance and financial condition depend on our ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premiums to offset losses, LAE and underwriting expenses and to earn a profit. If we fail to assess accurately the risks that we assume, we may fail to establish adequate premium rates, which could reduce income and have a material adverse effect on our operating results or financial condition.
In order to price accurately, we must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result, to price accurately, is subject to a number of risks and uncertainties, including, without limitation:
•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate in the future as new or improved pricing strategies emerge;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in our claim settlement practices, which can influence the amounts paid on claims;

•	changes in consumer and claimant behavior, which could adversely affect both frequency and severity of claims;

•	changing auto driving patterns, which could adversely affect both frequency and severity of claims;

•	unexpected inflation in the medical sector of the economy, resulting in increased workers’ compensation, bodily injury and personal injury protection claim severity; and

•	unanticipated inflation in auto repair costs, auto parts prices and used car prices, adversely affecting auto physical damage claim severity.
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
•	We may face significant losses from catastrophes and severe weather events
The Group has experienced, and is expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of catastrophic events could have a material adverse effect on the operating results and financial condition of the Group.
Various natural and man-made events can cause catastrophes, including, but not limited to, hurricanes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of the Group are related to homeowners’ and commercial property coverages.

Item 1A. Continued
Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate if:
•	major catastrophic losses exceed our reinsurance limit; or

•	the Group incurs a high frequency of smaller catastrophic loss events which, individually, fall below our retention level; or

•	a reinsurer incurs claims with multiple insurers that may negatively impact surplus and their ability to pay.
Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, from time to time, legislation is passed that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from adopting terrorism exclusions or withdrawing from catastrophe-prone areas. Governmental regulation of this type is discussed above under the risk factors “Risk Factors—Risks Relating to the Property and Casualty Insurance Industry—Insurance companies are subject to extensive governmental regulation and the unpredictability of court decisions” and “Risk Factors—Risks Relating to the Consolidated Corporation—War, Terrorism and Political Instability.”
•	Actual costs incurred on claims may exceed current reserves established for claims
The Group is required to maintain loss reserves to provide for its estimated ultimate liability for losses and LAE with respect to reported and unreported insurance claims incurred as of the end of each accounting period. If these loss reserves prove inadequate, then the Group’s operating results and financial condition will be adversely affected.
Reserves do not represent an exact calculation of liability. Instead, reserves represent estimates, generally involving actuarial projections at a given time, of what the Group expects the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, estimates of future trends in claims severity and frequency, changing judicial theories of liability and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs’ expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. The Group adjusts the reserve estimates regularly as experience develops and further claims are reported and settled.
Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, previously established reserves may prove inadequate in light of actual experience. There are several types of insurance coverage provided by our insurance subsidiaries where the establishment of loss reserves is particularly difficult:
•	umbrella and excess liability losses, which are particularly affected by significant delays in the reporting of claims, relatively large amounts of insurance coverage, unpredictability of court decisions and plaintiffs’ expanded theories of liability;

•	asbestos and environmental losses, which are particularly affected by significant delays in the reporting of claims, unpredictability of court decisions, plaintiffs’ expanded theories of liability, risks of major litigation and legislative developments; and

•	workers’ compensation losses, which are particularly affected by the relatively long period of time to finalize claims and the rising cost of medical benefits on claims providing lifetime coverages.
The Group reflects adjustments to their reserves in the results of operations of the periods in which their estimates are changed. In 2006, 2005 and 2004, the Group reduced reserves by $52.2 million, $20.1 million and $21.8 million for favorable development on prior accident years’ loss and LAE reserves on a GAAP basis, or

Item 1A. Continued
$52.2 million, $21.5 million and $21.7 million on a statutory basis, respectively. For additional discussion on the risk factors inherent in the loss and LAE reserves see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies section on pages 48-56 of this Annual Report on Form 10-K.
•	Reinsurance subjects us to the credit risk of reinsurers and may be inadequate to protect us against losses arising from ceded insurance. Further, reinsurance may not be available at prices we deem reasonable which may limit our ability to write business
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
The Group, except for OCNJ, pool their underwriting results, including reinsurance, which means that their insurance operations are aggregated and then reallocated among the participating insurers pursuant to the allocation percentages outlined in the pooling agreement. Accordingly, if the reinsurance obtained by one of our insurance subsidiaries, or the reinsurance obtained by GAI related to the acquired commercial lines business, proves uncollectible or inadequate, then the operating results and financial condition of the Group will be adversely affected. The reinsurance obtained by GAI relating to the acquired commercial lines business is guaranteed by GAI in the event that the reinsurers are unable to pay.
The Group cannot guarantee that its reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years.
Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, the terrorist attacks of September 11, 2001 and the hurricanes of 2005 had a significant impact on the reinsurance market. Some of the reinsurance contracts of the Group include coverage for acts of terrorism. Instead of being unlimited as in the past, terrorism coverage in contracts entered into since 2004 have been modified to exclude or limit coverage.
If the Group is unable to obtain adequate reinsurance at commercially reasonable rates, then the Group would have to either bear an increased risk in net exposures or reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect upon the business volume and profitability of the Group. For further information on the Consolidated Corporation’s reinsurance programs see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 59 and 60 of this Annual Report on Form 10-K.
•	If the Group is unable to maintain its relationship with its key agencies or is unable to attract additional agencies, our business and results of operations could be adversely impacted
Unlike some of our competitors, we do not distribute our products through agents who sell products exclusively for one insurance company nor do we sell directly to consumers. We distribute our products primarily through a network of independent agents. These agents may sell our competitors’ products and may stop selling our products altogether. Strong competition exists among insurers for agents with demonstrated ability. While we believe that the independent agent distribution system offers service and underwriting advantages, using this system requires us to compete with other insurers for agents, which we do primarily on the basis of our support services, compensation, product features and financial position. In addition, we face continued competition from our competitors’ products within our own distribution channel. Although we have undertaken several initiatives to strengthen our relationships with our independent agents and to make it easier and more attractive for them to sell our products, we cannot provide assurance that these initiatives will be successful.

Item 1A. Continued
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
The Group is represented by approximately 3,350 independent insurance agencies with approximately 5,700 agency locations, each containing at least one licensed agent of the Group. These agencies also represent other unaffiliated companies which may compete with the Group. Our future success will depend, in large part, upon the efforts of our independent agents. Certain agencies that meet established profitability and production targets are eligible for “key producer” status. At December 31, 2006 and 2005, these agencies represented 16.4% and 14.4%, respectively, of the Group’s total Agency Force (as previously defined) and wrote 48.5% and 42.5%, respectively, of its book of business. The policies placed by key agents have consistently produced a lower loss ratio for the Group than policies placed by other agents. In addition, as we expand our business, we may need to expand our network of agencies to successfully market our products. We will need to recruit and retain additional independent agents, but we may not be able to do so.
If the Group was unable to maintain its relationships with its key agencies or if certain key agencies no longer marketed and sold its products and if the agencies were unsuccessful in recruiting and retaining additional agents, our book of business would likely decline and our results of operations would be adversely affected.
•	Our insurance subsidiaries are subject to minimum capital and surplus requirements that could result in a regulatory action if we fail to meet these requirements
Our insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Ohio and Indiana. Any failure by one of our insurance subsidiaries to meet the minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, including requiring the adoption of a comprehensive financial plan, examination and the issuance of a corrective order by the applicable state insurance department, revocation of its license to sell insurance products or placing of the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase our capital and surplus levels, which we may be unable to do. As of December 31, 2006 and December 31, 2005, each of our insurance subsidiaries had capital and surplus in excess of the currently required amounts.
•	Our geographic concentration ties our performance to the economic and regulatory conditions and weather-related events in the Mid-Atlantic and Mid-Western states
Our property and casualty insurance business is concentrated geographically. Approximately 54.0% of our net premiums written are for insurance policies written in the Mid-Atlantic and Mid-Western regions. We are concentrated in several Mid-Atlantic states, including New Jersey, Maryland, North Carolina and Pennsylvania and several Mid-Western states, including Ohio, Kentucky, Illinois and Indiana. Consequently, unusually severe storms or other natural or man-made disasters in the states in which we write insurance could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in those states in which we write insurance. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in a greater number of markets.
•	The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our debt and contractual obligations
The Corporation is a holding company and a legal entity separate and distinct from our insurance company subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other distributions from our insurance company subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified levels of statutory capital and surplus. In addition, for competitive reasons, our insurance subsidiaries need to maintain financial strength ratings, which requires us to sustain capital levels in those subsidiaries. These restrictions affect the ability of our insurance company subsidiaries to pay dividends and use their capital in other ways. Our rights to participate in any distribution of assets of our insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that our rights, if any, as a creditor are recognized). Further, if our insurance subsidiaries cannot achieve and maintain profitability in the future, then they will need to draw on their surplus in order to pay dividends to enable us to meet our financial obligations. As surplus is reduced, the insurance subsidiaries’ ability to pay additional dividends is also reduced.

Item 1A. Continued
Insurance companies write insurance based, in part, upon a ratio of premiums to surplus. As the insurance subsidiaries’ surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries’ ability to write insurance business could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries. Consequently, our ability to repay our indebtedness, as well as our ability to pay expenses and cash dividends to our shareholders, may be limited. For further information on the regulation of dividends, refer to Item 1, page 8 of this Annual Report on Form 10-K.
•	If our new technology for issuing and maintaining insurance policies does not work as intended or does not satisfy the agent’s needs, it could damage our relationship with our agent network
Our agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. In 2001, we introduced into operation the Policy Administration Rating and Issuance System (“P.A.R.I.S.SM”) which is an internal system used to create and maintain policies. P.A.R.I.S.SM also provides the platform for a proprietary internet interface called P.A.R.I.S. ExpressSM and a platform for upload and download of information called P.A.R.I.S. ConnectSM. Our agents utilize these interfaces to quote and issue both new business transactions and endorsement processing. P.A.R.I.S.SM is the cornerstone in our strategy of focusing on superior agent service. The success of our strategic plan depends in part on our ability to provide our agents with the technological advantages of P.A.R.I.S.SM. If P.A.R.I.S.SM does not continue to work as expected, or if it fails to satisfy agents’ needs, we may lose agents to insurers with preferred technologies. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation for information on rollout dates.
•	Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology and other business systems
Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as information system support and maintaining disaster recovery procedures, processing new and renewal policies, and processing and paying claims. Our inability to access one or more of our systems, a power outage, or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption and systems failure could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our operating results and financial condition.
•	Although we have begun to pay cash dividends, we may not continue or be able to pay cash dividends in the future
We reinstated a cash dividend to our shareholders during 2005 after four years of not paying a dividend. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our insurance subsidiaries to pay dividends to the Corporation. There can also be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.
•	A downgrade by a rating agency may adversely impact our ability to obtain financing and retain agents
Debt and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Each rating agency reviews its ratings periodically. A downgrade in the financial strength rating of our insurance subsidiaries by a recognized rating agency could result in a loss of business if agents or policyholders move to other companies with higher financial strength ratings. This loss of business could have a material adverse effect on the results of operations and financial condition of the insurance subsidiaries and the ability of the insurance subsidiaries to pay dividends. Generally, credit ratings affect the cost and availability of debt financing. Often, borrowers with investment grade credit ratings can borrow at lower rates than those available to similarly situated companies with ratings that are below investment grade, and the availability of certain debt products may be greater for borrowers with investment grade credit ratings. The Corporation and the insurance subsidiaries are currently rated by A.M Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P).
A.M. Best’s ratings for insurance companies currently range from “A++” (Superior) to “F” (In Liquidation), and include 10 separate rating categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent). Publications of A.M. Best indicate that the “A” and “A-”

Item 1A. Continued
ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In April 2006, A.M. Best affirmed our rating of “A-” and assigned a positive outlook on the rating.
Fitch’s ratings for insurance companies range from “AAA” to “D,” and include 12 different rating categories. Fitch may apply either a plus (+) or a minus (-) sign in each generic rating classification from “AA” to “CCC.” The plus (+) sign indicates that the obligation ranks in the higher end of its generic rating category; the minus (-) sign indicates a ranking in the lower end of that generic rating category. Publications of Fitch indicate that “A” ratings are assigned to those companies that have demonstrated strong financial security. In September 2006, Fitch upgraded its financial strength rating from “A-” to “A” for the Group and upgraded its “BBB-” senior debt and long term issuer ratings to “BBB”. The rating outlook was revised to stable.
Moody’s ratings for insurance companies range from “Aaa” to “C,” and include 9 different ratings categories. Moody’s applies numerical modifiers 1, 2, and 3 in each generic rating classification from “Aa” through “Caa.” The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Publications of Moody’s indicate that “A” ratings are assigned to those companies that have demonstrated good financial security. In June 2004, Moody’s assigned a Baa3 rating to our 7.30% Senior Notes due 2014. The financial strength rating and outlook were unaffected. In May 2006, Moody’s affirmed the A3 financial strength rating of the Group and Baa3 rating on the senior debt and upgraded the outlook to positive.
S&P’s ratings for insurance companies currently range from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision), and include 10 different ratings categories. S&P may apply either a plus (+) or minus (-) sign in each generic rating classification from “AA” to “CCC.” The plus (+) sign indicates that the obligation ranks in the higher end of its generic rating category; the minus (-) sign indicates a ranking in the lower end of that generic rating category. Publications of S&P indicate that an insurer rated “BBB” or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. In July 2006, the S&P ratings for the senior debt moved from “BB+” to “BBB-“ and the financial strength rating changed from “BBB+” to “A-“ and S&P also revised its outlook from positive to stable.
The above ratings do not include OCNJ, which is unrated. We cannot guarantee that future downgrades, if any, will not have a material adverse effect upon our business in the future.
•	Fluctuations in the value of our investment portfolio could adversely affect our financial position and results of operations
Our investment portfolio includes equity investments, both common and preferred, and fixed income investments. The market value of our equity portfolio was approximately 10.9% (8.6% common, 2.3% preferred) and 9.0% (7.9% common, 1.1% preferred) of total invested assets, excluding cash and cash equivalents, at December 31, 2006 and 2005, respectively. The portfolio was diversified across 83 separate entities in all ten major S&P industry sectors at December 31, 2006. As of December 31, 2006 and 2005, 19.0% and 24.2%, respectively, of our equity portfolio was invested in five companies and the largest single position was 4.9% and 5.4%, respectively, of the equity portfolio. Our cost basis in some of our stock holdings is very low, creating a significant unrealized gain in the portfolio, which could lead to a significant cash outflow for income taxes upon disposition. Equity securities are marked to fair value on the balance sheet. As a result, shareholders’ equity and statutory surplus fluctuate with changes in the value of the equity portfolio. The effects of future stock market volatility are managed by maintaining an appropriate ratio of equity securities to shareholders’ equity and statutory surplus and an appropriate level of portfolio diversification.
Our investment portfolio also includes investments in corporate and municipal bonds, mortgage and asset-backed securities and other fixed income securities. The fair market value of these assets generally increases or decreases in an inverse relationship with fluctuations in interest rates. The interest income realized from future investments in fixed income securities will increase or decrease directly with fluctuations in interest rates. We manage exposure to significant fluctuations in the market value of our fixed income portfolio from changes in interest rates by managing the duration of our fixed income portfolio.

Item 1A. Continued
At December 31, 2006 and 2005, approximately 15.3% and 17.0%, respectively, of our total investment portfolio was invested in mortgage and asset-backed securities. These investments carry the risk that cash flows from the underlying assets will be received faster or slower than originally anticipated. Faster repayment creates a risk that we will have to reinvest the repaid funds at a lower interest rate than the original investment. Slower repayments, which typically occur when interest rates rise, could decrease the value of the investment as the receipt of anticipated cash flows is delayed. Additionally, within the mortgage and asset-backed security portfolio, we maintain a small allocation to securitizations backed by sub-prime mortgages. Although the loans within these pools have a higher probability of default in comparison to prime quality mortgages, this risk is mitigated by higher levels of credit enhancement and/or financial guaranty insurance within these sub-prime securitizations and also by our decision to invest in the most highly rated tranches of these securities.
At December 31, 2006 and 2005, approximately 2.1% and 1.9%, respectively, of our available-for-sale fixed income portfolio was invested in below investment grade securities. The risk of default by borrowers which issue below investment grade securities is significantly greater because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession or a sharp increase in interest rates. Additionally, these securities are generally unsecured.
We have exposure to market risk, equity price risk, credit risk, reinvestment risk and liquidity risk. For additional information on investment results and these risks, see Item 7, Investment Results on pages 41-45, Investment Portfolio on pages 60-62 and Item 7A, Quantitative and Qualitative Disclosures about Market Risk sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operation on pages 62 and 63 of this Annual Report on Form 10-K.
•	We may require additional capital in the future, which may not be available or may only be available on unfavorable terms
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
•	Our shareholder rights plan may have anti-takeover effects which will make an acquisition of the Corporation by another company more difficult
We have adopted a shareholders’ rights plan. Under the shareholders’ rights plan, each outstanding common share has associated with it one-half of one common share purchase right. The rights become exercisable only if a person or group, without the prior approval of our directors, acquires 20% or more of our outstanding common shares or commences or publicly announces that it intends to commence a tender or exchange offer which, if completed, would result in a person or group owning 20% or more of our outstanding common shares. Under certain circumstances after the rights become exercisable, each right would entitle the holder (other than the 20% shareholder) to purchase common shares of the Corporation having a value of twice the then exercise price of the rights. We may redeem the rights. The rights are intended to discourage a significant share acquisition, merger or tender offer involving our common shares which has not been approved in advance by our directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder might consider to be in its best interest.
•	The ability to attract and retain talented employees, managers and executives is critical to our success
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

Item 1A.Continued
•	We are party to litigation, which, if decided adversely to us, could affect our business, results of operations or financial condition
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
•	New or changes in existing accounting standards issued by the Financial Accounting Standards Board (FASB), SEC or other standard-setting bodies may adversely affect our financial statements and could entail significant expenditures. Additionally, changes in our estimates and assumptions may adversely affect our financial statements.
Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (GAAP), which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operation and financial condition. For a description of current Critical Accounting Policies, see that section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on pages 45-55 of this Annual Report on Form 10-K. Additionally, for a summary of Significant Accounting Policies of the Consolidated Corporation, see Item 15, Note 1 of the Notes to Consolidated Financial Statements on pages 71-73 of the Annual Report on Form 10-K. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, and the NASDAQ, have required, and will require, changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. Initial compliance with Section 404 of the Sarbanes-Oxley Act was required for the year ended December 31, 2004. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, it may have a material adverse effect on us.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Consolidated Corporation owns and leases office space in various parts of the country. The principal office buildings consist of facilities owned in Fairfield and Hamilton, Ohio. These office buildings service all of the Consolidated Corporation’s segments. The Fairfield, Ohio office building is subject to a mortgage with an outstanding balance of $2.0 million as of December 31, 2006.

Item 3. Legal Proceedings
A proceeding entitled Carol Murray v. the Corporation, the Company, Avomark, Ohio Security, West American, American Fire and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff also filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint sought overtime compensation for the plaintiff and the class of persons plaintiff sought to represent. The U.S. District Court dismissed the complaint against Avomark, Ohio Security, West American, American Fire, and OCNJ on September 27, 2005. The U.S. District Court also granted the motion for summary judgment of the Corporation and the Company on September 27, 2005. The proceeding was ordered closed with judgment in favor of the defendants. An appeal to the U.S. Sixth Circuit Court of Appeals was voluntarily dismissed on November 13, 2006 and the proceeding is closed.
A proceeding entitled Carol Lazarus v. the Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American’s motion for summary judgment. West American has appealed the decision granting class certification to the Court of Appeals for the Eighth Appellate District, Cuyahoga County, Ohio.
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
A proceeding entitled Georgia Hensley, et al. v. Computer Science Corporation, et al. was brought against several defendants, including the Company, American Fire, OCNJ, Ohio Security, and West American in the Circuit Court of Miller County, Arkansas in May, 2005. The proceeding alleges the defendants improperly reduced uninsured/underinsured motorist coverage payments to persons insured under private passenger automobile insurance polices by consulting a computer software program in determining the amount of damages payable to the insured for bodily injury claims. Plaintiff is seeking class status.
By 2001, the Company, American Fire, West American, Ohio Security and OCNJ had sought refunds for retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey’s calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey’s premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New Jersey Supreme Court and the case was argued in November 2005. In October 2006, the Supreme Court affirmed the judgment of the Superior Court of New Jersey on statutory grounds and instructed the Director of the Division of Taxation to recalculate refunds due the Company, American Fire, West American, Ohio Security and OCNJ. An estimated refund plus accrued interest in the amount of $12.4 million ($9.2 million of premium taxes and $3.2 million of interest) has been recognized in the Consolidated Financial Statements as of December 31, 2006.
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

Item 4. Submission of Matters to a Vote of Shareholders
There were no matters submitted during the fourth quarter of the Corporation’s 2006 fiscal year to a vote of Shareholders through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Corporation’s common shares, par value $0.125 per share, are traded on the Nasdaq Stock Market under the symbol OCAS. The following table shows the high and low sales prices for the Corporation’s common shares for each quarterly period within the Corporation’s last two most recent fiscal years:
High/Low Market Price Per Share
(in dollars)

Quarter	1st	2nd	3rd	4th
2006 High	32.09	32.88	30.09	30.53
Low	28.05	27.79	24.50	25.37

2005 High	24.59	24.99	27.79	30.00
Low	22.49	22.59	24.06	24.64
On February 22, 2007, the Corporation’s common shares were held by 4,387 shareholders of record.
The Corporation’s Board of Directors reinstated the Corporation’s quarterly dividend in June 2005. The following table shows the cash dividends paid by the Corporation to the holders of its common shares for the current and prior fiscal years. The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend upon future earnings, capital requirements and financial conditions. For additional discussion regarding restrictions on the payment of dividends by the Corporation, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on 57 of this Annual Report on Form 10-K.
Quarterly Cash Dividends Per Share

Quarter	1st	2nd	3rd	4th
2006	$0.09	$0.09	$0.09	$0.09

2005	$—	$0.06	$0.06	$0.06
On February 20, 2007 the Corporation declared a $0.04 per share increase in the regular quarterly dividend to $0.13 per share, payable March 12, 2007, to shareholders of record on March 1, 2007.
Information related to the Consolidated Corporation’s equity compensation plans is incorporated by reference herein from those portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2007 under the heading “Equity Compensation Plans.”
During 2006, the Corporation completed the previously authorized share repurchase program which was authorized by the Corporation’s Board of Directors in 2005. Under this program, four million shares were repurchased (2,483,895 in 2006 and 1,516,105 in 2005) at an average cost of $27.94. In September 2006, the Board of Directors approved another share repurchase program with authorization to repurchase up to $100.0 million of the Corporation’s common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. Through December 31, 2006, the Corporation has repurchased 979,501 shares under the newly authorized share repurchase program at an average cost of $28.57. The table below summarizes the status of this program during the fourth quarter of the fiscal year ended December 31, 2006.

Item 5. Continued

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Dollars that
			Purchased as	May Yet Be
	(a) Total		Part of Publicly	Used
	Number of	(b) Average	Announced	Under the
	Shares	Cost Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

October 1-31, 2006	227,200	$27.19	227,200	$93,823,024

November 1-30, 2006	375,117	28.28	375,117	$83,215,349

December 1-31, 2006	377,184	29.69	377,184	$72,016,996

Total	979,501	$28.57	979,501	$72,016,996
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
The graph below sets forth a comparison of the five-year cumulative total shareholder return on the Company’s shares with the Dow Jones Equity Market Index and the Dow Jones Insurance Index for Property and Casualty Companies (1), during the period December 31, 2001 through December 31, 2006, assuming the investment of $100 on December 31, 2001 and the reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ohio Casualty Corporation, The Dow Jones US Total Market Index
And The Dow Jones US Insurance-Property/Casualty Index
*   $100 invested on 12/31/01 in stock or index including reinvestment of dividends.
Fiscal year ending December 31.

	2001	2002	2003	2004	2005	2006

DJ EQUITY MARKET INDEX	$100.00	$77.92	$101.88	$114.12	$121.34	$140.23
DJ INSURANCE P&C	100.00	93.03	115.60	127.36	146.27	167.14
OHIO CASUALTY CORP	100.00	80.69	108.16	144.61	177.68	189.39

Item 5. Continued
(1)	The Dow Jones Insurance Index for Property and Casualty Companies is comprised of 36 companies that are considered to be a peer group of property and casualty insurance companies within the United States. The companies making up the 2006 Index are: ACE Ltd., Alleghany Corporation, Allstate Corporation, AMBAC Financial Group Inc., American Financial Group, Inc., Arch Capital Group Ltd., Arthur J. Gallagher & Co., Aspen Insurance Holdings Ltd., Assured Guaranty Ltd., Brown & Brown Inc., Chubb Corporation, Cincinnati Financial Corporation, Commerce Group Inc., Covanta Holding Corporation, Erie Indemnity Co. Cl A, First American Corporation, Hanover Insurance Group Inc., HCC Insurance Holdings Inc., Hilb Rogal & Hobbs Co., Horace Mann Educators Corporation, Loews Corporation, Markel Corporation, MBIA Inc., Mercury General Corporation, Ohio Casualty Corporation, Old Republic International Corporation, Philadelphia Consolidated Holding Company, PMI Group Inc., ProAssurance Corporation, Progressive Corporation, Radian Group Inc., RLI Corporation, Safeco Corporation, Selective Insurance Group Inc., St. Paul Travelers Companies, Inc., Unitrin Inc., W. R. Berkley Corporation, White Mountains Insurance Group Ltd. and XL Capital Ltd. Cl A, Zenith National Insurance Corporation.

Item 6. Selected Financial Data
FIVE-YEAR SUMMARY OF OPERATIONS
(all amounts are in accordance with GAAP unless
otherwise noted; number of weighted average shares
and dollars in millions, except share and per share data)

	2006	2005	2004	2003	2002

Consolidated Operations

Premiums and finance charges earned	$1,424.0	$1,453.6	$1,446.6	$1,424.4	$1,450.4
Investment income, less expenses	208.7	201.4	201.2	208.7	207.1
Investment gains realized, net	43.6	47.4	23.0	35.9	45.2

Total revenues	1,676.3	1,702.4	1,670.8	1,669.0	1,702.7
Total expenses	1,375.5	1,421.7	1,484.3	1,561.4	1,709.4

Income (loss) before cumulative effect of an accounting change	218.3	212.7	130.0	75.8	(0.9)
Cumulative effect of accounting change	—	—	(1.6)	—	—

Net income (loss)	$218.3	$212.7	$128.4	$75.8	$(0.9)

Income (loss) after taxes per average share outstanding — diluted*
Income (loss) before cumulative effect of an accounting change	$3.44	$3.19	$1.91	$1.18	$(0.01)
Cumulative effect of accounting change	—	—	(0.02)	—	—

Net income (loss)	$3.44	$3.19	$1.89	$1.18	$(0.01)

Average shares outstanding — diluted*	63.4	67.2	71.5	70.2	60.5

Total assets	$5,698.6	$5,763.1	$5,715.0	$5,168.9	$4,779.0
Total debt	199.6	200.4	383.3	198.0	198.3
Shareholders’ equity	1,555.7	1,426.4	1,294.9	1,145.8	1,058.7
Book value per share	25.79	22.54	20.82	18.80	17.43
Dividends per share	0.36	0.18	—	—	—

Property and Casualty Operations

Net premiums written[1]	$1,412.2	$1,449.4	$1,453.9	$1,441.6	$1,448.6
Net premiums earned	1,424.0	1,453.6	1,446.6	1,424.4	1,450.4

Loss ratio[2]	51.7%	51.7%	53.7%	59.8%	62.2%
Loss adjustment expense ratio[3]	11.0%	10.7%	11.0%	12.3%	15.7%
Underwriting expense ratio[4]	31.0%	31.8%	34.9%	35.3%	33.7%
Combined ratio[5]	93.7%	94.2%	99.6%	107.4%	111.6%

Property and casualty reserves
Losses	$2,390.5	$2,435.0	$2,269.6	$2,163.7	$1,978.8
Loss adjustment expenses	521.9	511.8	486.8	464.1	454.9
Unearned premiums	663.0	679.6	715.5	703.0	668.7

Statutory policyholders’ surplus[6]	$1,082.7	$1,004.5	$972.0	$867.6	$725.7

[1]	Net premiums written are premiums for all policies sold during a specific accounting period less premiums returned.

[2]	Loss ratio measures net losses incurred as a percentage of net premiums earned.

[3]	Loss adjustment expense ratio measures loss adjustment expenses as a percentage of net premiums earned.

[4]	Underwriting expense ratio measures underwriting expenses as a percentage of net premiums earned.

[5]	Combined ratio measures the percentage of premium dollars used to pay insurance losses, loss adjustment expenses and underwriting expenses.

[6]	Statutory policyholders’ surplus is equal to an insurance company’s admitted assets minus liabilities.

*	Adjusted for effect of EITF Issue No. 04-8 in 2005, 2004, 2003 and 2002, see Footnote 9, Earnings Per Share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The Corporation is the holding company of the Company, which is one of six property-casualty insurance companies that make up the Group, collectively the Consolidated Corporation. All dollar amounts in this Management’s Discussion and Analysis (MD&A) are in millions unless otherwise noted.
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
Executive-Level Overview
The Consolidated Corporation earns revenue by providing businesses and consumers with competitive insurance products with high quality service and by earning income on invested assets. In 2006, the Consolidated Corporation’s net income increased 2.6% to $218.3 from $212.7 in 2005 and 70.0% when compared with 2004 net income of $128.4. During the year, the Corporation completed the share repurchase program authorized by the Corporation’s Board of Directors in 2005. In September 2006, the Board of Directors approved another share repurchase program with authorization to repurchase up to $100.0 of the Corporation’s common stock. Through December 31, 2006, the Corporation has repurchased 979,501 shares under the newly authorized share repurchase program at an average cost of $28.57. For the full year 2006, the Corporation repurchased a total of 3,463,396 shares under the combined repurchase programs or 5.5% of the total outstanding shares at December 31, 2005. The Board of Directors also increased the quarterly dividend during the year from $0.06 to $0.09 signifying our strong liquidity position.
From a profitability perspective, the 2006 All Lines GAAP combined ratio was 93.7% compared to 94.2% in 2005 and 99.6% in 2004. All three operating segments achieved combined ratios below 100% in 2006 despite an overall decline in earned premium, higher catastrophe losses and loss cost trends increasing at a faster rate than premium rates, all when compared with prior year. The Group has experienced favorable prior year reserve development in each of the last three years. From a premium perspective, both gross and net premiums declined from prior year as a result of rate reductions taken in late 2005 and early 2006 in the Personal Lines segment and a decline in in-force policy counts in the Personal Lines segment and commercial umbrella product line. Partially offsetting the impact of these items was an increase in new business premium production in Commercial and Personal Lines. The Group has begun several initiatives to reverse the trend in the decline in premiums including leveraging the advantage of our P.A.R.I.S.sm technology, restructuring our marketing approach, and investing in new product opportunities.
In November 2006, the Corporation announced its updated Corporate Strategic Plan for the 2007-2009 timeframe, “Building A Marketing Culture.” This growth plan includes three strategic initiatives to accelerate top line growth which include product development, distribution management and agent-centric or value added services. The Consolidated Corporation’s vision is to be the company that agencies trust with their best business, that policyholders trust for their protection and that associates respect based on performance and ethical conduct. The vision will be accomplished by collaborating strategically with growth-oriented agencies by offering differentiated products and comprehensive value-added services.
The key financial indicators management utilizes consist of GAAP combined ratios and component ratios on both a calendar year and accident year basis, gross and net written premium growth, impact of prior year reserve development, impact of catastrophes, renewal price increases and investment income growth.
RESULTS OF OPERATIONS
Net Income
The Consolidated Corporation reported net income of $218.3, or $3.44 per share, for 2006, compared with $212.7, or $3.19 per share, for the year 2005, and $128.4, or $1.89 per share, for the year 2004, which included after-tax realized investment gains of $28.3, ($0.44 per share), $41.6, ($0.62 per share) and $14.9, ($0.20 per share) for 2006, 2005 and 2004, respectively.

Item 7. Continued

	December 31,
	2006	2005	2004

Net income	$218.3	$212.7	$128.4
After-tax net realized gains	28.3	41.6	14.9
Cumulative effect of accounting change	—	—	(1.6)

Net income per share — diluted	$3.44	$3.19	$1.89
After-tax net realized gains per share – diluted	0.44	0.62	0.20
Cumulative effect of accounting change per share – diluted	—	—	(0.02)
Weighted average shares outstanding – diluted	63,392,717	67,194,425	71,508,519
The Consolidated Corporation adopted the EITF Consensus 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in December 2004. See Item 15, Note 9 — Earnings Per Share in the Notes to the Consolidated Financial Statements on page 85 of this Annual Report on Form 10-K.
Financial results for 2006 continue to reflect our strong underwriting profitability with the combined ratio improving 0.5 points from 2005. The loss and LAE ratios increased as a result of increased catastrophe losses, an increase in large losses and loss cost trends increasing at a rate faster than premium rate increases, partially offset by favorable prior year reserve development in almost all product lines. The increase in these ratios was more than offset by improvement in the underwriting expense ratio primarily the result of recognition of state premium tax refunds related to prior years and lower incentive and contingent commissions accruals, partially offset by an increased legal settlement provision. Investment income grew during the year resulting from positive operating cash flows, reduced investment related expenses, an improvement in reinvestment yields and interest income related to the state premium tax refund.
The improved financial results for 2005 compared to 2004 were driven by improvements in both loss and LAE ratios as a result of favorable claim frequency, adequate pricing, favorable prior year reserve development and lower catastrophe losses. Catastrophe losses decreased $17.7 in 2005, even though the industry experienced its worst ever year for natural catastrophes. Underwriting expenses decreased during the year as expense savings resulting from the Cost Structure Efficiency (CSE) initiative came to fruition. The increase in financial results also can be attributed to a favorable Internal Revenue Service (IRS) settlement adjustment and an accrual reversal for the exit of the New Jersey private passenger auto business. Offsetting some of the favorable items mentioned above was a $9.0 loss on retirement of the convertible debt incurred in connection with the call/redemption of the Convertible Notes. For additional information regarding these transactions, see Item 15, Note 3 – Income taxes on page 76, Note 7 – Other Contingencies and Commitments on pages 83 and 84 and Note 15 – Debt, in the Notes to the Consolidated Financial Statements on pages 87 and 88 of this Annual Report on Form 10-K.
All Lines Discussion
Operating Results
Insurance industry regulators require the Group to report its financial condition and results of operations, among other things, using statutory accounting principles. Management uses industry standard financial measures determined on a statutory basis, as well as those determined on a GAAP basis to analyze the Group’s property and casualty operations. These insurance industry financial measures include loss and LAE ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a GAAP basis, unless otherwise indicated, and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and generally accepted accounting principles in the United States is included in Item 15, Note 14 — Statutory Accounting Information, in the Notes to Consolidated Financial Statements, on page 87 of this Annual Report on Form 10-K. Statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, is discussed in the “Statutory Surplus” section of the “Liquidity and Capital Resources” section on pages 58 and 59 of this MD&A.

Item 7. Continued
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
The table below summarizes property and casualty insurance premiums on a gross and net basis for the year ended December 31, 2006 compared with the same period of 2005 and 2004, respectively:

				% Chg	% Chg
		December 31,		2006	2005
	2006	2005	2004	vs. 2005	vs. 2004
Gross Premiums Written
Commercial Lines	$852.1	$841.0	$856.2	1.3%	(1.8)%
Specialty Lines	194.9	210.8	251.5	(7.5)%	(16.2)%
Personal Lines	443.2	478.2	496.7	(7.3)%	(3.7)%

All Lines	$1,490.2	$1,530.0	$1,604.4	(2.6)%	(4.6)%

				% Chg	% Chg
		December 31,		2006	2005
	2006	2005	2004	vs. 2005	vs. 2004
Net Premiums Written
Commercial Lines	$829.7	$823.5	$828.2	0.8%	(0.6)%
Specialty Lines	145.3	150.4	135.5	(3.4)%	11.0%
Personal Lines	437.2	475.5	490.2	(8.1)%	(3.0)%

All Lines	$1,412.2	$1,449.4	$1,453.9	(2.6)%	(0.3)%

All Lines gross and net premiums written declined in 2006 when compared with the prior year due primarily to lower in-force policy counts, rate reductions taken in late 2005 and 2006 in the Personal Lines segment, lower Commercial Lines assumed premiums from mandatory workers’ compensation and commercial auto pools, as well as other actions we are taking in the workers’ compensation product line, as discussed later in this MD&A. This decline is partially offset by an increase in new business premium production for Commercial and Personal Lines and improving retention ratios for these two segments as well as the commercial umbrella product line. All Lines gross and net premiums written declined in 2005 over 2004 due primarily to Commercial and Personal Lines and the commercial umbrella product line experiencing declines in new business premium production as a result of an increase in price competition and declining retention ratios in the Personal Lines segment and commercial umbrella product line, partially offset by slightly better retention rates in the Commercial Lines segment. The decline in gross premiums written in 2005 over 2004 due to the reasons noted above was partially offset on a net basis by lower ceded premiums resulting from higher retention limits, especially for the commercial umbrella product line, in our 2005 reinsurance program when compared with the 2004 program.

Item 7. Continued
The table below summarizes supplemental information which is useful to understand the Company’s premium trends:

	2006	2005	2004

New Business Gross Premiums Written
Commercial Lines	$157.2	$143.8	$177.5
Commercial umbrella/other	28.9	34.8	50.3
Personal Lines	39.9	37.2	41.3

Average Renewal Price Increase/(Decrease)[1]
Commercial Lines	(0.3)%	1.3%	4.2%
Commercial umbrella/other	1.4%	3.7%	8.0%

Policy Retention Ratio[2]
Commercial Lines	78.6%	76.1%	75.5%
Commercial umbrella/other	73.1%	68.5%	70.8%
Personal Lines	84.4%	83.1%	84.3%
Commercial Lines gross and net premiums written increased in 2006, a result of a 9.3% increase in new business premium production and improved policy retention ratios. This increase was partially offset by lower assumed premiums of $4.7 from mandatory workers’ compensation and commercial auto pools, our decision to reduce workers’ compensation writings in certain New Jersey classes of business as well as our efforts to improve the overall profitability of the workers’ compensation book of business. The average renewal price decreased 0.3% in 2006, as the Commercial Lines segment experienced increased price competition. Commercial Lines gross and net premiums written decreased in 2005 relative to 2004, a result of a 19% decline in new business production partially offset by improved policy retention ratios and average renewal price increases in the low single digits.
Specialty Lines gross and net premiums written decreased in 2006, a result of declines in the commercial umbrella product line as both in-force policies and new business premium production were lower than 2005. The decline is primarily in the unsupported lead umbrella product line, resulting from our efforts to improve the overall profitability of the commercial umbrella product line. This decline is partially offset by strong growth in our fidelity and surety bond product line during 2006 as we continue to leverage our market knowledge and strong producer base. Specialty lines gross premiums written declined in 2005 compared to 2004 resulting from significantly lower new business premium production in the commercial umbrella product line, partially offset by growth in the fidelity and surety product line. Net premium written for this segment increased in 2005 compared to 2004 resulting from a decline in ceded premiums primarily related to higher reinsurance retention limits and an increased accrual in 2004 for ceded premium of $6.1 on a commercial umbrella product line reinsurance treaty for years 1999 through 2001. Renewal pricing in the commercial umbrella product line has continued to be positive, however the rate of increase has slowed. Average renewal price increases for the commercial umbrella product line were 1.4% in 2006, compared to 3.7% in 2005 and 8.0% in 2004.
Personal Lines gross and net premiums written declined during 2006 resulting primarily from the rate reductions taken in a number of states in both the personal auto and homeowners product lines, which drove approximately half of the decline in premiums, and lower in-force counts when compared to 2005. This decline is partially offset by a 7.4% increase in new business premium production and slightly improved policy retention ratios when compared to 2005. Both gross and net premiums written declined in 2005 when compared to 2004 due to a decline in new business premium production and rate reductions taken in the latter half of 2005, as well as a lower policy retention ratio.

[1]	When used in this Annual Report on Form 10-K, renewal price increase / decrease means the average increase in premium for policies renewed by the Group. The Group revised its methodology for calculating the average renewal price change for the Commercial Lines segment in 2006. Previously the Company calculated this amount by comparing the total expiring premium for the policy with the total renewal premium for the same policy, including endorsement and audit premium on those policies subsequent to the renewal date. The revised methodology is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy at the renewal date. Endorsements and audit premium subsequent to the renewal date are excluded from the calculation. The amounts presented in the table above have been restated for all periods to present the percentage using the revised methodology. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

[2]	When used in this Annual Report on Form 10-K, policy retention ratio is calculated by dividing policies in force as of December 31 of the current year that were also in force as of December 31 of the prior year by policies in force as of December 31 of the prior year.

Item 7. Continued
The following table provides key financial measures for All Lines for each of the last three years:

	December 31,
	2006	2005	2004
All Lines
Loss ratio	51.7%	51.7%	53.7%
Loss adjustment expense ratio	11.0%	10.7%	11.0%
Underwriting expense ratio	31.0%	31.8%	34.9%

Combined ratio	93.7%	94.2%	99.6%

The 2006 All Lines combined ratio improved 0.5 points driven by a 0.8 point reduction in the underwriting expense ratio partially offset by a 0.3 point increase in the loss and LAE ratio. The improvement in the underwriting expense ratio is primarily the result of recognition of state premium tax refunds of $9.2 related to prior years’ and lower contingent commission and incentive compensation accruals during 2006, partially offset by a $6.0 increased legal provision related to an Ohio uninsured motorists class action legal proceeding. For additional information relating to the state premium tax refund see Item 15, Notes to the Consolidated Financial Statements, Note 7 - Other Contingencies and Commitments on pages 83 and 84 of this Annual Report on Form 10-K. The loss and LAE ratios increased as a result of increased catastrophe losses, an increase in large losses and loss cost trends increasing at a rate faster than premium rate increases, partially offset by increased favorable prior year reserve development.
The 2005 All Lines combined ratio improved 5.4 points resulting from continued improvement in all three component ratios. The 2.3 point improvement in the loss and LAE ratios is the result of the Group’s continued focus on disciplined underwriting quality, lower claim frequency, favorable prior year reserve development of $20.1 and lower catastrophe losses. The favorable prior year reserve development reduced the loss and LAE ratio by 1.4 points. The 3.1 point improvement in the underwriting expense ratio is primarily a result of the Group’s continued focus on expense management and the result of expense savings from the CSE initiative announced in 2004, including over a 20% reduction in headcount from year-end 2003.
We monitor incurred losses by operating segment, product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses (losses greater than $250 thousand, excluding catastrophe losses), to monitor severity trends.
The following table provides a reconciliation of significant changes to the All Lines loss and LAE ratio for 2006, 2005 and 2004, respectively.

				2006	2005
				vs	vs
				2005	2004
	2006	2005	2004	Pt Chg	Pt Chg
Ratios as a % of premiums earned
Current accident year large losses, as defined	5.2%	4.5%	4.3%	0.7	0.2
Catastrophe losses – calendar year basis	2.3%	1.8%	3.0%	0.5	(1.2)
Loss and LAE development from prior accident years	(3.7)%	(1.4)%	(1.5)%	(2.3)	0.1
All other losses and LAE	58.9%	57.5%	58.9%	1.4	(1.4)

Total loss and LAE ratio	62.7%	62.4%	64.7%	0.3	(2.3)

Large loss activity can be volatile from year to year as indicated by the Group’s experience over the last five years. The increase in large loss activity in 2006 does not appear to be indicative of a new trend. The current accident year large loss impact on the loss ratio in each of these years, evaluated at December 31 for each of the respective years, is as follows:

2006	5.2%
2005	4.5%
2004	4.3%
2003	5.1%
2002	3.8%

Item 7. Continued
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

	2006	2005	2004
Net liabilities, beginning of period	$2,946.8	$2,756.3	$2,627.9
(Decrease) in provision for prior accident year claims	$(52.2)	$(20.1)	$(21.8)
(Decrease) in provision for prior accident year claims as % of premiums earned	(3.7)%	(1.4)%	(1.5)%
During 2006, the Group reported $52.2 of favorable prior year reserve development, which represented 1.8% of loss and LAE reserves at year-end 2005, with all three operating segments experiencing favorable development. The net favorable development was concentrated in Commercial Lines (primarily in commercial auto and CMP product lines, partially offset by adverse development in the workers’ compensation product line), Specialty Lines (primarily the commercial umbrella product line) and Personal Lines (primarily the personal auto and homeowners product lines).
During 2005, the $20.1 of favorable prior years reserve development, which represented 0.7% of loss and LAE reserves at year-end 2004, was concentrated in the Specialty Lines (primarily the commercial umbrella product line) and Personal Lines (primarily the personal auto product line) operating segments. This net favorable development was partially offset by adverse development in the Commercial Lines operating segment due almost entirely to the review of pension or permanent disability workers’ compensation cases during the year.
In 2004, the impact of the prior years favorable reserve development was concentrated in the Commercial and Specialty Lines operating segments. The Specialty Lines segment experienced significant favorable development for prior years’ losses and LAE, primarily due to a reduction in estimated future costs for claims adjuster related expenses. The total provision reduction for prior years’ losses and LAE of $21.8 represents 0.8% of loss and LAE reserves as of year-end 2003.
Additional information relating to loss and LAE reserves is discussed in the “Reserves for Losses and Loss Adjustment Expenses” sub-section in the “Critical Accounting Policies” section of Item 7, on pages 48-56 of this Annual Report on Form 10-K.
Catastrophe losses in 2006, 2005 and 2004 were $32.8, $25.8 and $43.5, respectively. The Group was impacted by 32 separate catastrophes in 2006, compared with 23 catastrophes in 2005 and 22 in 2004. The largest catastrophe, as measured in terms of incurred loss, in each year was $5.1, $11.2 and $8.0, respectively. The Group uses the number assigned by Property Claims Services, a unit of the Insurance Services Office, to define and track losses for specific catastrophes. Property Claims Services defines catastrophes as industry events that cause $25.0 or more in direct insured losses to property. The effects of future catastrophes on the Consolidated Corporation’s results cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Consolidated Corporation’s results, reinsurance pricing and availability of reinsurance.
Catastrophe losses, net of reinsurance and their impact on the combined ratio, for each of the last three years were:

Catastrophe Losses	2006	2005	2004

Dollar Impact	$32.8	$25.8	$43.5
Combined Ratio Impact	2.3%	1.8%	3.0%
The seven-year historical catastrophe impact on the loss ratio compared to 2006 actual impact for all lines of business is as follows:

Loss Ratio Point Impact	Q1	Q2	Q3	Q4	Annual

1999-2005 Historical Average	1.4%	4.1%	3.8%	0.7%	2.5%
2006 Actual	1.0	4.5	2.1	1.6%	2.3%

Item 7. Continued
The underwriting expense ratio, which measures underwriting expenses as a percentage of net premiums earned, decreased by 0.8 points in 2006. The improvement in the underwriting expense ratio was primarily the result of lower contingent commission and incentive accruals, reduced assessments primarily related to second injury funds and state premium tax refunds related to prior years’. These improvements were partially offset by an increase in a legal settlement provision. The Group continues to focus on expense management, including implementation of additional process efficiencies that have continued to allow for reduced staffing levels. The employee count declined slightly in 2006 to 2,114 compared with 2,125 and 2,190 as of December 31, 2005 and 2004, respectively.
The 2005 underwriting expense ratio was favorably impacted by the Group’s focus on expense management, including implementation of additional process efficiencies that have continued to allow for reduced staffing levels and a $5.1 reduction in the surplus guarantee accrual related to the sale of the Group’s New Jersey private passenger auto business to Proformance Insurance Company.
The 2004 underwriting expense ratio was favorably impacted by a reduction in employee related costs, a non-recurring reduction in assessments, fees and premium taxes and by other operating efficiencies. These improvements were partially offset by 1.1 points of expense related to the Proformance surplus guarantee.
The 2006, 2005 and 2004 underwriting expenses also included $3.9, $3.4 and $3.1 of software amortization expense, respectively, related to the rollout of P.A.R.I.S.sm. On a GAAP accounting basis, the new application is being amortized over a ten-year period. The amortization expense is expected to be offset in part by reduced labor costs related to underwriting and policy processing.
In 2001, the Group introduced into operation, P.A.R.I.S.sm for Commercial Lines and substantially completed the rollout in 2005. At the end of 2004, P.A.R.I.S.sm was deployed for the Specialty Lines commercial umbrella excess capacity product line. During the third quarter of 2006, the Group began the rollout of P.A.R.I.S.sm for the personal auto, personal umbrella and lead commercial umbrella product lines. The rollout of P.A.R.I.S.sm for the homeowners product line will begin in the second quarter of 2007. The Personal Lines rollout for all of the previously referenced product lines is anticipated to be completed by mid-year 2008. Further implementation for other Specialty Lines products are expected during the balance of 2007 and 2008.
The P.A.R.I.S.sm system provides the policy administration environment used internally by the Group’s associates. An extension of P.A.R.I.S.sm called P.A.R.I.S. Expresssm leverages the P.A.R.I.S.sm system to provide underwriting, rating, inquiry and policy processing functionality to our agents. P.A.R.I.S. Expresssm is a proprietary internet interface that uses the P.A.R.I.S.sm system to provide real-time functionality through a web browser to our agents. In addition, the Group is simultaneously introducing P.A.R.I.S. Connecttm which allows agents to transact with the Group directly from their agency management system without requiring re-entering of customer or agency information.
For selected Commercial Lines agents, P.A.R.I.S. Expresssm and P.A.R.I.S. Connecttm inititially provided on-line quoting capability. In February of 2005, P.A.R.I.S. Expresssm was extended to support issuance and endorsement processing for selected pilot agents; nationwide rollout started in December 2005 and extended through March 2006. Personal Lines currently offers on-line and real time quoting and issuance for new business and endorsements through existing (non-P.A.R.I.S.sm ) systems. These non-P.A.R.I.S.sm Personal Lines systems will be replaced by P.A.R.I.S.sm as discussed above.
Agents want a cost effective, timely and simple system for issuing and maintaining insurance policies. P.A.R.I.S. Expresssm and P.A.R.I.S. Connecttm are the cornerstone in the Group’s strategy of focusing on superior agent service. The continued success of the Group’s strategic plan depends in part on the ability to provide agents with the technological advantages of these tools. If they do not work as expected, or fail to satisfy agents’ needs, the Group may lose business to insurers with preferred technologies.
Segment Discussion
The Consolidated Corporation has three reportable segments: Commercial, Specialty and Personal Lines. These reportable segments represent the Consolidated Corporation’s operating segments. Within each operating segment are distinct insurance product lines that generate revenues by selling a variety of commercial, surety and personal insurance products. The Commercial Lines operating segment sells commercial multiple

Item 7. Continued
peril, commercial auto, general liability and workers’ compensation insurance as its primary products. The Specialty Lines operating segment sells commercial umbrella, excess insurance and fidelity and surety insurance as its primary products. The Personal Lines operating segment sells personal automobile and homeowners insurance as its primary products. The Corporation also has an all other segment, which derives its revenue from investment income. For additional information relating to the Consolidated Corporation’s reportable segments see Item 15, Notes to the Consolidated Financial Statements, Note 12 – Segment Information on pages 86 and 87 of this Annual Report on Form 10-K.
The table below presents the calendar year and accident year combined ratios calculated on a statutory basis. The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.
Earned Premium and Statutory Combined Ratios

	2006		Combined Ratios
(by operating segment, including	Earned		Accident Year		Accident Year		Accident Year
selected major product lines)	Premium	2006	2006(a)	2005	2005(a)	2004	2004(a)

Commercial Lines	$827.9	98.7%	99.5%	102.3%	97.8%	99.3%	96.5%
Workers’ compensation	137.3	127.0%	110.7%	142.6%	111.0%	115.4%	108.6%
Commercial auto	226.1	89.5%	99.9%	82.6%	93.6%	90.3%	90.5%
General liability	99.1	103.8%	100.2%	111.8%	103.6%	105.0%	103.1%
CMP, fire & inland marine	365.4	92.1%	94.8%	97.6%	94.1%	97.5%	94.3%

Specialty Lines	147.4	78.2%	99.7%	89.9%	98.1%	97.2%	101.1%
Commercial umbrella/other	93.0	80.9%	112.0%	94.6%	107.8%	103.8%	104.2%
Fidelity & surety	54.4	70.4%	75.6%	81.7%	80.6%	78.9%	91.1%

Personal Lines	448.7	92.4%	95.3%	81.2%	86.7%	97.6%	93.9%
Personal auto incl. personal umbrella	263.4	98.0%	101.7%	86.3%	83.0%	104.7%	101.0%
Personal property	185.3	84.6%	74.3%	73.8%	71.0%	86.8%	83.0%

Total All Lines	$1,424.0	94.5%	98.2%	94.2%	94.1%	98.4%	96.0%

(a)	Accident year 2006 as of December 31, 2006 measures insured events for the twelve months of 2006. Accident year 2005 as of December 31, 2006 measures insured events for the twelve months of 2005 with remaining related liabilities estimated as of December 31, 2006. Accident year 2004 as of December 31, 2006 measures insured events for the twelve months of 2004 with remaining related liabilities estimated as of December 31, 2006. Accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.
The following segment information is presented on a GAAP basis unless otherwise noted.
Commercial Lines Segment

	2006	2005	2004
Commercial Lines Segment
Loss ratio	53.3%	55.6%	52.8%
Loss adjustment expense ratio	12.9%	13.0%	12.4%
Underwriting expense ratio	31.8%	33.3%	35.4%

Combined ratio	98.0%	101.9%	100.6%

The 2006 Commercial Lines combined ratio improved when compared to 2005 as a result of a significant decline in catastrophe losses and an increase in favorable prior year reserve development as well as improvement in the underwriting expense ratio. The favorable reserve development was concentrated in the commercial auto and commercial multiple peril (CMP) product lines, partially offset by continued adverse development in the workers’ compensation product line. These improvements were partially offset by increased current accident year large loss activity, as presented in the table below, along with margin compression related to loss cost trends exceeding premium rate increases. Loss cost trends are increasing in the mid single digit range with severity increasing in the high single digit range offset by decreases in frequency in the low single digit range.

Item 7. Continued
The improvement in the 2006 underwriting expense ratio compared to 2005 is the result of lower contingent commission and incentive accruals, reduced assessments primarily related to second injury funds as well as the recognition of $5.2 of prior years’ state premium tax refunds related to the New Jersey premium tax litigation previously discussed.
The increase in the combined ratio from 2004 to 2005 is a result of adverse prior year reserve development in 2005 compared to favorable development in 2004. The adverse development in 2005 was primarily related to the re-evaluation of lifetime case reserves in the workers’ compensation product line, partially offset by favorable prior year reserve development in the commercial auto product line. The adverse reserve development was further offset by favorable claim frequency and lower current accident year large loss activity. The underwriting expense ratio improvement was primarily the result of staff reductions and operational efficiencies implemented throughout 2005 and 2004.
Commercial Lines Loss Ratio Analysis
We monitor incurred losses by product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends.
The following table provides a reconciliation of significant changes to the Commercial Lines loss and LAE ratio for each of the last three years.

				2006	2005
				vs	vs
				2005	2004
	2006	2005	2004	Pt Chg	Pt Chg
Ratios as a % of premiums earned
Current accident year large losses, as defined	6.1%	4.9%	5.5%	1.2	(0.6)
Catastrophe losses – calendar year basis	1.6%	2.2%	2.4%	(0.6)	(0.2)
Loss and LAE development from prior accident years	(0.9)%	3.5%	(1.9)%	(4.4)	5.4
All other losses and LAE	59.4%	58.0%	59.2%	1.4	(1.2)

Total loss and LAE ratio	66.2%	68.6%	65.2%	(2.4)	3.4

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The increase in current accident year large losses from 2005 to 2006 does not appear to be indicative of a new trend. The current accident year large loss impact on the Commercial Lines loss ratio, evaluated at December 31 for each of the respective years, has been as follows:

2006	6.1%
2005	4.9%
2004	5.5%
2003	7.2%
2002	4.6%
The following table shows the Commercial Lines segment by selected product lines:

	2006		2005		2004
	Net		Net		Net
	Premiums	Combined	Premiums	Combined	Premiums	Combined
	Earned	Ratio	Earned	Ratio	Earned	Ratio

Commercial Lines	$827.9	98.0%	$827.4	101.9%	$807.9	100.6%
Workers’ compensation	137.3	126.6%	134.5	142.4%	132.6	114.0%
Commercial auto	226.1	89.2%	230.5	82.2%	229.6	91.1%
General liability	99.1	103.2%	93.3	111.3%	86.6	109.9%
CMP, fire and inland marine	365.4	90.6%	369.1	96.9%	359.1	99.5%

Item 7. Continued
The workers’ compensation product line combined ratio improved in 2006 when compared with the prior year, however this product line continued to experience adverse prior year reserve development, a result of increasing medical costs (including greater usage of prescription drugs) and continued review of lifetime cases. The continued adverse development in this product line is consistent with the trends of peer companies who write this product in similar states as the Group. During 2005, the workers’ compensation product line experienced significant adverse prior year reserve development related to the review of lifetime and other severe claims, which added 31.3 points to the workers’ compensation combined ratio. Also impacting the loss and LAE ratios for the period were assessments for the National Workers’ Compensation Pool (NWCP), which decreased the workers’ compensation combined ratio in 2006 by (1.2) points compared to increasing the workers’ compensation combined ratio by 0.9 points and 5.1 points in 2005 and 2004, respectively. The 2006 underwriting expense ratio benefited from lower assessments, primarily related to second injury funds. The Group continues to focus on improving profitability in the workers’ compensation product line. Through the use of predictive modeling the Group is better able to identify the attractive classes of business and increase its writing within these classes, while reducing its writings in the lesser attractive classes. Additionally, the Group has restricted writings in states where the workers’ compensation product line has historically been unprofitable and is focused on growing this product line in profitable states and classes. The concentration of the Group’s business in a few states with limited pricing flexibility provides less opportunity to address issues specific to the workers’ compensation product line in those states. These issues are offset by the Group’s approach to writing workers’ compensation as part of an overall Commercial Lines account, where underwriters seek to ensure that the pricing for the entire account is adequate.
The commercial auto product line combined ratio increased in 2006 due to an 8.2 point increase in the loss and LAE ratios driven by an increase in large losses and less favorable prior year reserve development in the current year compared to 2005. This increase was partially offset by a 1.2 point improvement in the underwriting expense ratio as discussed above for the Commercial Lines segment. The combined ratio improved from 2004 to 2005, due to improvement in the loss and LAE ratios driven by increased favorable prior year reserve development and a 1.6 point improvement in the underwriting expense ratio due to our expense management initiatives.
The general liability product line combined ratio improvement in 2006 is primarily due to a 4.1 point improvement in the loss ratio. We believe this loss ratio improvement is driven by our efforts in the last few years to limit exposure to broadening court interpretations of additional insured and contractual general liability provisions by adding policy language changes. This line is exposed to construction defect issues which are being addressed through strict underwriting standards for certain classes of business that are more prone to construction defect claims. The 2005 general liability product line combined ratio was impacted by an increase in asbestos and environmental loss and LAE reserves which added 9.6 points to the general liability loss and LAE ratio in 2005 related to certain pre-1970 assumed reinsurance contracts.
The CMP, fire and inland marine combined ratio improved when compared to 2005 due primarily to a 4.6 point improvement in the loss and LAE ratios driven by favorable prior year reserve development in 2006 compared with adverse prior year reserve development in 2005, partially offset by an increase in catastrophe losses. The combined ratio was also impacted by a 1.7 point improvement in the underwriting expense ratio. The combined ratio improved from 2004 to 2005 primarily due to a 3.1 point improvement in the underwriting expense ratio due to our expense management initiatives.
Specialty Lines Segment

	2006	2005	2004
Specialty Lines Segment
Loss ratio	30.8%	42.0%	42.6%
Loss adjustment expense ratio	7.1%	9.4%	4.8%
Underwriting expense ratio	38.6%	43.9%	49.3%

Combined ratio	76.5%	95.3%	96.7%

The Specialty Lines combined ratio for 2006 improved due to favorable prior year reserve development of $31.8 (21.6 points) primarily concentrated in the commercial umbrella product line, partially offset by an increase in large losses. For the same period in 2005 and 2004, favorable development was $12.3 (8.6 points) and $9.4 (6.3 points), respectively. Given the volume and nature of the coverage, the Specialty Lines combined ratio is subject to more volatility than the other operating segments. Underwriting expenses were favorably impacted by lower incentive accruals and recognition of $1.3 of prior years’ New Jersey premium tax refunds as discussed in the All Lines section.

Item 7. Continued
The following table shows the Specialty Lines segment by selected product lines:

	2006		2005		2004
	Net		Net		Net
	Premiums	Combined	Premiums	Combined	Premiums	Combined
	Earned	Ratio	Earned	Ratio	Earned	Ratio

Specialty Lines	$147.4	76.5%	$143.2	95.3%	$150.3	96.7%
Commercial umbrella/other	93.0	78.8%	92.2	101.9%	105.1	103.2%
Fidelity and surety	54.4	72.8%	51.0	83.2%	45.2	81.5%
The 2006 commercial umbrella/other combined ratio improvement was primarily related to $29.0 (31.3 points) of favorable development on prior year loss and LAE reserves compared to $11.5 (12.4 points) and $5.1 (4.9 points) in 2005 and 2004, respectively. The favorable prior year reserve development over the last two years is primarily related to fewer and less severe claims than previously expected on a net of reinsurance basis. Also impacting the comparison of 2005 to 2004 is a $6.1 premium reinstatement accrual in 2004, which reduced net premium written and earned, and put upward pressure on the combined and component ratios.
The fidelity and surety combined ratio improved in 2006 due to $2.8 of favorable development on prior accident year loss and LAE reserves, compared to $0.8 and $4.2 in 2005 and 2004, respectively.
Personal Lines Segment

	2006	2005	2004
Personal Lines Segment
Loss ratio	55.8%	48.1%	58.7%
Loss adjustment expense ratio	8.9%	7.1%	10.5%
Underwriting expense ratio	27.1%	25.6%	29.7%

Combined ratio	91.8%	80.8%	98.9%

The Personal Lines combined ratio for 2006 increased 11.0 points over the same period last year. The increase in the loss and LAE ratios is a result of higher catastrophe losses and less favorable prior year reserve development when compared to 2005. The decline in favorable prior year reserve development was primarily related to a $5.5 legal settlement provision related to our uninsured/underinsured motorist coverage claims handling practices and reduced favorable development on New Jersey automobile claims. Also impacting the increase in the loss and LAE ratios is margin compression related to loss cost increases compared to premium rate declines which is reflected in the increase in the “all other loss and LAE ratio” in the table below. Loss cost trends are increasing at a low single digit rate with severity increasing at a mid single digit rate offset by a low single digit decrease in frequency. As discussed above, we have correspondingly been experiencing premium rate reductions due to rate changes taken in the last half of 2005 and 2006.
The underwriting expense ratio increased 1.5 points primarily due to a $6.0 increase in legal settlement provision related to an Ohio uninsured motorists class action proceeding and the 2005 underwriting expense ratio included a 1.1 point reduction related to the Proformance surplus guarantee that was not present in 2006. These increases were partially offset by lower incentive and contingent commission accruals in 2006 as well as recognition of $2.7 for the New Jersey prior years’ premium tax refunds as discussed in the All Lines section.
The Personal Lines combined ratio decreased from 2004 to 2005, a result of a 14.0 point improvement in the loss and LAE ratios driven by lower catastrophe losses, favorable development on prior years’ reserves and favorable claim frequency trends. The underwriting expense ratio improved 4.1 points, which included a 1.1 point reduction related to the Proformance surplus guarantee, compared to a 3.2 point increase related to the guarantee in 2004.
Personal Lines Loss Ratio Analysis
We monitor incurred losses by product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends. The following table provides a reconciliation of significant changes to the Personal Lines loss and LAE ratio for each of the last three years.

Item 7. Continued

				2006	2005
				vs	vs
				2005	2004
	2006	2005	2004	Pt Chg	Pt Chg
Ratios as a % of premiums earned
Current accident year large losses, as defined	3.3%	3.3%	2.5%	—	0.8
Catastrophe losses – calendar year basis	4.3%	1.5%	4.9%	2.8	(3.4)
Loss and LAE development from prior accident years	(2.9)%	(7.6)%	0.5%	4.7	(8.1)
All other loss and LAE ratio	60.0%	58.0%	61.3%	2.0	(3.3)

Total loss and LAE ratio	64.7%	55.2%	69.2%	9.5	(14.0)

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Personal Lines loss ratio, evaluated at December 31 for each of the respective years, has been as follows:

2006	3.3%
2005	3.3%
2004	2.5%
2003	2.8%
2002	2.9%
The following table shows the Personal Lines segment by selected product lines:

	2006		2005		2004
	Net		Net		Net
	Premiums	Combined	Premiums	Combined	Premiums	Combined
	Earned	Ratio	Earned	Ratio	Earned	Ratio

Personal Lines	$448.7	91.8%	$483.0	80.8%	$488.4	98.9%
Personal auto including personal umbrella	263.4	97.4%	288.3	85.8%	295.7	105.9%
Personal property	185.3	83.8%	194.7	73.5%	192.7	88.1%
The personal auto including personal umbrella product line combined ratio increased in 2006 due to an 8.2 point increase in the loss and LAE ratios driven by margin compression, higher catastrophe losses, an increase of $5.5 in legal settlement provision for uninsured/underinsured claims handling practices and less favorable prior year reserve development in the current year compared to 2005. The underwriting expense ratio increased 3.4 points primarily the result of an increase in the legal settlement provision discussed above partially offset by lower incentive and contingent commission accruals. The combined ratio improved from 2004 to 2005, due to improvement in the loss and LAE ratios driven by favorable prior year reserve development and a 6.7 point improvement in the underwriting expense ratio due to the same reasons cited above for the Personal Lines segment.
The personal property product line combined ratio increased 10.3 points due to less favorable prior year reserve development in 2006 compared to 2005, higher catastrophe losses and margin compression, partially offset by improvement in the underwriting expense ratio of 1.3 points due to lower incentive and contingent commission accruals. The improvement in the combined ratio from 2004 to 2005 is driven by a 14.4 point improvement in the loss and LAE ratios due primarily to favorable prior year reserve development.
Investment Results
Consolidated net investment income for the three years ended December 31, 2006, 2005 and 2004 was $208.7 ($155.1 after tax), $201.4 ($146.8 after tax) and $201.2 ($137.0 after tax), respectively. The effective tax rate on investment income for the three years ended December 31, 2006, 2005 and 2004 was 25.7%, 27.1% and 31.9%, respectively.

Item 7. Continued
Investment income for 2006 was higher than the same period of 2005, a result of lower investment related expenses, growth in the investment portfolio resulting from positive operating cash flows and an improvement in reinvestment yields resulting from the upward movement in interest rates when compared with the prior year. Additionally, included in 2006 investment income is $3.2 of interest income related to the New Jersey premium tax refunds. See Item 15, Notes to Consolidated Financial Statements, Note 7 — Other Contingencies and Commitments on pages 83 and 84 of this Annual Report on Form 10-K for additional information related to the state premium tax refund. Investment income for 2005 included $2.5 of interest income received from the IRS as a result of a favorable tax settlement which was somewhat offset by a reduction in investment income as a result of the reduction in cash equivalent holdings which were used during 2005 to fund the call/redemption of the Corporation’s 5.0% Convertible Notes. As a result of the strategy to invest more heavily into tax-exempt securities, the effective tax rate on investment income has declined over the last few years thereby generating an increase in after-tax investment income. At December 31, 2006, our allocation to tax-exempt securities as a percentage of the fixed income portfolio was 37.6%, compared with 33.7% at December 31, 2005.
Consolidated realized net investment gains amounted to $43.6, $47.4 and $23.0 for the years ended 2006, 2005 and 2004, respectively. Included in the 2006 and 2005 consolidated realized net investment gains were $29.4 and $40.9, respectively, of net gains on the sale of common stocks. These gains were the result of a portfolio reallocation strategy whereby management reduced equity holdings in certain common stocks that had appreciated in value over time and had become a significant percentage of the Consolidated Corporation’s common stock portfolio. In all periods presented there were no material losses on the disposal of any specific security or in any specific sector.
During 2003, management transferred a portion of its fixed income securities from the available-for-sale category into the held-to-maturity category. This transfer was made as the Consolidated Corporation had both the ability to hold the securities to maturity and the positive intent to do so. At December 31, 2006 and 2005 the amortized cost of the held-to-maturity portfolio was $235.8 and $264.4, respectively.
Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. See further discussion of important investment accounting policies in the “Critical Accounting Policies” section of this MD&A and in Item 15, Notes to Consolidated Financial Statements, Note 1C — Investments, on page 71 of this Annual Report on Form 10-K.
The Consolidated Corporation regularly evaluates all investments based upon current economic conditions (including the interest rate environment), credit loss experience and other specific developments. The Consolidated Corporation monitors the difference between cost (or amortized cost) and estimated fair value to determine whether a decline in value is temporary or other-than-temporary. The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. If a decline in fair value is determined to be other-than-temporary, the cost basis of the security is reduced to its then estimated fair value in the period of determination.
Future impairment charges could be material to the results of operations. The amount of the other-than-temporary impairment charge recorded was $13.4, $2.4 and $8.7 for the years ended 2006, 2005 and 2004, respectively. The increase in impairments from 2005 to 2006 is primarily interest rate related where our intent to hold to recovery changed. This impairment charge represents less than 0.5% of the market value of the investment portfolio at December 31, 2006, 2005 and 2004, respectively. The 2006 and 2005 impairment charges relate to various companies in various industries. Included in 2004 impairment charges were $5.1 related to fixed income securities issued by companies in the airline industry.
The following tables summarize for all available-for-sale and held-to-maturity securities, the total gross unrealized losses, excluding securities with gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of December 31, 2006 and December 31, 2005:

Item 7. Continued
2006
Available-for-sale securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed income securities:
U.S. government	$17.6	$(0.3)	$—	$—	$17.6	$(0.3)
States, municipalities and political subdivisions	85.1	(0.3)	80.9	(0.7)	166.0	(1.0)
Corporate securities	175.0	(2.1)	115.5	(3.2)	290.5	(5.3)
Mortgage and asset-backed securities	192.4	(0.8)	125.9	(1.5)	318.3	(2.3)

Subtotal	470.1	(3.5)	322.3	(5.4)	792.4	(8.9)

Equity securities	25.7	(1.0)	10.4	(0.3)	36.1	(1.3)

Total	$495.8	$(4.5)	$332.7	$(5.7)	$828.5	$(10.2)

Held-to-maturity securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed income securities:
Corporate securities	$—	$—	$116.2	$(4.3)	$116.2	$(4.3)
Mortgage-backed securities	—	—	71.0	(2.1)	71.0	(2.1)

Total	$—	—	$187.2	$(6.4)	$187.2	$(6.4)

2005
Available-for-sale securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed income securities:
U.S. government	$16.3	$(0.2)	$—	$—	$16.3	$(0.2)
States, municipalities and political subdivisions	427.7	(3.2)	13.9	(0.3)	441.6	(3.5)
Corporate securities	278.1	(5.3)	17.2	(0.5)	295.3	(5.8)
Mortgage and asset-backed securities:
Government	28.5	(0.4)	—	—	28.5	(0.4)
Other	274.0	(3.3)	13.1	(0.5)	287.1	(3.8)

Subtotal	1,024.6	(12.4)	44.2	(1.3)	1,068.8	(13.7)

Equity securities	27.4	(0.9)	1.8	(0.5)	29.2	(1.4)

Total	$1,052.0	$(13.3)	$46.0	$(1.8)	$1,098.0	$(15.1)

Item 7. Continued
Held-to-maturity securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed income securities:
Corporate securities	$66.9	$(1.9)	$56.6	$(2.1)	$123.5	$(4.0)
Mortgage-backed securities	66.6	(1.2)	19.0	(0.7)	85.6	(1.9)

Total	$133.5	$(3.1)	$75.6	$(2.8)	$209.1	$(5.9)

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the positive intent and ability to hold the securities until they mature or recover in value.
As part of its evaluation of the aggregate $16.6 unrealized loss on securities in the investment portfolio at December 31, 2006, management performed a more intensive review of securities with a higher unrealized loss percentage when compared with their cost or amortized cost. Based on this review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2006. In the table above, there are approximately 308 securities represented. Of this total, 19 securities have unrealized loss positions greater than 5% of their market values at December 31, 2006, with none exceeding 20%. This group represents $3.0, or 18% of the total unrealized loss position. Of this group, ten securities representing approximately $1.9 in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining nine securities in an unrealized loss position for longer than twelve months totaling $1.1, management believes they will recover the cost basis of these securities, and has both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors such as an issuer’s degree of financial flexibility, management competence and industry fundamentals in evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to the then fair value with the realized loss recognized in the consolidated statements of income.
The amortized cost and estimated fair value of fixed income securities classified as available-for-sale and held-to-maturity with an unrealized loss position at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
2006

	Amortized	Estimated	Unrealized
Available-for-sale:	Cost	Fair Value	Loss

Due in one year or less	$24.2	$24.0	$(0.2)
Due after one year through five years	97.9	96.8	(1.1)
Due after five years through ten years	238.0	234.3	(3.7)
Due after ten years	120.6	119.0	(1.6)
Mortgage and asset-backed securities	320.6	318.3	(2.3)

Total	$801.3	$792.4	$(8.9)

	Amortized	Estimated	Unrealized
Held-to-maturity:	Cost	Fair Value	Loss

Due in one year or less	$2.6	$2.6	$—
Due after one year through five years	35.4	34.4	(1.0)
Due after five years through ten years	79.4	76.1	(3.3)
Due after ten years	3.1	3.1	—
Mortgage-backed securities	73.1	71.0	(2.1)

Total	$193.6	$187.2	$(6.4)

Item 7. Continued
For additional discussion relative to the Consolidated Corporation’s investment portfolio, see the “Investment Portfolio” section under “Liquidity and Capital Resources” on pages 60-62 of this MD&A.
Critical Accounting Policies
Management of the Consolidated Corporation has identified the policies listed below as significant accounting policies that are critical to the Consolidated Corporation’s business operations and influence the consolidated results of operations and financial performance. The policies listed below were selected as they require a higher degree of complexity or use subjective judgments or assessments. Changes in these judgments, assessments or estimates could have a material adverse impact on the Consolidated Corporation’s financial statements. These policies follow U.S. GAAP. A summary of each critical accounting policy follows. Management discusses the development and selection of these accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Consolidated Corporation’s MD&A. For a complete discussion on the application of these and other accounting policies, see Item 15, Note 1 — Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, on pages 71-73 of this Annual Report on Form 10-K.
Investments
Fixed income securities are categorized upon acquisition as either held-to-maturity, available-for-sale or trading. Fixed income securities categorized as held-to-maturity are carried at amortized cost as management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that are not categorized as either held-to-maturity or trading. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred tax. Equity securities are categorized as available-for-sale and are carried at quoted market values and include non-redeemable preferred stocks and common stocks. The difference between cost and quoted market value, net of deferred taxes, is classified as other comprehensive income. The Consolidated Corporation closely monitors the fixed income and equity portfolios for declines in value that are deemed to be other than temporary. Investments are regularly evaluated based on current economic conditions (including the interest rate environment), credit loss experience and other specific developments. If a decline in a security’s fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the then current consolidated statement of income.
Premiums and discounts on fixed income securities are amortized or accreted using the interest method; mortgage and asset-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Upon receipt of payments from such securities, the appropriate amount of the funds are allocated between a reduction of principal and interest income. In making this allocation decision, investment personnel consider such factors as the original estimated average life of the investment, the amount of funds received to date and the timing of future cash flows. Variations from prepayment assumptions will affect the life and yield of these securities. These securities are evaluated for impairment by computing the net present value of expected future cash flows and comparing this to the prior period estimate of expected future cash flows from the security. When the timing and/or amount of cash expected to be received from the security has changed materially and adversely from the previous valuation, the security is considered to be other than temporarily impaired and the amortized cost is written down to the estimated fair value with a realized loss recorded in the then current consolidated statement of income.
Reinsurance
Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer in the event a claim is made under a policy issued by the primary insurer. The Group purchases reinsurance to diversify risk and reduce the loss that may arise from large or catastrophic losses or other events that cause unfavorable underwriting results. The Group records its ceded reinsurance transactions on a gross basis by recording an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group evaluates each reinsurer’s financial health, claims settlement performance and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. Each year, the Group reviews

Item 7. Continued
financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large number of reinsurers are utilized to mitigate concentration of risk. To the extent that any reinsuring companies are unable to meet obligations under the ceded reinsurance agreements, the Group would remain liable to the policyholder. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of an estimated allowance for uncollectible reinsurance amounts, as deemed necessary. At December 31, 2006, one reinsurer accounted for 15.8% of the total reinsurance recoverable. At December 31, 2005, no reinsurer accounted for more than 15% of the reinsurance recoverable amount. As a result of these controls, amounts of uncollectible reinsurance have not been significant. There are several programs that provide reinsurance coverage and the programs in effect for 2006 are discussed in the “Reinsurance Programs” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on pages 59 and 60 of this Annual Report on Form 10-K. Additionally, reinsurance is further discussed in Item 15, Note 1K - Summary of Significant Accounting Policies on page 72 and Note 6 — Reinsurance, in the Notes to the Consolidated Financial Statements on pages 82 and 83 of this Annual Report on Form 10-K.
Agent Relationships
The agent relationships asset is an identifiable intangible asset representing the excess of cost over the fair value of net assets acquired in connection with the 1998 GAI commercial lines acquisition. This purchase price was allocated to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation models. The agent relationships asset is amortized on a straight-line basis over an estimated useful life of twenty-five years. The estimated useful life was based on the Group’s actual experience for agency appointment terms for similar agents, which averaged approximately twenty-five years in length. The estimated useful life is evaluated on an annual basis or as events or circumstances arise that may impact the useful life of the asset. The asset is evaluated quarterly as events or circumstances, such as cancellation of agents, indicate a possible inability to recover the carrying amount. Cancellation of certain agents for reasons such as lack of revenue production or poor quality of business produced does not necessarily change the estimated useful life of the remaining agents representing the agent relationships intangible asset. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involve significant management judgments to evaluate the capacity of an acquired business to perform within projections. If future undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized in the consolidated statement of income in the period in which the future cash flows are identified to be insufficient in comparison to the carrying amount of the asset. Due to the inherent uncertainties and judgments involved in developing assumptions for each agent, further reductions in the valuation of the agent relationships asset are likely to occur in the future.
In 2006, the amortization and impairment costs related to this asset were $12.8 compared with $12.3 in 2005 and $20.6 in 2004. At December 31, 2006, the largest individual agent asset carrying value was $5.0, which represents the maximum future impairment charge for an individual agent, compared to $5.3 at December 31, 2005. Based upon historical performance of this agent, it is unlikely the agent will become impaired or cancelled in the near term. For the approximately 215 individual agents remaining that represent the total agent relationships intangible asset, the average asset carrying value as of December 31, 2006, was $0.5 which compares to approximately 230 agents with an average asset carrying value of $0.5 at December 31, 2005. At December 31, 2006 and 2005, the agent relationships asset balance was $96.9 and $109.7, respectively.
Pension and Postretirement Benefit Plan Actuarial Assumptions
The Company sponsors a non-contributory defined benefit pension plan and a contributory postretirement healthcare plan. The pension and postretirement benefit obligations, related costs and contributions are calculated using actuarial methods in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB statements No. 87, 88, 106 and 132(R),” SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pension.” Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rate of return on plan assets, discount rate, rate of compensation increases and health care cost trend rates, as determined by the Company, within certain

Item 7. Continued
guidelines. The Company considers market conditions, including changes in investment returns, interest rates and inflation in making these assumptions. Any adjustments to these assumptions are based on considerations of current and future market conditions, which can result in changes to the future related benefit obligations and related costs incurred by the Company as well as its contributions. Management reviews the assumptions used in the valuations on an annual basis, or more frequently as deemed necessary.
The Company determines the expected long-term rate of return on plan assets based on the geometric method, which estimates the average compound return of the plan assets. Plan assets are comprised primarily of investments in mutual funds, common stocks, corporate bonds, U.S. government securities, real estate investment trusts and other investments. The Company considers the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes, current and expected asset allocation and the expectations for future returns of each asset class when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.75% assumption for 2006, 2005 and 2004. The expected rate of return on plan assets is a long-term assumption. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2006 net periodic pension expense by approximately $3.5.
In determining the discount rate assumption, the Company utilizes current market information including analysis of the Moody’s “Aa” Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cash flow model of the plan’s benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and postretirement medical benefit obligations. The yield curve is comprised of the highest quartile yielding bonds with at least a “Aa” rating and with maturities primarily between zero and thirty years. This resulted in the selection of 5.90% for 2006, 5.50% for 2005 and 5.95% for 2004 for the pension plan and 5.75% for 2006, 5.35% for 2005 and 5.75% for 2004 for the postretirement medical plan.
As required by SFAS 158, the Company recorded the funded status of the defined benefit retirement plan in its December 31, 2006 consolidated balance sheet, which included a decrease to accumulated other comprehensive income (AOCI), net of deferred taxes of ($24.3) ($16.4 related to prior service credits and ($40.7) for unrecognized actuarial losses). The unrecognized prior service credits were the result of the Company’s June 2004 announced changes to its defined benefit retirement plan which froze accrued benefits effective June 30, 2004 and incorporated a new benefit formula beginning in July 2004. In accordance with the provisions of SFAS 87, the prior service credits will be amortized as a reduction of net periodic pension cost over approximately an 11-year period, which represents the future period for which active employees were anticipated to receive the benefits that were eliminated. The unrecognized actuarial losses will be amortized as an increase in net periodic pension cost over approximately a 13-year period, which represents the average future service period of active participants. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected and actual returns on plan assets. In subsequent years, as required by SFAS 158, as the unrecognized prior service credits and unrecognized actuarial losses are amortized into net periodic pension cost, there will be a corresponding adjustment to AOCI.
In August 2006, the Pension Protection Act of 2006 (PPA) was signed into law. This pension legislation fundamentally changes the funding rules for single employer defined benefit plans and makes extensive changes to other rules pertaining to multiemployer pension plans, hybrid pension plans and defined contribution retirement plans.
The PPA is effective for the Company beginning on July 1, 2008, and the effect that the PPA will have on Company contributions, if any, is currently being evaluated and can fluctuate based on market performance of plan assets, actuarial assumption changes and additional legislation. The Company is currently evaluating whether any contributions to the defined benefit plan will be made during the 2007 calendar year.

Item 7. Continued
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
The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2006, the expected rate of increase in future health care costs was 9.0% declining to 5.0% in 2014 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2006, by approximately $3.5 and increase the postretirement benefit cost for 2006 by $0.3. Likewise, decreasing the assumed health care cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006, by approximately $3.1 and decrease the postretirement benefit cost for 2006 by $0.2.
The actuarial assumptions used by the Company in determining its pension and OPEB retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company’s financial position or results of operations.
Upon adoption of SFAS 158, the Company recorded the funded status of the postretirement medical plan in its December 31, 2006 consolidated balance sheet, which included an increase to AOCI, net of deferred taxes of $26.4 ($27.7 related to prior service credits and ($1.3) for unrecognized actuarial losses). The unrecognized prior service credits were the result of the Company’s actions in July 2004 which effectively terminated the postretirement medical plan to new employees, restricting the benefits to then current retirees and employees with 25 or more years of continuous service. In accordance with the provisions of SFAS 106, the prior service credits will be amortized as a reduction of net periodic postretirement cost over approximately a 7-year period, and the unrecognized actuarial losses will be amortized as an increase in net periodic postretirement cost over approximately an 11-year period, which represents the average future service period of active participants. In subsequent years, as required by SFAS 158, as the unrecognized prior service credits and unrecognized actuarial losses are amortized into net periodic postretirement cost, there will be a corresponding adjustment to AOCI.
For more information on the Company’s pension and other postretirement benefit plans, please refer to Item 15, Note 4 — Employee Benefit Plans, in the Notes to Consolidated Financial Statements, on pages 76-80 of this Annual Report on Form 10-K.
Reserves for Losses and Loss Adjustment Expenses
The Group’s largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively “loss reserves”) are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $2.9 billion at both December 31, 2006 and 2005, respectively. As of December 31, 2006, the loss reserves by operating segment were as follows: $1,897.7 Commercial Lines, $641.9 Specialty Lines and $372.7 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $585.7 and $684.6 at December 31, 2006 and 2005, respectively.
The Group conducts a quarterly review of loss reserves using the methods described below and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at December 31, 2006 represent the Group’s best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

Item 7. Continued
Loss reserves are an estimate of ultimate unpaid costs of losses and LAE for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial expertise and reserving methods, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Group’s assessment of facts and circumstances then known. In establishing reserves, the Group also takes into account estimated recoveries for reinsurance, salvage and subrogation.
The process of estimating loss reserves involves a high degree of judgment and is subject to a number of risk factors. These risk factors can be related to both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other underwriting and pricing factors are considered when establishing our loss reserve estimates. The impact of these risks and underwriting and pricing factors on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimation differs by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder loss event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Group continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Group considers all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable. The Group reflects adjustments to reserves in the results of operations in the period the estimates are changed.
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
Loss and LAE Reserves as of December 31, 2006 and 2005:

		Gross				Total	Total
Year	Operating Segment	Case	IBNR	LAE	Total	Ceded	Net

2006	Commercial Lines	$743.9	$784.6	$369.2	$1,897.7	$185.3	$1,712.4
	Workers’ compensation	413.7	352.1	70.8	836.6	149.3	687.3
	Commercial auto	112.4	105.2	43.8	261.4	7.2	254.2
	General liability	64.2	124.6	96.1	284.9	6.0	278.9
	CMP, fire & inland marine	153.6	202.7	158.5	514.8	22.8	492.0

	Specialty Lines	122.3	429.3	90.3	641.9	334.7	307.2
	Commercial umbrella/other	112.3	428.6	84.8	625.7	330.2	295.5
	Fidelity & surety	10.0	0.7	5.5	16.2	4.5	11.7

	Personal Lines	191.0	119.3	62.4	372.7	65.7	307.0
	Personal auto & umbrella	162.5	83.5	45.9	291.9	65.5	226.4
	Personal property	28.5	35.8	16.5	80.8	0.2	80.6

	Total All Lines	$1,057.2	$1,333.2	$521.9	$2,912.3	$585.7	$2,326.6

Item 7. Continued

		Gross				Total	Total
Year	Operating Segment	Case	IBNR	LAE	Total	Ceded	Net

2005	Commercial Lines	$700.9	$762.2	$351.5	$1,814.6	$165.4	$1,649.2
	Workers’ compensation	387.1	344.0	69.2	800.3	131.4	668.9
	Commercial auto	103.2	109.7	44.6	257.5	6.0	251.5
	General liability	59.4	117.3	92.6	269.3	5.2	264.1
	CMP, fire & inland marine	151.2	191.2	145.1	487.5	22.8	464.7

	Specialty Lines	134.8	516.2	92.9	743.9	454.1	289.8
	Commercial umbrella	116.4	516.1	85.9	718.4	442.4	276.0
	Fidelity & surety	18.4	0.1	7.0	25.5	11.7	13.8

	Personal Lines	194.8	126.1	67.4	388.3	65.1	323.2
	Personal auto & umbrella	164.1	91.3	50.6	306.0	64.1	241.9
	Personal property	30.7	34.8	16.8	82.3	1.0	81.3

	Total All Lines	$1,030.5	$1,404.5	$511.8	$2,946.8	$684.6	$2,262.2
Reserve estimation methods
Most of the Group’s insurance policies are written on an occurrence basis which provides coverage if a loss occurs in the policy period, even if the insured reports the loss many years later. In addition, final settlement of certain claims can be delayed for years or decades due to litigation or other reasons. For example, some general liability claims are reported 10 years or more after the policy period, and the workers’ compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant’s injury up to the lifetime of the claimant. Occurrence based forms of insurance require estimation of future costs, including the effect of judicial interpretations, societal litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change in the years following the policy issuance.
Product lines are generally classified as either long-tail or short-tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short-tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time before final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty. Long-tail product lines include workers’ compensation, commercial umbrella and general liability. Short-tail lines include homeowners, property and bonds. Product lines such as personal and commercial auto and commercial multi-peril include some long-tail coverages and some short-tail coverages.
One of the key assumptions in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.
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

Item 7. Continued
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
The principal actuarial reserving methods utilized by the Group to establish loss reserves include, but are not limited to:
1.	Paid loss development methods: These methods use historical loss payments over discrete periods of time to estimate future losses. Paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

2.	Incurred loss development methods: These methods, like paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Incurred loss development methods can be preferable to paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

3.	Expected loss ratio methods: These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by premiums earned to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tail lines of business, when little or no paid or incurred loss information is available.

4.	Bornhuetter-Ferguson methods: These methods are a blend of expected loss ratio methods with paid and incurred development methods. They are useful for estimating ultimate losses in the early years for lines of business when some loss information is available.

5.	Claim count and severity methods: In these methods, claim counts are estimated similar to the paid and incurred loss development methods described above. The estimated claim counts are then multiplied by an average cost per claim (severity) to determine ultimate losses. They are useful when claim counts are available and severity is reasonably predictable.
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

Item 7. Continued
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
Reserve variability and uncertainty
There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events. However, substantial variability exists on a net of reinsurance basis. The estimate of reinsurance recoverables is considered a critical accounting estimate and discussed on pages 45 and 46 of this Annual Report on Form 10-K.
Loss reserve uncertainty is illustrated by the variability in reserve development presented in the Analysis of Development of Loss and LAE Liabilities schedule which appears on pages 11 and 12 under Item 1 of this Annual Report on Form 10-K. This schedule shows cumulative loss reserve development for each of the past ten years through December 31, 2006 on a gross and net of reinsurance basis. The development on a net of reinsurance basis as a percent of the original estimates ranges from adverse development of 18.8% of original estimates for loss reserves at year-end 2000 to favorable development of 2.3% of original estimates for loss reserves at year-end 2004 and 2005. The oldest period shown, 1996, shows adverse development of 3.9% of original loss reserves ten years after the original estimates.
To illustrate the uncertainty by operating segment, the following table provides the (favorable)/adverse amount of prior accident years’ loss reserve development by operating segment on a net of reinsurance basis for the years ended December 31, 2006, 2005 and 2004, respectively:

(Favorable)/Adverse
Operating Segment	2006	2005	2004
Commercial Lines	$(7.4)	$29.1	$(15.0)
Specialty Lines	(31.8)	(12.3)	(9.4)
Personal Lines	(13.0)	(36.9)	2.6

Total Prior Accident Years’ Development	$(52.2)	$(20.1)	$(21.8)

This table illustrates that favorable development can occur for one operating segment while adverse development occurs for another and that development from year to year can be either favorable or adverse for an operating segment.
Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in 2006, the workers’ compensation product line had adverse development of $22.3 while the commercial auto product line had favorable development of $23.5.
Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the (favorable)/adverse amount of prior accident years’ loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

Accident Period	2006	2005	2004

Accident Year 2005	$(21.2)	$—	$—
Accident Year 2004	(25.3)	(30.8)	—
Accident Year 2003	(24.3)	(32.0)	(36.9)
Accident Year 2002	(8.6)	(28.2)	(10.4)
Accident Year 2001 & prior	27.2	70.9	25.5

Total Prior Accident Years’ Development	$(52.2)	$(20.1)	$(21.8)

This table illustrates that recent accident periods have developed favorably while the older periods have developed adversely. More than half of the $27.2 of adverse development for accident years 2001 & prior in calendar year 2006 is attributed to the workers’ compensation product line. We do not believe that older accident years will always develop adversely while more recent years develop favorably. However, it should be

Item 7. Continued
understood that the accident year 2001 & prior category includes only long-tail claims, some covering many decades, and many of which are complex. Conversely, the recent accident years include a mix of claims of varying degrees of difficulty many of which are short-tail and relatively straight-forward in establishing loss reserves.
The Group does not prepare loss reserve ranges, nor does it project future variability, when determining its best estimate, although the above examples of actual historical changes in loss reserve estimates provide a measure of the uncertainty underlying the current loss reserve estimates. The loss reserve process takes all risk factors into account, but no one risk factor has been bifurcated to perform a sensitivity or variability analysis because management considers the risk factors in the aggregate. Explicit assumptions for individual risk factors are not made. The potential for reasonably possible variability in management’s reserve estimates may be viewed by applying recent historical average calendar year development to current loss reserve estimates. The following table shows what the effect on the Group’s earnings would be if the December 31, 2006 reserves developed at the same rate as the average (favorable)/adverse calendar year development of the most recent five years, net of reinsurance, for the six most significant product lines which represent 96% of total loss reserves at December 31, 2006.

		5-year Average
	Net Reserves	Calendar Year	Effect on Net
Line of Business	at 12/31/06	Development	Earnings (*)

Workers’ compensation	$687	2.7%	$12
Commercial multi-peril	488	1.8%	6
General liability	279	6.1%	11
Commercial umbrella	295	(5.7)%	(11)
Commercial automobile	254	(3.7)%	(6)
Personal automobile	218	(1.3)%	(2)

(*)	Net of tax effect at the statutory rate of 35%
An important assumption underlying reserve estimates is that the loss trends implicitly built into development patterns will continue into the future. However, an unexpected change in the underlying loss trends could impact future losses. This unexpected change could arise from a variety of sources such as a general increase in economic inflation, an increase in tort costs, increased utilization of medical procedures, increased life expectancy or many other factors. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by several such factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables by measuring the effect of a possible 1% change in future loss trends that may be caused by one or more of these factors. To demonstrate the sensitivity of loss reserves to changes in significant assumptions, the following example is presented. A 1% change has been selected as an example; actual variability could be greater or less than 1%. The estimated impact that a 1% change in loss trends would have on our net earnings is shown below for the six most significant product lines.

Effect of 1% Change
in Loss Trends
Line of Business	on Net Earnings

Workers’ compensation	$36
Commercial multi-peril	10
General liability	7
Commercial umbrella	7
Commercial automobile	4
Personal automobile	3
These changes apply in both directions, that is, when the unexpected change is both greater than or less than the underlying cost trends. They can also be extrapolated to unexpected changes greater than 1%.

Item 7. Continued
Loss and LAE risk factors
The following discussion describes certain critical risk factors that affect the estimation of loss reserves of the more significant lines of business and provides an explanation for significant changes to reserve estimates in the preceding three year period.
Workers’ Compensation
Workers’ compensation represents approximately 30% of loss reserves on a net of reinsurance basis. The coverage provided includes indemnity and medical benefits generally defined by state regulation. Indemnity benefits compensate the injured worker for wage replacement, while the medical benefits generally provide unlimited coverage for a work-related accident for the life of the claimant. Many workers’ compensation claims are small and are settled within a year or two of the accident date. However, some of the claims are serious, resulting in costs that can extend for decades. Therefore, this is considered a long-tail coverage. For workers’ compensation loss reserves net of reinsurance at year-end 2006, approximately 60% are related to claims over five years old, and approximately 40% are related to claims over ten years old.
Important risk factors affecting estimation of loss reserves for workers’ compensation include:
•	Medical cost inflation, including changes in medical technology and treatment procedures

•	Life expectancy of injured workers

•	Legislative actions and regulatory interpretations

•	Changes in the degree of legal involvement in claims settlements

•	Timing of claims reporting
Adverse loss development for workers’ compensation was $22.3, $42.0, $4.2, $9.6 and $8.8 for 2006, 2005, 2004, 2003 and 2002, respectively. The reason for the significant adverse development in 2006 and 2005 is described below.
During 2005, in response to industry wide development, the Group’s claims department reviewed permanent workers’ compensation cases to re-assess life expectancy and medical costs. The review resulted in increases to loss reserves on approximately 25% of the inventory of approximately 1,200 permanent cases. These adjustments comprise a substantial part of the $42.0 adverse development for this product line in 2005.
Our ongoing normal review of permanent cases continued in 2006. In addition, increasing medical costs including greater usage of prescription drugs led to further increased reserves. These two factors contributed to the adverse development of $22.3 in 2006.
General Liability
This line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. General liability is considered a long-tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims. In addition, this line includes asbestos and environmental exposures which are discussed in detail on the following page.
Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid indemnity amounts. Generally defense costs are outside of policy limits, meaning that amounts paid are in addition to the indemnity limits provided by the policy.
Important risk factors affecting estimation of loss reserves for general liability include:
•	The reporting lag, that is, the length of time between the event triggering coverage and the actual reporting of the claim. Claims with longer reporting lags increase uncertainty

•	The number of parties involved in the underlying tort action

•	Whether the event triggering coverage is confined to only one time period or is spread over multiple time periods

Item 7. Continued
•	The limits provided by the policy or policies covering the event

•	Changes in the litigious climate

•	Unpredictability of judicial decisions regarding coverage issues

•	The magnitude of jury awards

•	Outside counsel costs
(Favorable)/adverse loss development for general liability was $3.7, $8.1, $(0.5), $6.9 and $46.4 for 2006, 2005, 2004, 2003 and 2002, respectively. The adverse development in 2002 is primarily attributed to construction defect losses as described below.
The Group defines construction defect exposure as liability for allegations of defective work and completed operations losses from general liability policies involving multiple-units (for example, condos, townhouses, apartments, or tracts of single family homes), multiple defendants (for example, developers, general contractors, and/or sub-contractors), usually with multiple defect issues, and often involving multiple insurance carriers. Loss reserves are difficult to estimate for this exposure because of the complexity of the claims and the late reporting which often occurs many years after the policy term.
In 2002, the Group became aware of exposure to loss from construction defect exposure primarily related to business written in Arizona, Colorado and Washington in 1998 through 2002. As a result of a study by the Group’s actuaries, underwriters and claims staff, loss reserves were increased which contributed to the adverse development of $46.4 in 2002.
To mitigate future losses, the Group initiated numerous underwriting actions which included cancellation of certain policies, restrictions on writing certain types of policies, and the introduction of endorsements to business written with potential construction defect exposure. As a result, construction defect losses subsequent to 2002 have been limited.
Commercial Multi-Peril
Commercial multi-peril provides a combination of property and liability coverage and therefore includes both short and long-tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, and thus there is relatively little reserving risk. The reserving risk for this line is dominated by the liability coverage portion of this product, which is the same as the general liability product described above including asbestos and environmental exposures which are discussed in detail on the following page.
(Favorable)/adverse loss development for commercial multi-peril was $(7.7), $9.8, $1.1, $24.1 and $1.8 for 2006, 2005, 2004, 2003 and 2002, respectively. The adverse development of $24.1 in 2003 is primarily related to increased asbestos and environmental reserves as a result of a reserve study completed that year. The adverse development of $9.8 in 2005 is primarily attributed to greater loss severity than expected including several large California claims from business written prior to 1993.
Commercial Umbrella
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
Favorable loss development for commercial umbrella was $(29.0), $(11.5), $(5.1), $(15.3) and $(1.2) for 2006, 2005, 2004, 2003 and 2002, respectively. The favorable development is primarily attributed to fewer and less severe claims than expected on a net of reinsurance basis.

Item 7. Continued
Commercial Automobile
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. In general, claim reporting lags are minor, claim complexity is not a major issue and the line is viewed as high frequency, low to moderate severity. Overall, the claim liabilities for this line create a moderate estimation risk. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability and physical damage claims. These last two components have minimal loss reserve risk.
Important risk factors affecting estimation of loss reserves for commercial automobile include:
•	Changes in the frequency and severity of accidents

•	Changes in the litigious climate

•	Unpredictability of judicial decisions regarding coverage issues

•	The magnitude of jury awards
(Favorable)/adverse loss development for commercial automobile was $(23.5), $(30.6), $(18.1), $2.0 and $17.0 for 2006, 2005, 2004, 2003 and 2002, respectively. The favorable development in 2004 through 2006 is primarily attributed to fewer and less severe bodily injury claims than expected. The adverse development in 2002 is due to increased severity partly related to adverse judicial decisions on Ohio uninsured motorists cases.
Personal Automobile
The personal automobile product line has risk factors comparable to the commercial automobile product line described above. In addition, this line is subject to risk related to the effectiveness of the no-fault laws that exist in some states.
(Favorable)/adverse loss development for personal automobile was $(7.1), $(25.9), $0.5, $12.4 and $10.3 for 2006, 2005, 2004, 2003 and 2002, respectively. The favorable development in 2005 and 2006 is primarily attributed to less loss severity than expected on bodily injury claims. The adverse development in 2002 and 2003 is due to a re-assessment of automobile case reserves during the exit from the New Jersey personal automobile market beginning in 2002.
Asbestos and Environmental Liability
In recent years, asbestos and environmental liability claims have expanded greatly in the insurance industry. Historically, the Group has written small commercial accounts with a focus on contracting business thus the Group’s exposure to asbestos is related to installers and distributors as opposed to manufacturers. Consequently, the Group believes it has minimal exposure to the primary defendants involved in major asbestos litigation. The Group’s exposure to environmental liability is due to policies written prior to the introduction of the absolute pollution endorsement in the mid-1980’s and to underground storage tanks, mostly from New Jersey homeowners’ policies in recent years. The Group has limited exposure to the national priority list, a list of known or threatened releases of hazardous substances, pollutants, or contaminants throughout the United States. The Group also has limited asbestos and environmental exposures related to assumed reinsurance business written prior to 1980 with small policy limits.
In 2006, 2005 and 2004, respectively, the Group paid loss and LAE of $6.1, $7.3 and $7.0 for asbestos and environmental claims on a net of reinsurance basis. At year-end 2006 and 2005, asbestos and environmental reserves net of reinsurance were $94.4 and $95.8, respectively. The Group’s thirty-six month (2004 — 2006) survival ratios, on a net of reinsurance basis, are 14.5 years for asbestos and 13.4 years for environmental liability.

Item 7. Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Net cash provided by operations was $147.2 in 2006 compared with $267.9 and $270.6 in 2005 and 2004, respectively. The decline in cash provided by operations is primarily the result of the purchase of company owned life insurance to help offset the increase in future benefit costs, increased income tax payments, incentive plan payments and contributions to the Company’s retirement plan. The reinsurance recoverable asset decreased $108.0, primarily related to a reduction in ceded loss reserves, which declined $98.9 during 2006, a result of favorable development in the commercial umbrella product line and reduced ceded reserve cessions related to increased Group retention levels. The net cash provided by operations was essentially flat from 2005 to 2004 due primarily to continued decline in paid losses and LAE of $50.3 in 2005, a result of improved loss experience and $4.9 received from the settlement of IRS examinations. For more information on the IRS settlement, see Item 15, Note 3 — Income Taxes, in the Notes to the Consolidated Financial Statements on page 76 of this Annual Report on Form 10-K. The impact of these items were offset by a decline in net premiums written in 2005 and a decrease in reinsurance treaty funds held of $44.6. The decrease in the reinsurance treaty funds held is related to withdrawals to pay claims qualified under this contract of reinsurance, which was terminated on December 31, 2004 and is in run-off.
Investing activities used net cash of $41.6 in 2006, compared to $267.5 in 2005 and $274.4 in 2004. The reduction of the net cash used in investing of $225.9 primarily relates to a reduction in the cash provided by operations as discussed above and increased share repurchase activity and shareholder dividends as reflected in financing activities. Cash used in investing activities during 2005 and 2004 were essentially flat year to year and consistent with the cash generated from operations.
Total cash used in financing activities was $114.5 in 2006, compared to $198.5 in 2005 and cash provided of $199.5 in 2004. The increase in the quarterly shareholder dividend and increased repurchase activity of the Corporation’s common stock over prior year contributed to the cash used in financing during 2006. The primary uses of cash in financing activities in 2005 related to the repurchase or redemption of the Convertible Notes, reinstatement of the dividend to shareholders and the repurchase of the Corporation’s common stock pursuant to the authorized share repurchase program. These uses were partially offset by cash received from the exercise of stock options. The cash provided in 2004 was primarily the result of the June 2004 Senior Notes offering that raised approximately $199.0.
Overall, total cash used in 2006 was $8.9, compared with $198.1 in 2005 and cash provided of $195.7 in 2004. During 2006, the Corporation increased the quarterly shareholder dividend from $0.06 to $0.09 per share and the Board of Directors approved another share repurchase program. For additional information regarding the shareholder dividend and the share repurchase program see Part II, Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 26-28 of this Annual Report on Form 10-K.
Over the long term, the Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses and debt obligations. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies. As of December 31, 2006, approximately $206.0 of statutory surplus was not subject to prior dividend approval requirements.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2006 and 2005, the Consolidated Corporation did not have any off-balance sheet arrangements as defined by Financial Release — 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”
The following table presents the Consolidated Corporation’s obligations to make future payments under contractual obligations as of December 31, 2006:

Item 7. Continued

	Payments (including interest) Due by Period
		Less than	Years	Years	More than
Contractual Obligations	Total	1 year	2-3	4-5	5 years
Losses and benefits for policyholders*	$2,912.3	$687.3	$899.9	$500.9	$824.2
Long-term debt**	311.6	15.3	30.6	29.2	236.5
Operating leases	11.7	4.6	5.7	1.4	—
Purchase obligations	13.3	10.5	2.6	0.2	—
Other long-term liabilities	113.5	90.9	18.9	1.6	2.1

Total contractual cash obligations	$3,362.4	$808.6	$957.7	$533.3	$1,062.8

*	The amounts presented are estimates of the dollar amounts and time periods in which the Group expects to pay its gross loss and LAE reserves. These amounts are based upon historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates. See Item 15, Note 8 — Loss and Loss Reserves, in the Notes to Consolidated Financial Statements, on pages 84 and 85 of this Annual Report on Form 10-K and discussed separately above.

**	For additional disclosure, see Item 15, Note 15 — Debt, in the Notes to Consolidated Financial Statements, on pages 87 and 88 of this Annual Report on Form 10-K.
In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires a variable interest entity (VIE) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The Consolidated Corporation currently holds an equity investment, representing a 49% interest, in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with FIN 46. As a result, the entity was consolidated into the Consolidated Corporation’s financial statements during the first quarter of 2004, which resulted in a $1.6 (net of tax) charge for the cumulative effect of an accounting change. The Consolidated Corporation’s maximum exposure to loss as a result of its involvement with APM is $2.0. See Item 15, Note 17 — Variable Interest Entity, in the Notes to Consolidated Financial Statements, on page 89 of this Annual Report on Form 10-K for further discussion.
Debt
On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011. Under the terms of this new revolving credit agreement, the lenders agreed to make loans to the Corporation in an initial aggregate amount of up to $125.0 for general corporate purposes.
During 2005, the Corporation successfully completed the redemption or conversion of its Convertible Notes with minimal dilution to earnings or book value per share. For additional discussion regarding debt of the Consolidated Corporation, please refer to Item 15, Note 15 — Debt, in the Notes to Consolidated Financial Statements, on pages 87 and 88 of this Annual Report on Form 10-K.
Rating Agencies
Regularly, the financial condition of the Corporation and the Group is reviewed by four independent rating agencies, A. M. Best, Fitch, Moody’s and S&P. These agencies assign ratings and rating outlooks reflecting the agencies’ opinions of the Group’s financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. Following are the current ratings and rating outlooks of the Corporation and the Group.

	A.M. Best	Fitch	Moody's	S&P
Financial strength rating	A-	A	A3	A-

Senior unsecured debt rating	bbb-	BBB	Baa3	BBB-

Rating outlook	Positive	Stable	Positive	Stable
During 2006, the Corporation and the Group received rating upgrades from Fitch and S&P, as well as receiving rating outlook upgrades from A.M. Best and Moody’s, all of which are reflected in the above table.
Statutory Surplus
Statutory surplus, a traditional insurance industry measure of financial strength and underwriting capacity, was $1,082.7 at December 31, 2006, compared with $1,004.5 at December 31, 2005. Statutory surplus increased 7.8% from 2005 primarily from statutory net income of the Group, an increase in unrealized gains on equity securities and elimination of the additional minimum pension liability, partially offset by the payment of $195.0 of dividends to the Corporation.

Item 7. Continued
The ratio of net premiums written to statutory surplus is one of the measures used by insurance regulators to gauge the financial strength of an insurance company and indicates the ability of the Group to grow by writing additional business. At December 31, 2006, the Group’s net premiums written to surplus ratio was 1.3 to 1 compared to 1.4 to 1 in 2005.
The NAIC has developed a “Risk-Based Capital” formula for property and casualty and life insurers. The formula is intended to measure the adequacy of an insurer’s capital given the asset and liability structure and product mix of the company. As of December 31, 2006 and 2005, all insurance companies in the Group significantly exceeded the necessary capital requirements.
Reinsurance Programs
The Group maintains several programs that provide reinsurance coverage which is intended to mitigate the impact of larger losses and catastrophic events. The Group’s 2006 property per risk program covers property losses in excess of $2.0 for each and every risk with a limit of $13.0.
The Group’s casualty exposures are reinsured through several contracts. The Casualty Excess of Loss contract retention is $2.0 with limits of $4.0 per occurrence. This contract covers liability exposures for workers’ compensation, general liability, personal umbrella and commercial and personal automobile liability. The 1st and 2nd Contingency Excess of Loss contracts cover all casualty lines with retention of $6.0 and limit of $18.0. Commercial umbrella exposures are reinsured by the 1st and 2nd Cessions Excess of Loss contracts. These contracts provide retention of $2.0 and limit of $23.0 per occurrence. Workers’ compensation catastrophe exposures are reinsured with the 1st and 2nd Workers’ Compensation Catastrophe Excess of Loss contracts with retention of $12.0 and limits of $36.0 per occurrence.
The property catastrophe reinsurance program protects the Group against an accumulation of losses arising from a catastrophe. The 2006 program provides $100.0 of coverage in excess of the Group’s $25.0 retention. Over the last 20 years, only two events triggered coverage under the catastrophe reinsurance program. Both of these losses exceeded the prior retention amount of $13.0, resulting in significant recoveries from reinsurers. Reinsurance limits were purchased to cover exposure to catastrophic events having the probability of occurring approximately every 250 years. During 2006, industry catastrophe models were recalibrated in response to the 2004 and 2005 hurricane seasons. As a result, the reinsurance limits coverage was reduced to a probability of occurrence in the 150 – 200 year range.
GAI agreed to maintain reinsurance on the commercial lines business that the Group acquired from GAI and its affiliates in 1998 for loss dates prior to December 1, 1998. GAI is obligated to reimburse the Group if GAI’s reinsurers are unable to pay claims with respect to the acquired commercial lines business.
The Group purchases reinsurance for its fidelity and surety product lines as well. This program runs from April 1, 2006 to March 31, 2007. The Group’s coverage under this reinsurance program is $10.0 in excess of $5.0 per occurrence.
Reinsurance contracts do not relieve the Group of their obligations to policyholders. The collectibility of reinsurance depends on the solvency of the reinsurers at the time any claims are presented. The Group monitors each reinsurer’s financial health and claims settlement performance because reinsurance protection is an important component of the Consolidated Corporation’s financial plan. Each year, the Group reviews financial statements and calculates various ratios used to identify reinsurers who no longer meet appropriate standards of financial strength. Reinsurers who fail to meet these tests are reviewed and those that are determined by the Group to have insufficient financial strength are removed from the program at renewal. Additionally, a large base of reinsurers is utilized to mitigate concentration of risk. The Group also records an estimated allowance for uncollectible reinsurance amounts as deemed necessary. At December 31, 2006, one reinsurer accounted for 15.8% of the total reinsurance recoverable. At December 31, 2005, no reinsurer accounted for more than 15% of the reinsurance recoverable amount. As a result of these measures, amounts of uncollectible reinsurance have not been significant. For more discussion on the reinsurance recoverable asset, see Item 15, Note 6 — Reinsurance, in the Notes to Consolidated Financial Statements, on pages 82 and 83 of this Annual Report on Form 10-K.

Item 7. Continued
Effective January 1, 2007, the Group renewed the vast majority of its reinsurance program, with no significant changes in terms and conditions or reinsurers and with a less than 3.0% increase in the total cost of the program.
Investment Portfolio
The following table sets forth the distribution and other data of invested assets for the years ended December 31, 2006 and December 31, 2005.

		December 31, 2006			December 31, 2005
	Average	Amortized	Carrying	% of	Amortized	Carrying	% of
	Rating	Cost	Value	Total	Cost	Value	Total

U.S Government:
Available-for-sale	AAA	$25.2	$25.1	0.6	$25.8	$25.9	0.6
States, municipalities, and political subdivisions:
Investment grade:
Available-for-sale	AA+	1,388.0	1,408.2	33.1	1,269.7	1,277.4	30.2
Corporate securities:
Investment grade:
Available-for-sale	A	1,407.1	1,445.8	34.0	1,489.0	1,552.4	36.8
Held-to-maturity	A+	147.7	147.7	3.5	160.1	160.1	3.8
Below Investment grade:
Available-for-sale	BB	75.6	77.9	1.8	65.5	68.5	1.6

Total corporate securities		1,630.4	1,671.4	39.3	1,714.6	1,781.0	42.2

Mortgage and asset-backed securities:
Investment grade:
Available-for-sale	AAA	555.1	555.3	13.0	601.6	601.6	14.3
Held-to-maturity	AAA	88.1	88.1	2.1	104.3	104.3	2.5
Below Investment grade:
Available-for-sale		—	—	—	1.9	1.9	—

Total mortgage and asset- backed securities		643.2	643.4	15.1	707.8	707.8	16.8

Total fixed income securities		3,686.8	3,748.1	88.1	3,717.9	3,792.1	89.8
Equity securities		232.1	458.5	10.8	144.2	375.1	8.9
Cash and cash equivalents		45.6	45.6	1.1	54.5	54.5	1.3

Total investment portfolio, cash and cash equivalents		$3,964.5	$4,252.2	100.0	$3,916.6	$4,221.7	100.0

Included in the available-for-sale category of the mortgage and asset-backed securities allocation at December 31, 2006 are mortgage-backed securities with a cost of $397.3 and carrying value of $397.9. Included in the available-for-sale category of the mortgage and asset-backed securities allocation at December 31, 2005 are mortgage-backed securities with a cost of $415.5 and carrying value of $415.9. The remaining balance within this category for both 2006 and 2005 are asset-backed securities. All of the securities at both December 31, 2006 and 2005 within the held-to-maturity category of this security allocation are mortgage-backed securities.
Included in equity securities as of December 31, 2006 are common stock with a cost of $135.8 and carrying value of $360.4 and preferred stock with a cost of $96.3 and carrying value of $98.1. Included in equity securities as of December 31, 2005 are common stock with a cost of $97.3 and carrying value of $327.9 and preferred stock with a cost of $46.9 and carrying value of $47.2.

Item 7. Continued
The fixed income portfolio is allocated between investment grade and below investment grade as follows:

	December 31, 2006			December 31, 2005
	Amortized	Carrying	% of	Amortized	Carrying	% of
	Cost	Value	Fixed	Cost	Value	Fixed

Total investment grade	$3,611.2	$3,670.2	97.9	$3,650.5	$3,721.7	98.1
Total below investment grade	75.6	77.9	2.1	67.4	70.4	1.9
The fixed income portfolio is allocated between available-for-sale and held-to-maturity as follows:

Total available-for-sale fixed income securities	$3,451.0	$3,512.3	93.7	$3,453.5	$3,527.7	93.0
Total held-to-maturity fixed income securities	235.8	235.8	6.3	264.4	264.4	7.0
The excess of market value over cost at December 31, 2006 was $287.7 compared with $305.1 at December 31, 2005. The decrease in unrealized gains for 2006 was attributable to declining market values of fixed income securities as a result of rising interest rates, and the sale of certain equity securities, which had appreciated in value and had become a significant percentage of the Consolidated Corporation’s total common stock portfolio.
The consolidated fixed income portfolio, which for this purpose includes cash equivalents, has an intermediate duration and a laddered maturity structure. The duration of the fixed income portfolio was approximately 4.8 and 5.2 years as of December 31, 2006 and 2005, respectively. The Consolidated Corporation remains fully invested and does not time markets.
Fixed income securities are classified as investment grade or non-investment grade based upon the higher of the ratings provided by S&P and Moody’s. When a security is not rated by either S&P or Moody’s, the classification is based on other rating services, including the Securities Valuation Office of the NAIC. The market value of available-for-sale split-rated fixed income securities (i.e., those having an investment grade rating from one rating agency and a below investment grade rating from another rating agency) was $22.5 and $35.2 at December 31, 2006 and 2005, respectively.
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
Following is a table displaying available-for-sale non-investment grade and non-rated securities in an unrealized loss position at December 31, 2006 and December 31, 2005, respectively:

	Amortized	Fair	Unrealized
	Cost	Value	Loss

2006	$15.3	$14.8	$(0.5)
2005	$13.6	$13.2	$(0.4)
The majority of mortgage-backed security holdings included in the fixed income portfolio are in sequential structures, planned amortization class and agency pass-through securities.
Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders’ equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of December 31, 2006, the equity portfolio consisted of stocks in a total of 83 separate entities covering all ten major S&P industry sectors. Of this total, 19.0% was invested in five companies and the largest single position was 4.9% of the equity portfolio. At December 31, 2005, the equity portfolio consisted of stocks in 60 separate entities covering all ten S&P industry sectors. Of this total, 24.2% was invested in five companies and the largest single position was 5.4% of the equity portfolio.

Item 7. Continued
The investment portfolio also includes non-publicly traded securities such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at December 31, 2006 was $229.3 compared to $320.3 at December 31, 2005.
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
FORWARD-LOOKING STATEMENTS
The Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this MD&A that are not historical information, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. The operations, performance and development of the Consolidated Corporation’s business are subject to risks and uncertainties, which may cause actual results to differ materially from those contained in or supported by the forward-looking statements in this report. The risks and uncertainties that may affect the operations, performance, development and results of the Consolidated Corporation’s business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; availability of credit; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to appoint and/or retain agents; ability to achieve targeted expense savings; ability to achieve premium targets and profitability goals; and general economic and market conditions.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures for Financial Instruments
Market risk is the risk of loss resulting from adverse changes in interest rates. In addition to market risk, the Consolidated Corporation is exposed to other risks such as equity price risk, credit, reinvestment and liquidity risk. Credit risk refers to the financial risk that an obligation will not be paid and a loss will result. Reinvestment risk is the risk that interest rates will fall causing the reinvestment of interim cash flows to earn less than the original investment. Liquidity risk describes the ease with which an investment can be sold without substantially affecting the asset’s price. The sensitivity analysis below summarizes only the exposure to market risk and equity price risk.
The Consolidated Corporation strives to produce competitive returns by investing in a diversified portfolio of securities issued by high-quality companies.
Market Risk — The Consolidated Corporation has exposure to losses resulting from potential volatility in interest rates. The Consolidated Corporation attempts to mitigate the exposure to interest rate risk through active portfolio management, periodic reviews of asset and liability positions and through maintaining a laddered fixed income portfolio with an intermediate duration. Estimates of cash flows and the impact of interest rate fluctuations relating to the fixed income investment portfolio are modeled quarterly and reviewed regularly.
Equity Price Risk — Equity price risk can be separated into two elements. The first, systematic risk, is the portion of a portfolio or individual security’s price movement attributed to stock market movement as a whole. The second element, nonsystematic risk, is the portion of price movement unique to the individual portfolio or security. This risk can be further divided between characteristics of the industry and of the individual issuer. The Consolidated Corporation attempts to manage nonsystematic risk by maintaining a portfolio that is diversified across industries and companies.

Item 7A. Continued
The following tables are presented to demonstrate the sensitivity of the fair value of the Consolidated Corporation’s investment portfolio to changes in interest rates and equity values. The tables illustrate the hypothetical effect of an increase in interest rates of 100 basis points (1%) and a 10% decrease in equity values at December 31, 2006 and 2005, respectively. Interest rates or equity values may, in fact, be more volatile in the future. These rates should not be considered a prediction of future events and actual variability could be greater or less than the amounts presented. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on income, cash flow or shareholders’ equity. In addition, the analysis does not take into account any actions that may be taken to reduce the exposure in response to market fluctuations.

	Estimated	Adjusted Market Value
December 31, 2006	Fair Value	as indicated above

Interest Rate Risk:
Fixed income securities	$3,771.6	$3,609.4
Cash and cash equivalents	45.6	45.6
Equity Price Risk:
Equity securities	430.0	387.0

Total	$4,247.2	$4,042.0

	Estimated	Adjusted Market Value
December 31, 2005	Fair Value	as indicated above

Interest Rate Risk:
Fixed income securities	$3,788.2	$3,591.2
Cash and cash equivalents	54.5	54.5
Equity Price Risk:
Equity securities	375.1	337.6

Total	$4,217.8	$3,983.3

Certain assumptions are inherent in the above analysis. An instantaneous and parallel shift in interest rates and a simultaneous decline of 10% in equity prices at December 31, 2006 and 2005, are assumed. Also, it is assumed that the change in interest rates is reflected uniformly across all financial instruments. The adjusted market values are estimated using discounted cash flow analysis and duration modeling.
Item 8. Consolidated Financial Statements and Supplementary Data
See Item 15 for Index to Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm, and Schedules beginning on page 66 of this Annual Report on Form 10-K.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

The Consolidated Corporation’s management, with the participation of the Consolidated Corporation’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Consolidated Corporation’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Consolidated Corporation’s Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2006.

Item 9A. Continued
(b & c)	Management’s Report on Internal Control over Financial Reporting

The management of the Consolidated Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Consolidated Corporation’s internal control system was designed to provide reasonable assurance to the Consolidated Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Consolidated Corporation’s management assessed the effectiveness of the Consolidated Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Consolidated Corporation’s internal control over financial reporting is effective based on those criteria.

The Consolidated Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the Consolidated Corporation’s internal control over financial reporting. This report appears on page 91 of this Annual Report on Form 10-K.

(d)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Consolidated Corporation’s internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated by reference and furnished herein from those portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2007 under the headings “Election of Directors,” “Other Matters,” “Corporate Governance and Director Independence,” “Shareholder Proposals and Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Additionally, incorporated by reference and filed is the “Corporate Governance” items disclosed on the Corporation’s website at www.ocas.com.
The following table provides information for executive officers of the Corporation who are not separately reported in the Corporation’s Proxy Statement:

Item 11. Executive Compensation
Executive Officers of the Registrant

		Position with Corporation and/or
		Principal Occupation or Employment
Name	Age	During Last Five Years
Keith A. Cheesman	48	Vice President and Controller of the Corporation’s insurance subsidiaries since September 2004. Prior to that, Mr. Cheesman served as Director of Administration for Kendle International, Inc. from November 2000 to August 2004.

Lynn C. Schoel	38	Senior Vice President of Human Resources of the Corporation’s insurance subsidiaries since May 2005. Mrs. Schoel served as Assistant Vice President of Compensation of the Corporation’s insurance subsidiaries from 1999 until her current appointment as Senior Vice President of Human Resources.
Incorporated by reference and furnished herein from those portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2007 under the headings “Director Fees and Other Compensation,” “Summary Compensation Table,” “All Other Compensation Detail Table,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at 2006 Fiscal Year End Table,” “Option Exercises and Stock Vested at 2006 Fiscal Year End Table,” “Pension Benefits for Fiscal Year 2006,” “Non-Qualified Deferred Compensation Table,” “Report of the Compensation and Development Committee,” and “Report of the Audit Committee.” Also incorporated by reference and filed herein is the portion of the Corporation’s Proxy Statement under the heading “Compensation Discussion and Analysis.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference and furnished herein from those portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders of the Corporation for 2007 under the headings “Principal Shareholders,” and “Shareholdings of Directors, Executive Officers and Nominees for Election as Director,” and “Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference and furnished herein from these portions of the Corporation’s Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2007 under the heading “Corporate Governance and Director Independence.”
Item 14. Principal Accounting Fees and Services
Incorporated by reference and furnished herein from those portions of the Corporation’s Proxy Statement from the Annual Meeting of Shareholders of the Corporation for 2007 under the heading “Principal Accountant Fees” and “Policies and Procedures Regarding Pre-Approval of Accountant Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial statements and financial statement schedules required to be filed by Item 8 of this Form and Regulation S-X
(1)	The following financial statements are included herein:

Page Number
in this Report
Consolidated Balance Sheets at December 31, 2006 and 2005	67

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	68

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	69

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	70

Notes to Consolidated Financial Statements	71-89

Reports of Independent Registered Public Accounting Firm	90-91

(2) The following financial statement schedules are included herein:

Schedule I — Consolidated Summary of Investments Other than Investments in Related Parties at December 31, 2006	93

Schedule II — Condensed Financial Information of Registrant for the years ended December 31, 2006, 2005 and 2004	94

Schedule III — Consolidated Supplementary Insurance Information for the years ended December 31, 2006, 2005 and 2004	95-97

Schedule IV — Consolidated Reinsurance for the years ended December 31, 2006, 2005 and 2004	98

Schedule V — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	99

Schedule VI — Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2006, 2005 and 2004	100
(b)	Exhibits.
See Index to Exhibits on pages 101 and 102 of this Annual Report on Form 10-K.

Item 15. Continued
Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31 (in millions, except share data)	2006	2005

Assets
Investments:
Fixed income securities:
Available-for-sale, at fair value (amortized cost: $3,451.0 and $3,453.5)	$3,512.3	$3,527.7
Held-to-maturity, at amortized cost (fair value: $230.8 and $260.5)	235.8	264.4
Equity securities, at fair value (cost: $232.1 and $144.2)	458.5	375.1

Total investments	4,206.6	4,167.2

Cash and cash equivalents	45.6	54.5
Premiums and other receivables, net of allowance	316.0	309.2
Deferred policy acquisition costs	150.2	153.7
Property and equipment, net of accumulated depreciation	80.5	80.1
Reinsurance recoverable, net of allowance	633.8	741.8
Agent relationships, net of accumulated amortization	96.9	109.7
Interest and dividends due or accrued	51.2	55.0
Deferred tax asset, net	—	14.8
Other assets	117.8	77.1

Total assets	$5,698.6	$5,763.1

Liabilities
Insurance reserves:
Losses	$2,390.4	$2,435.0
Loss adjustment expenses	521.9	511.8
Unearned premiums	663.0	679.6
Debt	199.6	200.4
Reinsurance treaty funds held	117.6	150.4
Deferred tax liability, net	7.2	—
Other liabilities	243.2	359.5

Total liabilities	4,142.9	4,336.7

Shareholders’ Equity
Common stock, $.125 par value
Authorized shares: 150,000,000
Issued shares: 72,418,344 and 72,418,344	9.0	9.0
Additional paid-in capital	25.4	18.8
Accumulated other comprehensive income	194.1	178.0
Retained earnings	1,559.5	1,360.6
Treasury stock, at cost:
(Shares: 12,095,652 and 9,137,208)	(232.3)	(140.0)

Total shareholders’ equity	1,555.7	1,426.4

Total liabilities and shareholders’ equity	$5,698.6	$5,763.1

See notes to consolidated financial statements

Item 15. Continued
Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (in millions,
except share and per share data)	2006	2005	2004

Premiums and finance charges earned	$1,424.0	$1,453.6	$1,446.6
Investment income, less expenses	208.7	201.4	201.2
Investment gains realized, net	43.6	47.4	23.0

Total revenues	1,676.3	1,702.4	1,670.8

Losses and benefits for policyholders	736.5	752.3	777.6
Loss adjustment expenses	157.0	155.0	158.7
General operating expenses	454.6	475.2	503.7
Write-down and amortization of agent relationships	12.8	12.3	20.6
Amortization of deferred policy acquisition costs	329.5	338.3	365.2
Deferral of policy acquisition costs	(326.0)	(332.2)	(355.7)
Depreciation and amortization expense	11.1	11.8	13.2
Loss on retirement of convertible debt, including debt conversion expenses	—	9.0	1.0

Total expenses	1,375.5	1,421.7	1,484.3

Income before income taxes and cumulative effect of an accounting change	300.8	280.7	186.5

Income tax expense:
Current	69.5	61.3	50.0
Deferred	13.0	6.7	6.5

Total income tax expense	82.5	68.0	56.5

Income before cumulative effect of an accounting change	218.3	212.7	130.0

Cumulative effect of an accounting change, net of tax	—	—	(1.6)

Net income	$218.3	$212.7	$128.4

Average shares outstanding — basic	61,955,855	63,450,123	61,509,128

Earnings per share — basic
Net income, per share	$3.52	$3.35	$2.09

Average shares outstanding — diluted	63,392,717	67,194,425	71,508,519

Earnings per share — diluted
Net income, per share	$3.44	$3.19	$1.89

See notes to consolidated financial statements

Item 15. Continued
Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	other			Total
(in millions, except share	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
and per share data)	stock	capital	income	earnings	stock	equity

Balance, January 1, 2004	$9.0	$—	$254.7	$1,033.4	$(151.3)	$1,145.8

Net income				128.4		128.4
Change in unrealized gain, net of deferred income tax expense of $2.0			2.9			2.9
Change in minimum pension liability, net of deferred income tax expense of $0.8			1.5			1.5

Comprehensive income						132.8
Net issuance of restricted stock (55,284 shares)				(0.5)	0.7	0.2
Net issuance of treasury stock (1,196,802 shares)				0.2	15.9	16.1

Balance, December 31, 2004	$9.0	$—	$259.1	$1,161.5	$(134.7)	$1,294.9

Net income				212.7		212.7
Change in unrealized gain, net of deferred income tax benefit of $43.7			(80.9)			(80.9)
Change in minimum pension liability, net of deferred tax benefit of $0.1			(0.2)			(0.2)

Comprehensive income						131.6
Net issuance of restricted stock (101,828 shares)		1.3			1.5	2.8
Unearned stock compensation				(2.1)		(2.1)
Net issuance of treasury stock (1,180,699 shares)		6.3			15.4	21.7
Repurchase of treasury stock (1,516,105 shares)					(39.5)	(39.5)
Cash dividends paid ($0.18 per share)				(11.5)		(11.5)
Issuance of common stock pursuant to Convertible Note Transaction (See Note 15)		11.2			17.3	28.5

Balance, December 31, 2005	$9.0	$18.8	$178.0	$1,360.6	$(140.0)	$1,426.4

Net income				218.3		218.3
Other comprehensive income, net of tax
Change in unrealized gain, net of deferred income tax benefit of $6.6			(13.1)			(13.1)
Change in minimum pension liability, net of deferred tax benefit of $14.7			27.1			27.1

Comprehensive income						232.3
Adjustment to initially adopt new accounting standard for employee benefit plans, net of deferred tax liability of $1.0			2.1			2.1
Net issuance of restricted stock (19,388 shares)		1.0			0.3	1.3
Unearned stock compensation		(2.9)		2.9		—
Stock based compensation, including income tax benefit of $2.2		8.7				8.7
Net issuance of treasury stock (485,564 shares)		(0.2)			7.7	7.5
Repurchase of treasury stock (3,463,396 shares)					(100.3)	(100.3)
Cash dividends paid ($0.36 per share)				(22.3)		(22.3)

Balance, December 31, 2006	$9.0	$25.4	$194.1	$1,559.5	$(232.3)	$1,555.7

See notes to consolidated financial statements

Item 15. Continued
Ohio Casualty Corporation & Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in millions)	2006	2005	2004

Cash flows from Operating Activities:
Net income	$218.3	$212.7	$128.4
Adjustments to reconcile net income to net cash provided by operations:
Changes in:
Insurance reserves	(51.1)	154.5	141.1
Reinsurance treaty funds held	(32.8)	(44.6)	44.5
Income taxes	8.7	14.3	12.0
Premiums and other receivables	(6.8)	41.6	(2.9)
Deferred policy acquisition costs	3.5	6.1	9.5
Reinsurance recoverable	108.0	(75.3)	(73.8)
Other assets	(40.4)	(29.5)	(13.5)
Other liabilities	(48.8)	(4.2)	13.2
Loss on retirement of convertible debt, including debt conversion expenses	—	9.0	1.0
Excess tax benefits on stock-based compensation	—	4.1	—
Stock-based compensation expense	8.3	2.5	0.3
Write-down and amortization of agent relationships	12.8	12.3	20.6
Depreciation and amortization	11.1	11.8	13.2
Investment gains realized, net	(43.6)	(47.4)	(23.0)

Net cash provided by operating activities	147.2	267.9	270.6

Cash Flows from Investing Activities:
Purchases of securities:
Fixed income, available-for-sale	(853.5)	(1,521.9)	(1,702.3)
Fixed income, held-to-maturity	(0.5)	(0.9)	(1.9)
Equity	(151.9)	(57.5)	(43.3)
Proceeds from sales of securities:
Fixed income, available-for-sale	718.7	1,112.6	1,262.5
Equity	108.0	51.7	56.8
Proceeds from maturities and calls of securities:
Fixed income, available-for-sale	121.6	121.4	103.6
Fixed income, held-to-maturity	27.6	35.9	53.3
Equity	—	—	3.4
Property and equipment:
Purchases	(12.2)	(10.7)	(8.3)
Sales	0.6	1.9	1.8

Net cash used in investing activities	(41.6)	(267.5)	(274.4)

Cash Flows from Financing Activities:
Debt:
Repayments	(0.7)	(160.3)	(13.0)
Proceeds from the issuance of senior notes	—	—	199.3
Payment of issuance costs	—	—	(1.3)
Payment for deferred financing cost	(0.5)	—	—
Loss on retirement of convertible debt, including conversion expense	—	(3.6)	(0.6)
Proceeds from exercise of stock options	5.8	15.8	15.1
Repurchase of treasury stock	(98.7)	(38.9)	—
Excess tax benefits on stock-based compensation	1.9	—	—
Dividends paid to shareholders	(22.3)	(11.5)	—

Net cash (used in) provided by financing activities	(114.5)	(198.5)	199.5

Net (decrease)/increase in cash and cash equivalents	(8.9)	(198.1)	195.7
Cash and cash equivalents, beginning of year	54.5	252.6	56.9

Cash and cash equivalents, end of year	$45.6	$54.5	$252.6

Additional disclosures:
Interest and related fees paid	$14.9	$19.7	$17.0
Income taxes paid, net of refunds	71.8	49.0	44.5
See notes to consolidated financial statements

Notes to Consolidated Financial Statements
(All dollars in millions, except share and per share data, unless otherwise stated)
NOTE 1 — Summary of Significant Accounting Policies
A. Nature of Business
Ohio Casualty Corporation (the Corporation) is the holding company of The Ohio Casualty Insurance Company (the Company), which is one of six property-casualty insurance companies that make up Ohio Casualty Group (the Group), collectively the “Consolidated Corporation.” The primary products sold consist of insurance for personal auto, homeowners, commercial property, commercial auto, workers’ compensation and other miscellaneous lines. The Group operates through the independent agency system in over 40 states, with 29.3% of its 2006 net premiums written generated in the states of New Jersey (11.0%), Pennsylvania (9.8%) and Kentucky (8.5%).
B. Principles of Consolidation
The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles and include the accounts of the Corporation and its subsidiaries (the Company, West American Insurance Company, Ohio Security Insurance Company, American Fire and Casualty Company, Avomark Insurance Company and Ohio Casualty of New Jersey, Inc.). In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) Interpretation 46R (FIN 46R) a variable interest entity has also been included in the consolidated financial statements of the Consolidated Corporation. See Note 17 for further details on the variable interest entity. All significant inter-company transactions have been eliminated. Certain reclassifications have been made to prior years to conform to the current year’s presentation.
C. Investments
Fixed income securities are classified into either the held-to-maturity category, the available-for-sale category or the trading category. Fixed income securities classified as held-to-maturity are carried at amortized cost because management has the ability and positive intent to hold the securities until maturity. Available-for-sale securities are those securities that are not classified as either held-to-maturity or trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred tax. Premiums and discounts on fixed income securities are amortized or accreted using the interest method; mortgage and asset-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Variations from prepayment assumptions will affect the life and yield of these securities. Fair values of fixed income securities are determined on the basis of dealer or market quotations or comparable securities on which quotations are available. Equity securities are categorized as available-for-sale and are carried at quoted market values and include nonredeemable preferred stocks and common stocks.
     The Consolidated Corporation regularly evaluates all investments based on current economic conditions (including the interest rate environment), credit loss experience and other specific developments. The Consolidated Corporation monitors the difference between the cost and estimated fair value of investments to determine whether a decline in value is temporary or other than temporary in nature. The assessment of whether a decline in fair value is considered temporary or other than temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security as well as management’s intent related to its ability to hold the security. If a decline in the fair value of a security is determined to be other than temporary, it is treated as a realized loss and the cost basis of the security is reduced to its then estimated fair value.
     Realized gains or losses on disposition of investments are determined on the basis of the cost or amortized cost of specific investments sold on the trade date basis.
     See Note 2 for further details regarding investments.
D. Fair Value of Financial Instruments
The carrying amounts of the Consolidated Corporation’s financial instruments include cash and cash equivalents which approximate fair value at December 31, 2006 and 2005. The fair value of the Senior Notes is based on quoted market prices. As of December 31, 2006, the fair value and carrying value of the Senior Notes was $214.6 and $198.0, respectively. As of December 31, 2005, the fair value and carrying value of the Senior Notes was $213.8 and $197.7, respectively.
E. Premiums
Property and casualty insurance premiums are earned principally on a monthly pro rata basis over the term of the policy; the premiums applicable to the unexpired terms of the policies are included in unearned premium reserve. Premiums receivable represents amounts due on insurance policies. The premiums receivable balance is presented net of bad debt allowances of $1.5 and $4.2 at December 31, 2006 and 2005, respectively.
F. Deferred Policy Acquisition Costs
Acquisition costs incurred at policy issuance net of applicable reinsurance ceding commissions are deferred and amortized over the term of the policy in order to facilitate a matching of revenues and expenses. Acquisition costs which are deferred consist principally of commissions, premium taxes, salaries and certain other underwriting expenses that vary directly with the acquisition of insurance contracts. Quarterly, an analysis of the deferred policy acquisition costs is performed in relation to the expected recognition of revenues including investment income to determine if deferred costs can be recovered through future revenue streams. No recoverability issues were indicated in the periods presented. Amortization of deferred policy acquisition costs was $329.5, $338.3 and $365.2 for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized portions of deferred policy acquisition costs at December 31, 2006 and 2005 was $150.2 and $153.7, respectively.
G. Property and Equipment
Property and equipment are carried at cost less accumulated depreciation of $183.0 and $177.2 at December 31, 2006 and 2005, respectively. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over an estimated useful life of 32 years; furniture and equipment over a three to seven year useful life. Depreciation expense was $6.4, $7.3 and $8.9 in 2006, 2005 and 2004, respectively.
H. Internally Developed Software
In accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Group capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software projects. Costs such as maintenance, training, data conversion, overhead and general and administrative are expensed as incurred. Management believes the expected future value of the assets exceeds the carrying value. Management evaluates the assets on an annual basis for impairment. The costs associated with the software are amortized on a straight-line basis over an estimated useful life ranging from five to ten years commencing when the software is substantially complete and ready for its intended use. Capitalized software costs and accumulated amortization in the consolidated balance sheets were $65.6 and $20.6 at December 31, 2006, and $58.5 and $15.9 at December 31, 2005, respectively. Amortization expense was $4.7, $4.5 and $4.3 in 2006, 2005 and 2004, respectively.
I. Agent Relationships
The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The asset represents the excess of cost over the fair value of net assets acquired. Agent relationships are amortized on a straight-line basis over a twenty-five year period. Agent relationships are evaluated quarterly in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as events or circumstances, such as cancellation of agents, indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses involves significant management judgments to evaluate the capacity of an acquired agent relationship to perform within projections. If future projected undiscounted cash flows are insufficient to recover the carrying amount of the asset, an impairment loss is recognized in earnings in the then current period. See Note 13 for further details regarding the agent relationships asset.
J. Loss Reserves
The reserves for unpaid losses and loss adjustment expenses (LAE) are based on estimates of ultimate claim costs, including claims incurred but not reported (IBNR), salvage and subrogation and inflation without discounting. For reported losses, a case reserve is established within the parameters of coverage provided in the insurance policy. Reserves are reviewed quarterly using generally accepted actuarial techniques and any resulting adjustments are reflected in the then current earnings. The estimates are developed using the facts in each case, experience with similar cases and the effects of current developments and anticipated trends. Accordingly there can be no assurance that the ultimate liability will not vary significantly from such estimates. See Note 8 for further details regarding loss reserves.
K. Reinsurance
In the normal course of business, the Group seeks to diversify risk and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Group records its ceded reinsurance transactions on a gross basis by recording an asset as reinsurance recoverable for estimates of paid and unpaid losses, including estimates for losses incurred but not reported. The Group evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering the reinsurance ceded, the Group would remain liable. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of an allowance of $3.7 as of December 31, 2006 and 2005, respectively. Under the reinsurance program in effect prior to January 1, 2005, the Group is also required to maintain a reinsurance treaty fund as stipulated by the first layer casualty treaty. Under this program, the Group deposited premium into the fund and made withdrawals to pay claims that qualify for that contract of reinsurance. Interest from the securities held in the fund is shared with the reinsurers. The securities held by the fund are recorded as assets with a corresponding liability on the Consolidated Corporation’s balance sheets. The ceded reinsurance transactions are recorded in the same manner as all other cessions. See Note 6 for further details regarding reinsurance.
L. Income Taxes
The Consolidated Corporation files a consolidated federal income tax return. The Consolidated Corporation records deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The principal assets and liabilities giving rise to such differences are net unrealized gains/losses on securities, loss reserves, unearned premium reserves, deferred policy acquisition costs, post retirement benefits and accruals not currently deductible. The Consolidated Corporation reviews its deferred tax assets for recoverability. At December 31, 2006 and 2005, the Consolidated Corporation was able to demonstrate that the benefit of its deferred tax assets is fully realizable and, therefore, no valuation allowance is required. See Note 3 for further details regarding income taxes.
M. Share Based Compensation
Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under SFAS 123(R), “Share-Based Payment.” SFAS 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. See Note 5 regarding additional information on the adoption of SFAS 123(R). In 2005 and 2004, the Consolidated Corporation accounted for stock based compensation issued to employees in accordance with APB No. 25. Under APB 25, the Consolidated Corporation recognized expense based on the intrinsic value of stock based compensation. Had the Consolidated Corporation adopted the income statement recognition requirements of SFAS 123 “Accounting for Stock Based Compensation,” the Consolidated Corporation’s net income and earnings per share would have been reduced to the pro forma amounts disclosed below:

	2005	2004

Net income
As reported:	$212.7	$128.4
Add: Stock-based employee compensation reported in net income, net of related tax effect	1.6	0.3
Deduct: Total stock-based employee compensation, net of related tax effects	5.8	6.4

Pro Forma:	$208.5	$122.3

Basic EPS
As reported:	$3.35	$2.09
Pro Forma:	$3.29	$1.99
Average shares outstanding – basic	63,450,123	61,509,128
Diluted EPS*
As reported:	$3.19	$1.89
Pro Forma	$3.13	$1.81
Average shares outstanding – diluted	67,194,425	71,508,519

*	Diluted EPS has been adjusted for the effect of EITF Issue No. 04-8 in 2005 and 2004. See Note 9 for more details.
N. Insurance Assessments
The Group accrues a liability for insurance related assessments in accordance with SOP 97-3 “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” As of December 31, 2006 and 2005, the undiscounted liability for these assessments was $13.1 and $11.9, respectively. A portion of these assessments are recoupable by the Group based upon premium tax credits or policyholder surcharges. In accordance with SOP 97-3, the Group has established an asset of $4.0 and $3.7 at December 31, 2006 and 2005, respectively. These amounts are expected to be realized in the near future as premium tax credits are used on the tax returns for the respective states and/or policyholder surcharges are collected.
O. Earnings Per Share
Earnings per share of common stock is calculated in accordance with the provisions of SFAS 128 “Earnings per Share” and is presented using basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common stock shares outstanding during the period. Diluted earnings per share includes the effect of the assumed exercise of dilutive common stock options, the effects of earned stock based compensation and for 2005 and 2004, the convertible debt impact based upon the “if-converted” method as prescribed in Emerging Issues Task Force (EITF) 04-8. See Note 9 for the impact of EITF 04-8 on years 2005 and 2004.
P. Adoption of SFAS 158
In December 2006, the Consolidated Corporation adopted the recognition and disclosure provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS Statements No. 87, 88, 106 and 132(R).” See Note 4 for additional discussion relating to this adoption.
Q. Cash and Cash Equivalents
Cash equivalents are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase. As of December 31, 2006 and 2005, the Group had $0.8 and $3.7, respectively, of cash held in escrow or otherwise subject to withdrawal restrictions.
R. Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE 2 — Investments
Investment income is summarized as follows:

	2006	2005	2004

Investment income from:
Fixed income securities	$209.4	$207.3	$208.3
Equity securities	12.4	9.6	9.1
Cash equivalents	2.0	3.2	2.4

Total investment income	223.8	220.1	219.8
Investment expenses	15.1	18.7	18.6

Investment income, less expenses	$208.7	$201.4	$201.2

     The gross realized gains and losses were as follows:

	Gross	Gross	Net
	Realized	Realized	Realized
December 31	Gains	(Losses)	Gains

2006	$63.6	$(20.0)	$43.6
2005	63.6	(16.2)	47.4
2004	50.6	(27.6)	23.0
     Included in realized losses were the write-down of securities for other than temporary declines in market value of $13.4, $2.4 and $8.7, in 2006, 2005 and 2004, respectively.
     During 2003, the Consolidated Corporation transferred $368.8 of its fixed income securities from the available-for-sale category into the held-to-maturity category at fair value, which resulted in a $20.9 unrealized holding gain. The remaining unamortized unrealized holding gain of $7.8 and $10.1 as of December 31, 2006 and 2005, respectively, is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. This unrealized holding gain is being amortized over the remaining life of the securities. This transfer was made as the Consolidated Corporation had both the ability to hold investments to maturity and the positive intent to do so. As of December 31, 2006 and 2005, the amortized cost of the held-to-maturity portfolio was $235.8 and $264.4, respectively. The reduction for the year was a result of scheduled payments and maturities on the securities held in this classification.
     Changes in unrealized (losses)/gains on investments in securities are summarized as follows:

	2006	2005	2004

Change in unrealized (losses)/gains:
Fixed income securities	$(15.2)	$(97.8)	$(1.7)
Equity securities	(4.5)	(27.6)	7.4
Cash equivalents	—	0.8	(0.8)

Deferred tax benefit/(expense)	6.6	43.7	(2.0)

Change in net unrealized (losses)/gains	$(13.1)	$(80.9)	$2.9

     The amortized cost and estimated fair values of investments in available-for-sale fixed income securities, equity securities (common and preferred stock) and cash and cash equivalents are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	(Losses)	Value

Fixed income securities:
U.S. Government	$25.2	$0.2	$(0.3)	$25.1
States, municipalities and political subdivisions	1,388.0	21.2	(1.0)	1,408.2
Corporate securities	1,482.7	46.3	(5.3)	1,523.7
Mortgage and asset-backed securities:
U.S. Government Agency	14.9	—	—	14.9
Other	540.2	2.5	(2.3)	540.4

Subtotal	3,451.0	70.2	(8.9)	3,512.3
Equity securities	232.1	227.7	(1.3)	458.5
Cash and cash equivalents	45.6	—	—	45.6

Total	$3,728.7	$297.9	$(10.2)	$4,016.4

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	(Losses)	Value

Fixed income securities:
U.S. Government	$25.8	$0.3	$(0.2)	$25.9
States, municipalities and political subdivisions	1,269.7	11.2	(3.5)	1,277.4
Corporate securities	1,554.5	72.2	(5.8)	1,620.9
Mortgage and asset-backed securities:
U.S. Government Agency	33.5	0.1	(0.4)	33.2
Other	570.0	4.1	(3.8)	570.3

Subtotal	3,453.5	87.9	(13.7)	3,527.7
Equity securities	144.2	232.3	(1.4)	375.1
Cash and cash equivalents	54.5	—	—	54.5

Total	$3,652.2	$320.2	$(15.1)	$3,957.3

     The amortized cost and estimated fair values of investments in held-to-maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	(Losses)	Value

Fixed income securities:
Corporate securities	$147.7	$1.4	$(4.3)	$144.8
Mortgage-backed securities	88.1	—	(2.1)	86.0

Total	$235.8	$1.4	$(6.4)	$230.8

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	(Losses)	Value

Fixed income securities:
Corporate securities	$160.1	$1.8	$(4.0)	$157.9
Mortgage-backed securities	104.3	0.2	(1.9)	102.6

Total	$264.4	$2.0	$(5.9)	$260.5

     For securities in an unrealized loss position, the Consolidated Corporation evaluates the difference between the cost/amortized cost and estimated fair value of the security to determine whether a decline in value is temporary or other than temporary in nature. Securities that had a relatively high degree of decline in value and/or securities that had been in unrealized loss positions for longer, continuous periods of time are more closely reviewed. This assessment includes many factors such as the issuing entity’s financial position, financial flexibility, future prospects, management competence, and industry fundamentals. Based on this review, the Consolidated Corporation makes a judgment as to whether the decline in value is temporary or other than temporary.
     The following table summarizes, for all securities in an unrealized loss position, the gross unrealized loss by the length of time the securities have continuously been in an unrealized loss position as of December 31:

2006
Available-for-sale securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Fixed income securities:
U.S. government	$17.6	$(0.3)	$—	$—	$17.6	$(0.3)
States, municipalities and political subdivisions	85.1	(0.3)	80.9	(0.7)	166.0	(1.0)
Corporate securities	175.0	(2.1)	115.5	(3.2)	290.5	(5.3)
Mortgage and asset-backed securities	192.4	(0.8)	125.9	(1.5)	318.3	(2.3)

Subtotal	470.1	(3.5)	322.3	(5.4)	792.4	(8.9)

Equity securities	25.7	(1.0)	10.4	(0.3)	36.1	(1.3)

Total	$495.8	$(4.5)	$332.7	$(5.7)	$828.5	$(10.2)

Held-to-maturity securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Fixed income securities:
Corporate securities	$—	$—	$116.2	$(4.3)	$116.2	$(4.3)
Mortgage-backed securities	—	—	71.0	(2.1)	71.0	(2.1)

Total	$—	$—	$187.2	$(6.4)	$187.2	$(6.4)

2005
Available-for-sale securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Fixed income securities:
U.S. government	$16.3	$(0.2)	$—	$—	$16.3	$(0.2)
States, municipalities and political subdivisions	427.7	(3.2)	13.9	(0.3)	441.6	(3.5)
Corporate securities	278.1	(5.3)	17.2	(0.5)	295.3	(5.8)
Mortgage and asset-backed securities:
Government	28.5	(0.4)	—	—	28.5	(0.4)
Other	274.0	(3.3)	13.1	(0.5)	287.1	(3.8)

Subtotal	1,024.6	(12.4)	44.2	(1.3)	1,068.8	(13.7)

Equity securities	27.4	(0.9)	1.8	(0.5)	29.2	(1.4)

Total	$1,052.0	$(13.3)	$46.0	$(1.8)	$1,098.0	$(15.1)

Held-to-maturity securities with unrealized losses:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Fixed income securities:
Corporate securities	$66.9	$(1.9)	$56.6	$(2.1)	$123.5	$(4.0)
Mortgage-backed securities	66.6	(1.2)	19.0	(0.7)	85.6	(1.9)

Total	$133.5	$(3.1)	$75.6	$(2.8)	$209.1	$(5.9)

     Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.
     As part of its evaluation of the aggregate $16.6 unrealized loss on securities in the investment portfolio at December 31, 2006, management performed a more intensive review of securities with a higher unrealized loss percentage when compared with their cost or amortized cost. Based on this review of each security, management believes that unrealized losses on these securities were temporary declines in value at December 31, 2006. In the table above, there are approximately 308 securities represented. Of this total, 19 securities have unrealized loss positions greater than 5% of their market values at December 31, 2006, with none exceeding 20%. This group represents $3.0, or 18% of the total unrealized loss position. Of this group, ten securities representing approximately $1.9 in unrealized losses have been in an unrealized loss position for less than twelve months. Of the remaining nine securities in an unrealized loss position for longer than twelve months totaling $1.1, management believes they will recover the cost basis of these securities, and has both the intent and ability to hold the securities until they mature or recover in value. All securities are monitored by portfolio managers who consider many factors, as described above, when evaluating whether the decline in fair value is temporary. In addition, management considers whether it is probable that all contract terms of the security will be satisfied and whether the unrealized loss position is due to changes in the interest rate environment. Should management subsequently conclude the decline in fair value is other than temporary, the book value of the security is written down to the then fair value with the realized loss recognized in the consolidated statements of income.
     Gross gains of $6.0, $20.7 and $11.8 and gross losses (including impairments) of $19.0, $14.2 and $27.5 were realized on fixed income securities in 2006, 2005 and 2004, respectively.
     The Group is required to hold investments on deposit with regulatory authorities in various states. As of December 31, 2006 and 2005, these investments had a fair value of $51.6 and $53.8, respectively.
     The amortized cost and estimated fair value of fixed income securities at December 31, 2006, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
Available-for-sale	Cost	Value

Due in one year or less	$116.0	$116.6
Due after one year through five years	725.9	745.1
Due after five years through ten years	1,117.5	1,132.4
Due after ten years	936.5	962.9
Mortgage and asset-backed securities:
U.S. Government Agency	14.9	14.9
Other	540.2	540.4

Total	$3,451.0	$3,512.3

		Estimated
	Amortized	Fair
Held-to-maturity	Cost	Value

Due in one year	$2.6	$2.6
Due after one year through five years	35.4	34.4
Due after five years through ten years	81.0	77.8
Due after ten years	28.7	30.0
Mortgage-backed securities:
Other	88.1	86.0

Total	$235.8	$230.8

NOTE 3 — Income Taxes
     The effective income tax rate was less than the statutory corporate tax rate of 35% for 2006, 2005 and 2004 for the following reasons:

	2006	2005	2004

Tax at statutory rate	$105.3	$98.2	$65.3
Tax exempt interest	(19.3)	(15.8)	(5.8)
Dividends received deduction (DRD)	(2.6)	(1.7)	(1.8)
Proration of DRD and tax exempt interest	3.1	2.9	1.0
Settlement of IRS examinations	—	(15.2)	—
Other	(4.0)	(0.4)	(2.2)

Actual tax expense	$82.5	$68.0	$56.5

Income taxes payable were $10.8 and $17.3 at December 31, 2006 and 2005, respectively.
     The components of the net deferred tax (liability)/asset were as follows:

	2006	2005

Unearned premium proration	$44.4	$45.2
Postretirement benefits	31.2	33.3
Discounted loss and loss expense reserves	90.7	97.5
Other	30.1	27.4

Total deferred tax assets	196.4	203.4

Deferred policy acquisition costs	(52.6)	(53.8)
Unrealized gains on investments	(103.9)	(110.5)
Other	(47.1)	(24.3)

Total deferred tax liabilities	(203.6)	(188.6)

Net deferred tax (liability)/asset	$(7.2)	$14.8

     The Consolidated Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance was necessary for either period presented.
     The Consolidated Corporation was recently examined by the Internal Revenue Service (IRS) for the tax years 2002 and 2003. The Consolidated Corporation does not expect that the ultimate settlement of this examination will have a significant adverse impact on its financial position or results of operations.
     At December 31, 2004, the Consolidated Corporation disclosed it had been examined by the IRS for the tax years 1997 to 2001 and was then in the process of finalizing a settlement. On August 25, 2005, the IRS issued notification to the Consolidated Corporation that a settlement concerning its examination of these tax years was approved. This settlement resulted in a $2.7 net tax benefit related to realized capital gains, as well as interest income of $0.9. In conjunction with the IRS settlement, the Consolidated Corporation reversed $9.1 ($8.0 related to realized capital gains and $1.1 related to operations) of book tax reserves.
     Additionally, on September 28, 2005, the IRS advised the Consolidated Corporation that it accepted a protective claim for refund for the 1996 tax year related to adjustments resulting from the 2003 settlement of the IRS examination of the 1995 tax year. The acceptance of this protective refund claim resulted in a $3.4 net tax benefit related to operations and interest income of $1.6 million during 2005.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Consolidated Corporation will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Consolidated Corporation does not expect the adoption of FIN 48 to have a significant impact on its financial position or results of operations.
NOTE 4 — Employee Benefit Plans
The Company has a non-contributory defined benefit retirement plan, a contributory health care plan, life and disability insurance plans and a savings plan, all covering substantially all employees. Benefit expenses associated with these plans are as follows:

	2006	2005	2004

Employee benefit costs (benefit):
Retirement plan	$2.6	$4.0	$3.8
Postretirement plan	(3.1)	(2.7)	0.1
Health care insurance	12.2	13.5	14.9
Life and disability insurance	1.7	2.1	2.0
Savings plan	13.5	15.0	6.6

Total	$26.9	$31.9	$27.4

     In December 2006, the Consolidated Corporation adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS Statements No. 87, 88, 106, and 132(R).” This Statement requires the Consolidated Corporation to recognize the funded status of its retirement plan and postretirement health care plan on the consolidated balance sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income (AOCI), net of tax. The adjustment to AOCI at adoption represents the net unrecognized actuarial losses and unrecognized prior service credits, both of which were previously netted against the respective plans’ funded status in the consolidated balance sheets pursuant to the provisions of SFAS 87 and SFAS 106. Consistent with the provisions of SFAS 158, these amounts will be subsequently recognized as expense pursuant to the Consolidated Corporation’s historical accounting policy for amortizing such amounts with a corresponding offset to AOCI. Actuarial gains and losses which arise in periods subsequent to December 31, 2006 will be recognized as a component of AOCI and will be amortized on the same basis as the amounts recognized in AOCI at adoption of SFAS 158. This requirement is the first phase of implementing SFAS 158. The second phase of SFAS 158, which requires the measurement date of the plans to coincide with the year end date of the Consolidated Corporation, is effective for fiscal years ending after

December 15, 2008. The Consolidated Corporation is evaluating the method of implementing and the impact this phase of SFAS 158 will have on its consolidated financial statements. The effect of adopting the provisions of the first phase of SFAS 158 on the consolidated balance sheet as of December 31, 2006 is presented in the table below. The adoption of SFAS 158 had no effect on the consolidated statement of income for the year ended December 31, 2006, or for any period presented.
As of December 31, 2006

	Effect of adopting SFAS 158
	Prior to		Other post-	As reported at
	adopting	Retirement	retirement	December 31,
	SFAS 158	plans	plans	2006
Other assets	$154.9	$(37.1)	$—	$117.8

Total assets	5,735.7	(37.1)	—	5,698.6

Deferred tax liability	6.2	(13.2)	14.2	7.2
Total other liabilities	283.4	0.4	(40.6)	243.2

Total liabilities	4,182.1	(12.8)	(26.4)	4,142.9

AOCI:
Prior service credit	—	16.4	27.7	44.1
Net actuarial (loss)	—	(40.7)	(1.3)	(42.0)

Total AOCI	192.0	(24.3)	26.4	194.1

Total shareholders’ equity	$1,553.6	$(24.3)	$26.4	$1,555.7

     The portion of unrecognized actuarial loss and prior service credits expected to be recognized in net periodic pension cost during the year ending December 31, 2007 is $2.8 ($1.8 net of tax) and $2.3 ($1.5 net of tax), respectively. The portion of unrecognized prior service credit expected to be recognized in net periodic postemployment cost during the year ending December 31, 2007 is $6.1 ($3.9 net of tax).
Defined Benefit Retirement Plan
The eligibility requirements of the Company’s non-contributory defined benefit retirement plan provide for retirement benefits accrued after June 30, 2004 which are generally payable to eligible employees upon termination of employment so long as they have completed five years of vesting service. Retirement benefits accrued through June 30, 2004 under the defined benefit plan are generally payable to eligible employees upon retirement at age 65 so long as they have completed five years of vesting service or in reduced amounts upon retirement prior to age 65 so long as they have completed ten years of vesting service. A retiree’s benefit amount is based upon their June 30, 2004 accrued benefit, if any, the years of credited service after June 30, 2004 and before age 50, if any, the years of credited service after June 30, 2004 and after attaining age 50, if any, and final average compensation for the five consecutive calendar years of highest salary during the last ten years of service immediately prior to age 65 or, if greater, the average annual compensation paid during the 60 consecutive month period immediately preceding retirement or other termination of employment.
     The net periodic pension cost is determined as follows:

	2006	2005	2004

Service cost earned during the year	$8.4	$7.3	$7.7
Interest cost on projected benefit obligation	17.3	17.3	16.8
Expected return on plan assets	(26.0)	(21.9)	(21.6)
Amortization of accumulated losses	4.0	3.6	2.7
Amortization of unrecognized prior service credits	(2.1)	(2.3)	(1.9)
Curtailment	—	—	0.1
Settlement	1.0	—	—

Net periodic pension cost	$2.6	$4.0	$3.8

     During 2006, the Company’s former CEO made a lump sum benefit plan payment election, pursuant to the terms of the Benefit Equalization Plan, which resulted in an increase to net periodic pension cost of $1.0. This lump sum benefit plan payment is accounted for as a “settlement” pursuant to the provisions of SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.”
     The following data in the tables below are measured as of September 30, 2006 and 2005, the measurement date. Changes in the projected benefit obligation during the year are as follows:

	2006	2005

Benefit obligation at beginning of year	$323.3	$299.5

Service cost	8.4	7.3
Interest cost	17.3	17.3
Actuarial (gain)/loss	(2.7)	17.5
Benefits paid	(20.1)	(18.3)

Benefit obligation at end of year	$326.2	$323.3

     Changes in retirement plan assets during the year are as follows:

	2006	2005

Fair value of plan assets at beginning of year	$289.2	$262.8

Actual return on plan assets	28.5	34.6
Benefits paid	(20.1)	(18.3)
Employer contributions as of measurement date	38.3	10.1

Fair value of plan assets at end of year	$335.9	$289.2

     A summary of the projected benefit obligation, fair value of plan assets and funded status as of the measurement date is as follows:

	2006	2005

Fair value of plan assets	$335.9	$289.2
Projected benefit obligation	326.2	323.3

Funded status	$9.7	$(34.1)

     The funded status in the above table includes an $11.5 prepaid pension asset for the retirement plan and a $1.8 accrued liability for the Benefit Equalization Plan, a non-qualified plan, at December 31, 2006. The accumulated benefit obligation as of December 31, 2006 and 2005 is $320.8 and $319.4, respectively.

     For the calendar year ended December 31, 2006 and 2005 the Company contributed $19.0 and $26.2, respectively, to its retirement plan. The Company is currently evaluating whether any contributions to this plan will be made during the 2007 calendar year. No plan assets are expected to be returned to the Company during the year ending December 31, 2007.
     The following table provides the reconciliation of the funded status to the prepaid pension asset as of December 31, 2005.

2005

Funded status	$(34.1)
Unrecognized net loss	73.2
Unrecognized prior service credit	(27.5)
Employer contribution after measurement date	18.0

Prepaid pension asset, net of accrued liability	$29.6

     The net prepaid pension asset, reflected in the above table, at December 31, 2005 consists of an accrued prepaid asset of $30.8, for the retirement plan and an accrued liability of $1.2, respectively, for the Benefit Equalization Plan.
     Total benefit payments expected to be paid to retirement plan participants, which includes estimated future service, are as follows:

2007	$19.9
2008	20.4
2009	21.2
2010	22.2
2011	25.2
2012 - 2017	135.5

Total 2007-2017	$244.4

     Management of the Company reviews the assumptions used in the actuarial valuation on an annual basis, or more frequently as deemed necessary. Management believes the assumptions listed below are reasonable and appropriate based upon the current level of interest rates for high-quality debt securities, average future rate of return on the plan’s target asset allocation and underlying compensation levels and merit increases.

	2006	2005	2004

Measurement date	9/30/06	9/30/05	9/30/04
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Discount rate on plan benefit obligations	5.90%	5.50%	5.95%
Expected future rate of salary increases	4.00%	4.00%	4.00%
     The Company considered the current level of expected returns on risk free investments, primarily government bonds, the historical level of the risk premium associated with the other asset classes and the expectations for future returns of each asset class when developing the expected long-term rate of return on assets assumption. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.
     In determining the discount rate assumption, the Company utilized current market information including analysis of the Moody’s Aa Corporate Bond Index Rate, analysis provided by plan actuaries and independent survey data on similarly positioned companies. As regards to the analysis provided by plan actuaries, a discounted cash flow model of the plan’s benefit obligations was developed using an interest rate yield curve to make judgments regarding the appropriate discount rate for both its pension and post-retirement medical benefit obligations. The yield curve is comprised of the highest quartile yielding bonds with at least an “Aa” rating and with maturities primarily between zero and thirty years.
     The Company considered future changes attributable to general price levels, productivity, seniority, promotion, and other factors when developing the salary increase assumption. In addition, the Company compares long-term salary increase estimates to its actual history. Based on 2006 budgeted salary and merit increases, as well as future estimated increases, the Company maintained its expected future rate of salary increase at 4.0%.
     The Company’s targeted ranges of asset allocation for the retirement plan at September 30, 2006 and 2005, the measurement date, by asset category are as follows:

	2006	2005
Equity securities	51-75%	51-75%
Fixed income securities	25-35%	25-35%
Real estate	8-12%	8-12%
Cash	0-5%	0-5%
     The retirement plan’s weighted-average asset allocation at September 30, 2006 and 2005, the measurement date, by asset category is as follows:

	2006	2005

Equity securities	60.4%	61.0%
Fixed income securities	28.6%	25.4%
Real estate	9.8%	9.5%
Cash	1.2%	4.1%

Total	100.0%	100.0%

     Investments are diversified among capitalization and style within the equity portfolio. Up to 18% of the retirement plan’s portfolio may be invested in financial markets outside of the United States. In order to minimize equity risk, limitations are placed on the overall amount that can be invested in a single stock at both cost and market value. Equity investments are also diversified across the various economic sectors. To further diversify risk, approximately 9.8% of the portfolio is allocated to real estate at December 31, 2006.
     Retirement plan assets at December 31, 2006 include $15.9 of the Corporation’s common stock at market value compared to $15.1 at December 31, 2005. The retirement plan held 534,464 shares of the Corporation’s common stock at December 31, 2006 and 2005. The retirement plan did not purchase or sell any shares of the Corporation’s common stock during either 2006 and 2005.

     The fair value of the retirement plan assets was less than the accumulated benefit obligation as of September 30, 2005, resulting in the recognition of a minimum pension liability of $41.9. This amount, net of tax, was recorded as a reduction in AOCI in the December 31, 2005 consolidated balance sheet. During 2006, the Company made contributions to the retirement plan which eliminated the requirement to record the additional minimum liability and therefore reversed the reduction to AOCI as of December 31, 2006, prior to its adoption of SFAS 158. The adoption of SFAS 158 has eliminated the requirement to record an additional minimum liability when the fair value of retirement plan assets is less than the accumulated benefit obligation as the funded status of the plan is now required to be recorded on the consolidated balance sheet.
Contributory Postretirement Health Care Plan
     The Company’s postretirement health care plan is predominately a managed care plan. Prior to July 1, 2004, retired employees were eligible to continue to participate in the health care and life insurance plans of the Company. In March 2004, the Company announced changes related to its postretirement health care plan that limits eligibility for subsidized retiree coverages to the then current retirees and employees with 25 or more years of service as of July 1, 2004 and who subsequently then retire. Other employees who retire from the organization are eligible for access to unsubsidized retiree medical and dental coverage until age 65. Contributions to the health care plan have been established as a flat dollar amount with periodic adjustments as determined by the Company. The health care plan is unfunded. Benefit costs are accrued based on actuarial projections of future payments. There are approximately 1,900 active employees and 1,550 retired employees covered by these plans.
     The components of the Company’s net periodic postretirement benefit cost at December 31 are as follows:

	2006	2005	2004

Service cost	$0.3	$0.3	$0.8
Interest cost	2.6	3.0	4.0
Amortization of unrecognized prior service credits	(6.0)	(6.1)	(5.0)
Amortization of net loss	—	0.1	0.2
Curtailment	—	—	0.1

Net periodic postretirement (benefit) cost	$(3.1)	$(2.7)	$0.1

     Changes in the postretirement benefit obligation during the year are as follows:

	2006	2005

Benefit obligation at beginning of year	$51.7	$54.5

Service cost	0.3	0.3
Interest cost	2.6	3.0
Benefits paid net of plan participants’ contributions	(3.6)	(4.9)
Increase due to actuarial gain	(4.5)	(1.2)

Benefit obligation at end of year	$46.5	$51.7

     The accrued postretirement benefit liability at December 31 is as follows:

	2006	2005

Accumulated postretirement benefit obligation	$46.5	$51.7
Unrecognized net loss	—	(4.3)
Unrecognized prior service cost	—	48.9
Post measurement date contributions	(0.6)	(1.2)

Accrued postretirement benefit liability	$45.9	$95.1

     The postretirement benefit trend and discount rate assumptions are as follows:

	2006	2005	2004

Measurement date	9/30/06	9/30/05	9/30/04
Medical trend rate	9.00%	9.00%	10.00%
Prescription drug rate	12.00%	12.00%	10.00%
Ultimate medical care and prescription drug trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate reached	2014	2013	2014
Dental trend rate	5.00%	5.00%	5.00%
Discount rate	5.75%	5.35%	5.75%
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
     Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $3.5 and increase the postretirement benefit cost for 2006 by $0.3. Likewise, decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $3.1 and decrease the postretirement benefit cost for 2006 by $0.2.
     Total benefit payments expected to be paid to participants are as follows:

2007	$3.7
2008	3.7
2009	3.7
2010	3.6
2011	3.7
2012 - 2017	21.7

Total 2007-2017	$40.1

Employee Savings Plan
     Employees can contribute a percentage of their eligible compensation to the Employee Savings Plan, a defined contribution plan. Effective January 1, 2005, the provisions of the Company’s matching contribution were changed to what is known as a ‘safe harbor’ match. The Company’s match is one dollar for each one dollar contributed for the first 3% of a participant’s eligible compensation contributed and fifty cents for each one dollar contributed for the next 2% of a participant’s eligible compensation contributed. The maximum employer match is 4%. During 2004, the Company matched 3% of the first 6% of a participant’s contribution to the plan. This match is invested according to the investment direction chosen by the participant. The Company contributed $4.6, $4.4 and $2.9 in 2006, 2005 and 2004, respectively for the participant match. Also effective January 1, 2005, employees with 10 or more years of service as of July 1, 2004 were eligible for a temporary, discretionary, additional employer contribution of 2.5% of eligible compensation. The Company contributed $1.6 and $1.7 in 2006 and 2005, respectively, for this additional contribution. In addition, the Employee Savings Plan has a profit sharing contribution feature for all eligible employees based upon a profitability target established by the Company. An accrual of $7.7 and $8.9 was established by the Company at December 31, 2006 and 2005, respectively, for this profit sharing component. The profit sharing contribution is generally deposited into the employees account during the first quarter of the following calendar year.
NOTE 5 — Share Based Compensation
The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation’s long-term financial success. Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under SFAS 123(R), “Share-Based Payment.” SFAS 123(R) superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. Pro forma disclosure is no longer an alternative. The Consolidated Corporation adopted the provisions of SFAS 123(R) using the modified prospective method in which compensation expense is recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remained unvested on January 1, 2006. The adoption of SFAS 123(R) decreased the Consolidated Corporation’s net income and diluted earnings per share by $2.4 and $0.04 for 2006, respectively. The Consolidated Corporation uses the straight-line method of recording compensation expense relative to share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as previously required under SFAS 95 prior to its amendment. This requirement reduced net operating cash flows and increased net financing cash flows by $1.9 (net of proforma deferred tax asset of $0.4) during 2006. Prior years’ amounts were not required to be reclassified.
2005 Incentive Plan
     On May 18, 2005, the shareholders of the Corporation approved the Consolidated Corporation’s 2005 Incentive Plan (2005 Plan) which provides for stock based compensation to employees and non-employee directors. Approval of the 2005 Plan resulted in the termination of the following then in existence stock incentive plans by the Consolidated Corporation as to new equity-based awards: (i) the 2002 Stock Incentive Plan, (ii) the 1999 Broad-Based Employee Stock Option Plan and (iii) the 2002 Broad-Based Employee Stock Option Plan.
     Upon termination of the 2002 Stock Incentive Plan, the number of shares left to be issued, as well as, shares subsequently forfeited were made available under the 2005 Plan. At December 31, 2006, 1,868,232 shares were available for issuance under the 2005 Plan. The Compensation and Development Committee or the Board of Directors with respect to director awards (collectively, the “Committee”) is responsible for the administration of the 2005 Plan. Equity-based awards that may be granted under the 2005 Plan include stock options, restricted stock, restricted stock units, stock appreciation rights and shares of the Corporation’s common stock as defined in the 2005 Plan document. In addition to equity-based compensation, the 2005 Plan also authorizes grants of performance based awards in the form of restricted stock, restricted stock units, stock units and cash awards. The 2005 Plan limits the number of shares of stock with respect to which awards may be issued to any participant in a calendar year to 400,000.
     The options available for grant under the 2005 Plan may be either incentive or non-qualified options as defined by the Internal Revenue Code. The difference affects treatment of the options for income tax purposes by the individual employee, director and the Consolidated Corporation. The options under the plan may be exercised at any time after the vesting requirements are met which range from immediate vesting to three years. Option expiration dates are ten years from date of grant. The maximum incentive stock options that may be granted cannot exceed 2,000,000. At December 31, 2006 and 2005, there were 103,750 and 69,000 stock options, excluding forfeitures, granted from the 2005 Plan, respectively.
     The 2005 Plan also provides for the grant of freestanding and/or tandem stock appreciation rights (SAR) and restricted stock. The exercise price of a freestanding SAR is typically equal to the fair market value of a share of the Corporation’s stock on the grant date. Freestanding SARs provide the recipient with the right to receive stock equal to appreciation in value of a share of stock from the date of grant unless otherwise specified in the award agreement. At December 31, 2006 and 2005, there were 350,000 and 250,000 outstanding freestanding SARs, respectively. The requisite service period for outstanding SARs is three years.
     The exercise price of a tandem SAR is equal to the exercise price of the related stock option on the grant date. A tandem SAR may be exercised only with respect to the shares of stock for which its related option is then exercisable. Tandem SARs provide the recipient with the right to receive stock equal to the appreciation in value of the optioned stock from the date of grant. At December 31, 2006 and 2005, there were no outstanding tandem SARs.
     Grants of restricted stock provide the recipient with the right to receive shares of the Corporation’s stock, upon satisfying the restrictions imposed as a condition to the award, during a specified restriction period. During the restriction period, which is determined at the time of grant, the recipient may exercise full voting rights and is entitled to receive dividends and other distributions paid to shareholders. If dividends or other distributions are paid in shares of stock, those shares are subject to the same restrictions as the underlying restricted stock. Shares of restricted stock may not be sold, transferred, pledged, assigned or otherwise alienated until the end of the applicable restriction period. At the discretion of the Committee, all shares of restricted stock may either be held by the Consolidated Corporation as escrow agent during the restriction period or issued to the recipient in the form of certificates with a legend describing the restrictions imposed on the shares. At December 31, 2006 and 2005, there are 119,750 and 148,284 restricted shares which are under the restriction period. SFAS 123(R) eliminated the presentation of the contra-equity account, unearned compensation, on the face of the consolidated balance sheets. As a result, $2.9 was reclassified to additional paid-in capital during the first quarter of 2006 when SFAS 123(R) was implemented.
Long-term Incentive Plan
     In July 2005, the Consolidated Corporation adopted a Long-Term Incentive Plan (LTIP) to better align officer interests with the interests of shareholders for performance that promotes the long-term success of the Consolidated Corporation. Awards under the LTIP are performance based awards covering typically a thirty-six month performance period, except for the 2005 LTIP award which covered a thirty month performance period, and are made pursuant to the terms and conditions of the 2005 Plan. The LTIP provisions provide for a threshold, target and maximum level of payout, with interpolation between levels based upon actual performance. The participants earn performance stock units during the respective LTIP performance period and at the end of the performance period payout, if any, is made 50% in the form of Corporation common shares and 50% in cash. There is no provision for any of the stock award to be paid in cash. Expected payout is evaluated at each balance sheet date and the incentive accruals related to this award are adjusted in current period earnings to the amount of the anticipated earned payout as of the respective balance sheet date.
     The Board of Directors approved the 2006 LTIP award on February 16, 2006 to officers of the Company. This award is a performance based award (based upon aggregate operating income, as defined by the Consolidated Corporation) with the final payout modified based upon achievement of a market condition, comprised of total shareholder return generated by the Consolidated Corporation over the performance period relative to total shareholder returns generated by a selected peer group over the same performance period. The performance period for this award is thirty-six months, which began on January 1, 2006 and will end on December 31, 2008. Fair value of the performance stock units was determined on the grant date and as required by SFAS 123(R) when a market condition exists, valued using a binomial lattice model. At December 31, 2006, the Consolidated Corporation anticipates a payout at the target level for the 2006 LTIP plan award of $3.1 in cash and 99,860 shares of the Corporation’s common stock.
     The 2005 LTIP award was approved by the Board of Directors on May 19, 2005. This award is a performance based award (based upon aggregate operating income, as defined by the Consolidated Corporation) covering a thirty-month period which began on July 1, 2005 and will end on December 31, 2007. Fair value of the performance stock units was determined on the grant date and based upon the market value of the Corporation’s common stock. At December 31, 2006, the Consolidated Corporation anticipates a payout for the 2005 LTIP plan award of $4.0 in cash and 176,091 shares of the Corporation’s common stock.
Broad-based Employee Stock Options
     The Consolidated Corporation terminated the 1999 and 2002 Broad-based Employee Stock Option Plans (“Broad-based Plans”) for new grants in 2005. Any forfeited shares under the 2002 plan are made available under the 2005 Incentive Plan and any shares remaining or forfeited under the 1999 plan will remain in the 1999 Broad-based Plan. The options granted under the Broad-based Plans were nonqualified options. The options are exercisable at any time after the vesting requirements are met. The options also have accelerated vesting provisions for participant retirement, death, or disability, subject to a holding period of twelve months for the 1999 program. Option expiration dates are ten years from the date of grant.
Stock Option Plans for Senior Executive Officers
     Pursuant to the employment agreements of the Chief Executive Officer and a prior Chief Financial Officer, the Consolidated Corporation established specific stock option plans for each of these individuals. During 2005, the stock option plan for the prior Chief Financial Officer was terminated. There were no options granted under these plans in the years presented. The options outstanding were previously granted as nonqualified options. Option expiration dates are ten years from the grant date. The stock options granted vest at 33% per year for three consecutive years. The total amount of stock options granted under the two plans was 1,400,000. There are no additional remaining shares to be granted under these plans.
Employee Stock Purchase Plan
     The Consolidated Corporation has an employee stock purchase plan that is available to eligible employees as defined in the plan. Under the plan, shares of the Corporation’s common stock may be purchased at a discount (currently 10%) of the lesser of the closing price of the Corporation’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently three months) and the offering price are subject to change. Participants may purchase no more than twenty-five thousand dollars, prior to stated discount, of the Corporation’s common stock in a calendar year. During 2006, 89,616 shares were purchased under the plan compared to 81,757 shares purchased under the plan in 2005. At December 31, 2006 and 2005, there were 1,730,979 and 1,820,595 shares available for future issuance under the plan.
     Following is a summary of stock-based compensation expense recognized by the Consolidated Corporation:

	2006	2005	2004

2005 Incentive Plan Stock options	$2.7	$—	$—
Stock appreciation rights	1.2	—	—
Restricted stock	1.4	0.8	0.3
Long term incentive plan	2.7	1.7	—
Employee stock purchase plan	0.3	—	—

Total stock-based compensation expense	8.3	2.5	0.3

Income tax benefit	2.9	0.9	—

Stock-based compensation expense, net of tax	$5.4	$1.6	$0.3

     The following table summarizes information about the stock-based compensation plans (options and SARs) as of December 31, 2006:

		Weighted-	Weighted-
		Avg	Avg	Aggregate
	Shares	Exercise	Remaining	Intrinsic Value
	(000)	Price	Contract Life	($ in 000)
Outstanding Beginning of year	3,958	$15.68
Granted	135	31.05
Exercised	(429)	14.27
Forfeited	(10)	20.98

Outstanding end of year	3,654	$16.46	5.8 yrs	$48,966

Exercisable at end of year	3,068	$14.86	5.3 yrs	$45,858
     The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $6.8, $12.4 and $7.8, respectively.
     The total fair value of shares vested for restricted stock during 2006, 2005 and 2004 was $1.4, $0.3 and less than $0.1, respectively.
     The following table summarizes information about the restricted stock activity as of December 31, 2006:

		Weighted-
		Avg
	Shares	Grant Date
	(000)	Fair Value
Unvested restricted stock awards beginning of year	148	$25.49
Granted	21	30.25
Exercised	(48)	21.19
Forfeited	(1)	19.13

Unvested restricted stock awards end of year	120	$28.09

     The per share weighted-average fair value of options and awards granted by the Consolidated Corporation is as follows:

	2006	2005	2004

Stock options	$9.45	$9.18	$7.36
Restricted stock	30.25	28.24	16.83
SARs	31.51	29.85	N/A
Employee stock purchase plan	$7.10	$5.67	$5.96
     Under the provisions of SFAS 123(R), the Consolidated Corporation is required to estimate on the date of grant the fair value of each option and freestanding SAR using an option-pricing model. Accordingly, the Black-Scholes option pricing model is used with the following weighted-average assumptions:

	2006	2005	2004

Dividend yield	1.0%	1.8%	1.8%
Expected volatility	32.0%	38.3%-44.2%	34.8%-45.4%
Risk-free interest yield	4.6%-5.1%	3.7%-4.4%	3.6%-4.6%
Expected term	4.5 yrs	5.0 yrs	5.0-8.0 yrs
     The dividend yield is determined by using the actual per share dividend yield during 2006. In 2005 and 2004, the dividend yield was based upon the average of selected peer companies since the Corporation only reinstated the dividend in 2005. The expected volatility is based on the Corporation’s stock price over a historical period which approximates the expected term. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term approximating the expected term. The expected term is calculated as the historic weighted average life of similar awards. Shares of the Corporation’s stock issued upon exercise of stock options and SARs or grants of stock are issued out of the Corporation’s treasury stock account.
     As of December 31, 2006, there was $5.4 of total unrecognized compensation cost ($3.3 relating to options and freestanding SARs and $2.1 relating to restricted stock) related to non-vested share-based compensation arrangements granted under the Consolidated Corporation’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.2 years for options and freestanding SARs and 2.8 years for restricted stock. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $5.8, $15.8, and $15.1, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $2.0, $4.0 and $2.7, respectively, for the years ended December 31, 2006, 2005, and 2004.
NOTE 6 — Reinsurance
A reconciliation of direct to net premiums, on both a written and earned basis and a reconciliation of incurred losses is as follows:

	Direct	Assumed	Ceded	Net

2006
Premiums written	$1,472.0	$18.3	$(78.1)	$1,412.2
Premiums earned	1,486.6	20.2	(82.8)	1,424.0
Losses incurred	701.4	23.5	11.6	736.5

	Direct	Assumed	Ceded	Net

2005
Premiums written	$1,504.0	$26.0	$(80.6)	$1,449.4
Premiums earned	1,540.7	25.2	(112.3)	1,453.6
Losses incurred	845.8	79.8	(173.3)	752.3
2004
Premiums written	$1,581.3	$23.1	$(150.5)	$1,453.9
Premiums earned	1,570.6	21.4	(145.4)	1,446.6
Losses incurred	873.1	51.4	(146.9)	777.6
     For 2006, ceded loss reserves were reduced by $98.9, which resulted in an increase in net incurred losses, primarily due to prior year favorable reserve development in the commercial umbrella product line in the Specialty Lines operating segment.
     The following components of the reinsurance recoverable asset at December 31, are:

	2006	2005

Reserve for unearned premiums	$29.2	$34.0
Reserve for losses	541.3	634.3
Reserve for loss adjustment expenses	48.1	54.0
Allowance for reinsurance recoverable	(3.7)	(3.7)
Reinsurance recoveries on paid losses	18.9	23.2

Reinsurance recoverable	$633.8	$741.8

NOTE 7 — Other Contingencies and Commitments
Annuities are purchased from other insurers to pay certain claim settlements. These payments are made directly to the claimants; should such insurers be unable to meet their obligations under the annuity contracts, the Group would be liable to claimants for the remaining amount of annuities. The claim reserves are presented net of the related annuities on the Consolidated Corporation’s balance sheets. The total amount of unpaid annuities was $17.5 and $18.3 at December 31, 2006 and 2005, respectively.
     The Consolidated Corporation leases certain equipment and many of its operating and office facilities for various terms under long-term, cancelable and non-cancelable operating lease agreements. The leases expire at various dates through 2011 and provide for renewal options ranging from one month to five years. The facility leases provide for increases in future minimum annual rental payments based on such measures as increases in operating expenses and pre-negotiated rates. Also, certain facility agreements require the Consolidated Corporation to pay executory costs (utilities, real estate taxes, insurance and repairs). The equipment leases generally require the Consolidated Corporation to pay personal property taxes as determined by the local taxing authority. Lease expense and related items totaled $5.5, $5.8 and $5.7 during 2006, 2005 and 2004, respectively.
     The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending
December 31	Amount

2007	$4.6
2008	3.5
2009	2.2
2010	1.2
2011 and thereafter	0.2

Total rental payments	$11.7

     Total minimum lease payments do not include contingent rentals that may be paid under certain leases. Contingent rental payments were not significant in 2006, 2005, or 2004.
     In the fourth quarter of 2001, OCNJ entered into an agreement to transfer its obligations to renew private passenger auto business in New Jersey to Proformance Insurance Company (Proformance). This transaction effectively allowed the Group to exit from the New Jersey private passenger auto market beginning in March 2002. In 2005, the Company settled a surplus guarantee obligation under the provisions of the above referenced agreement and as a result reduced its recorded liability by $5.1. The total amount paid by OCNJ pursuant to the surplus guarantee was $10.5, compared to the maximum cumulative exposure of $15.6. In return, OCNJ received from Proformance a release from any and all future obligations related to this surplus guarantee.
     A proceeding entitled Carol Murray v. the Corporation, the Company, Avomark, Ohio Security, West American, American Fire, and OCNJ was filed in the United States District Court for the District of Columbia on February 5, 2004. A motion to change venue was granted on May 25, 2004 with the proceeding assigned to the U.S. District Court for the Southern District of Ohio, Eastern Division, Columbus, Ohio. The plaintiff, a former automobile physical damage claim adjuster, originally sought to certify a nationwide collective action consisting of all current and former salaried employees since February 5, 2001 who are/were employed to process claims by policyholders and other persons for automobile property damage. The plaintiff also filed motions to expand the definition to include claim specialists, representative trainees, and representatives performing claims adjusting services. The complaint sought overtime compensation for the plaintiff and the class of persons plaintiff sought to represent. The U.S. District Court dismissed the complaint against Avomark, Ohio Security, West American, American Fire, and OCNJ on September 27, 2005. The U.S. District Court also granted the motion for summary judgment of the Corporation and the Company on September 27, 2005. The proceeding was ordered closed with judgment in favor of the defendants. An appeal to the U.S. Sixth Circuit Court of Appeals was voluntarily dismissed on November 13, 2006 and the proceeding is closed.
     A proceeding entitled Carol Lazarus v. the Group was brought against West American in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American’s motion for summary judgment. The decision regarding class certification has been appealed by West American to the Court of Appeals for the Eighth Appellate District, Cuyahoga County, Ohio.
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
     A proceeding entitled Georgia Hensley, et al. v. Computer Science Corporation, et al. was brought against several defendants, including the Company, American Fire, OCNJ, Ohio Security, and West American in the Circuit Court of Miller County, Arkansas in May, 2005. The proceeding alleges the defendants improperly reduced uninsured/underinsured motorist coverage payments to persons insured under private passenger automobile insurance policies by consulting a computer software program in determining the amount of damages payable to the insured for bodily injury claims. Plaintiff is seeking class status.
     By 2001, the Company, American Fire, West American, Ohio Security and OCNJ had sought refunds for retaliatory taxes paid to New Jersey in prior years on the basis that New Jersey’s calculation of premium and retaliatory taxes deprived the Company, American Fire, West American, Ohio Security and OCNJ of some or all of the benefit of New Jersey’s premium tax cap. After the refund requests were denied in a final determination issued by the New Jersey Division of Taxation in July 2001, American Fire appealed to the New Jersey Tax Court and in December 2003, the court affirmed the determination. American Fire appealed to the Superior Court of New Jersey; in March 2005, the court reversed the Tax Court, and the Director of the Division of Taxation was ordered to recalculate the retaliatory tax as proposed by American Fire. The New Jersey Division of Taxation appealed the Superior Court decision to the New Jersey Supreme Court and the case was argued in November 2005. In October 2006, the Supreme Court affirmed the judgment of the Superior Court of New Jersey on statutory grounds and instructed the Director of the Division of Taxation to recalculate refunds due the Company, American Fire, West American, Ohio Security and OCNJ. An estimated refund plus accrued interest in the amount of $12.4 ($9.2 of premium taxes and $3.2 of interest) has been recognized in the Consolidated Financial Statements as of December 31, 2006.
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
NOTE 8 — Losses and Loss Reserves
The following table presents a reconciliation of liabilities for losses and LAE, net of reinsurance:

	2006	2005	2004

Balance as of January 1, net of reinsurance recoverables of $684.6, $570.3 and $496.5	$2,262.2	$2,186.1	$2,131.3
Incurred related to:
Current year	945.7	927.4	958.1
Prior years	(52.2)	(20.1)	(21.8)

Total incurred	893.5	907.3	936.3

Paid related to:
Current year	339.8	327.9	354.1
Prior years	489.3	503.3	527.4

Total paid	829.1	831.2	881.5

Balance as of December 31, net of reinsurance recoverables of $585.7, $684.6 and $570.3	$2,326.6	$2,262.2	$2,186.1

     Each quarter the Group records its best estimate of the liability for loss and LAE reserves. However, because of the uncertainty inherent in the estimation process, the estimate can change over time as new information is received.
     The 2006 incurred loss and LAE was positively impacted by $52.2 of favorable prior accident years reserve development. This favorable development was concentrated in the commercial umbrella product line in the Specialty Lines operating segment and commercial auto product line in the Commercial Lines operating segment, partially offset by adverse development in the workers’ compensation product line in the Commercial Lines operating segment. The 2005 incurred loss and LAE for prior accident years was favorably impacted by $20.1 which includes a $1.4 increase in allowance for uncollectible reinsurance. This favorable development was concentrated in the personal auto and homeowners product lines in the Personal Lines operating segment, commercial umbrella product line in the Specialty Lines operating segment and commercial auto in the Commercial Lines operating segment. This favorable development was partially offset by adverse development in the workers’ compensation product line in the Commercial Lines operating segment. The 2004 incurred loss and LAE was favorably impacted by $21.8. For the year 2004, this favorable development was concentrated in the commercial automobile product line in the Commercial Lines operating segment and commercial umbrella and bond product lines in the Specialty Lines operating segment.
     The following table presents before-tax catastrophe losses incurred and the respective impact on the loss ratio:

	2006	2005	2004

Incurred losses	$32.8	$25.8	$43.5
Loss ratio effect	2.3%	1.8%	3.0%
     In 2006, 2005 and 2004 there were 32, 23 and 22 catastrophes, respectively. The largest catastrophe, as measured in terms of incurred loss, in each year was $5.1, $11.2 and $8.0, respectively.
     The effect of catastrophes on the Consolidated Corporation’s results cannot be accurately predicted. Consequently, severe weather events, acts of war or terrorist activities could have a material adverse impact on the Consolidated Corporation’s results.

     The Group has three categories of loss and LAE reserves that it considers highly uncertain, and therefore could have a material impact on future financial results. These are workers’ compensation, commercial umbrella exposures and asbestos and environmental liability exposures.
     Reserves, net of reinsurance, for loss and LAE related to workers’ compensation totaled $687.3 and $668.9 at December 31, 2006 and 2005, respectively. Reserves, net of reinsurance, for loss and LAE related to commercial umbrella/other totaled $295.5 and $276.0 at December 31, 2006 and 2005, respectively. Loss and LAE reserves, net of reinsurance, for asbestos and environmental exposure totaled $94.4 and $95.8 at December 31, 2006 and 2005, respectively.
NOTE 9 — Earnings Per Share
Basic and diluted earnings per share are summarized as follows:

	2006	2005	2004

Net income	$218.3	$212.7	$128.4
Average shares outstanding - basic	61,955,855	63,450,123	61,509,128
Basic income per average share	$3.52	$3.35	$2.09

Net income	$218.3	$212.7	$128.4
Effect of EITF 04-8 on net income using “if-converted” method	—	1.8	6.9
Adjusted net income using “if-converted” method	$218.3	$214.5	$135.3
Average shares outstanding - basic	61,955,855	63,450,123	61,509,128
Effect of dilutive securities	1,436,862	1,284,146	1,152,349
Effect of EITF 04-8	—	2,460,156	8,847,042

Average shares outstanding - diluted	63,392,717	67,194,425	71,508,519
Diluted income per average share	$3.44	$3.19	$1.89

     At December 31, 2006, 2005 and 2004, stock options of 402,367, 268,411 and 351,418, respectively, were not included in the respective periods earnings per share calculations as they were anti-dilutive. Stock options are considered anti-dilutive under the “treasury stock method” when the average market price of the stock for the year is less than the exercise price of the stock options.
     In September 2004, the FASB finalized EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The EITF was effective for financial periods ending after December 15, 2004. Under this guidance, the earnings per share treatment of those securities that contain a contingent conversion feature require all of the shares underlying the convertible security to be treated as outstanding using the “if-converted” method for all periods presented. As a result of this EITF, the Consolidated Corporation has included approximately 2.5 million and 8.9 million shares into its diluted earnings per share calculation using the “if-converted” method for 2005 and 2004, respectively. The decline in the number of shares included in the diluted earnings per share calculation in 2005 resulted from the redemption or conversion of the Convertible Notes. See Note 15 for information regarding the Convertible Notes. As required by the EITF, earnings per share amounts have been adjusted using the “if-converted” method.
NOTE 10 — Quarterly Financial Information (Unaudited)

2006	First	Second	Third	Fourth

Premiums and finance charges earned	$357.7	$355.5	$356.3	$354.5
Net investment income	50.9	51.9	51.3	54.6
Investment gains realized	14.2	5.3	11.4	12.7
Net income	51.9	35.6	55.3	75.5
Basic net income per share	0.82	0.57	0.90	1.24
Diluted net income per share	0.80	0.55	0.89	1.22

2005	First	Second	Third	Fourth

Premiums and finance charges earned	$362.3	$365.5	$362.5	$363.3
Net investment income	48.4	48.6	51.4	53.0
Investment gains realized	—	13.8	22.4	11.2
Net income	37.7	42.1	55.5	77.3
Basic net income per share	0.60	0.66	0.86	1.22
Diluted net income per share	0.55	0.63	0.85	1.19
The sum of the quarterly reported amounts may not equal the full year as each is computed independently.
NOTE 11 — Comprehensive Income
Comprehensive income consists of changes in unrealized gains (losses) on securities and reclassification adjustment for pension plans and other postretirement plans as detailed below:

2006	Gross	Tax	Net

Net income	$300.8	$82.5	$218.3

Components of other comprehensive income:
Change in unrealized gains arising during the period	35.7	12.6	23.1

Reclassification adjustment for gains included in net income	(55.4)	(19.2)	(36.2)

Minimum pension liability	41.8	14.7	27.1

Other comprehensive income	22.1	8.1	14.0

Comprehensive income	$322.9	$90.6	$232.3

2005	Gross	Tax	Net

Net income	$280.7	$68.0	$212.7

Components of other comprehensive income:
Change in unrealized gains arising during the period	(89.2)	(31.4)	(57.8)

Reclassification adjustment for gains included in net income	(35.4)	(12.3)	(23.1)

Minimum pension liability	(0.3)	(0.1)	(0.2)

Other comprehensive income	(124.9)	(43.8)	(81.1)

Comprehensive income	$155.8	$24.2	$131.6

2004	Gross	Tax	Net

Net income	$184.9	$56.5	$128.4

Components of other comprehensive income:
Change in unrealized gains arising during the period	38.7	13.8	24.9

Reclassification adjustment for gains included in net income	(33.8)	(11.8)	(22.0)

Minimum pension liability	2.3	0.8	1.5

Other comprehensive income	7.2	2.8	4.4

Comprehensive income	$192.1	$59.3	$132.8

NOTE 12 — Segment Information
The Consolidated Corporation has determined its reportable segments based upon its method of internal reporting, which is organized by product line. The property and casualty segments are Commercial, Specialty, and Personal Lines. These segments generate revenues by selling a wide variety of commercial, surety and personal insurance products. The Consolidated Corporation also has an All Other segment which derives its revenues from investment income of the Corporation. The other expenses in this segment consist primarily of interest expense.
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

Commercial Lines Segment	2006	2005	2004

Net premiums written	$829.7	$823.5	$828.2
% change	0.8%	(0.6)%	4.5%
Net premiums earned	827.9	827.4	807.9
% change	0.1%	2.4%	3.9%
Underwriting gain/(loss) (before tax)	17.5	(15.0)	(5.0)

Specialty Lines Segment	2006	2005	2004

Net premiums written	$145.3	$150.4	$135.5
% change	(3.4)%	11.0%	(17.8)%
Net premiums earned	147.4	143.2	150.3
% change	2.9%	(4.7)%	(7.6)%
Underwriting gain (before tax)	34.7	6.8	5.0

Personal Lines Segment	2006	2005	2004

Net premiums written	$437.2	$475.5	$490.2
% change	(8.1)%	(3.0)%	1.3%
Net premiums earned	448.7	483.0	488.4
% change	(7.1)%	(1.1)%	0.8%
Underwriting gain (before tax)	36.9	92.5	5.5

Total Property & Casualty	2006	2005	2004

Net premiums written	$1,412.2	$1,449.4	$1,453.9
% change	(2.6)%	(0.3)%	0.8%
Net premiums earned	1,424.0	1,453.6	1,446.6
% change	(2.0)%	0.5%	1.5%
Underwriting gain (before tax)	89.1	84.3	5.5

All Other Segment	2006	2005	2004

Revenues	$16.1	$26.6	$8.2
Write-down and amortization of agent relationships	(12.8)	(12.3)	(20.6)
Other expenses	(27.8)	(40.1)	(22.6)

Net loss before income tax	$(24.5)	$(25.8)	$(35.0)

Reconciliation of Revenues	2006	2005	2004

Net premiums earned for reportable segments	$1,424.0	$1,453.6	$1,446.6
Net investment income	192.4	186.3	196.8
Realized gains, net	43.8	35.9	19.2

Total property and casualty revenues	1,660.2	1,675.8	1,662.6
All other segment revenues	16.1	26.6	8.2

Total revenues	$1,676.3	$1,702.4	$1,670.8

Reconciliation of Underwriting
Gain (before tax)	2006	2005	2004

Property and casualty underwriting gain (before tax)	$89.1	$84.3	$5.5
Net investment income	208.7	201.4	201.2
Realized gains, net	43.6	47.4	23.0
Write-down and amortization of agent relationships	(12.8)	(12.3)	(20.6)
Other expenses	(27.8)	(40.1)	(22.6)

Income before income taxes and cumulative effect of an accounting change	300.8	280.7	186.5

Income tax expense	82.5	68.0	56.5

Income before cumulative effect of an accounting change	218.3	212.7	130.0

Cumulative effect of an accounting change, net of tax	—	—	(1.6)

Net income	$218.3	$212.7	$128.4

     Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

	2006	2005	2004

Net income	$218.3	$212.7	$128.4
After-tax net realized gains	28.3	41.6	14.9
Cumulative effect of accounting change	—	—	(1.6)

Operating income	$190.0	$171.1	$115.1

NOTE 13 — Agent Relationships
The agent relationships asset is an identifiable intangible asset acquired in connection with the GAI commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated to agent relationships and deferred policy acquisition costs. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationships asset was written down before tax by $6.8, $5.9 and $13.7 in 2006, 2005 and 2004, respectively, for agency cancellations and for certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The agent relationships asset balance was $96.9 and $109.7, net of accumulated amortization of $48.4 and $45.5, at December 31, 2006 and 2005, respectively. At December 31, 2006, the remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 17 years.
     Future cancellation of agents included in the agent relationships asset or a diminution of certain former Great American agents’ estimated future revenues or profitability is likely to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.
NOTE 14 — Statutory Accounting Information
The following information has been prepared on the basis of statutory accounting practices which differ from U.S. generally accepted accounting principles. The principal differences for the Group relate to deferred policy acquisition costs, reinsurance, assets not admitted for statutory reporting, agent relationships and the treatment of deferred income taxes.

	2006	2005	2004

Statutory net income	$223.7	$370.1	$163.7
Statutory policyholders’ surplus	1,082.7	1,004.5	972.0
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
     The NAIC has developed a “Risk-Based Capital” formula for property and casualty insurers and life insurers. The formula is intended to measure the adequacy of an insurer’s capital given the asset and liability structure and product mix of the company. As of December 31, 2006 and 2005, all insurance companies in the Group exceeded the necessary capital requirements.
     The Corporation is dependent on dividend payments from its insurance subsidiaries in order to meet operating expenses, debt obligations, repurchase of its common stock and to pay shareholder dividends. Insurance regulatory authorities impose various restrictions and prior approval requirements on the payment of dividends by insurance companies and holding companies. At December 31, 2006, approximately $206.0 of the Company’s statutory surplus is not subject to restriction or prior dividend approval requirements compared to approximately $415.0 at December 31, 2005. Additional restrictions limiting the amount of dividends paid by the Company to the Corporation may result from the minimum net worth and surplus requirements in the credit agreement.
     The Group paid dividends to policyholders of $1.1, $1.2 and $1.4 in 2006, 2005 and 2004, respectively.
NOTE 15 — Debt
The following table represents outstanding debt of the Consolidated Corporation at December 31:

	2006	2005

Senior Debt (net of discount and issuance costs of $2.1 and $2.4, respectively)	$198.0	$197.7
Ohio Loan	2.0	2.7
Deferred Financing Costs	(0.4)	—

Total Debt	$199.6	$200.4

     On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial portion of the net proceeds to repurchase and redeem the Convertible Notes as discussed below. Interest is payable on the Senior Notes on June 15 and December 15. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.
     On March 19, 2002, the Corporation issued $201.3 aggregate principal amount of 5.00% Convertible Notes due March 19, 2022 (Old Notes). On March 22, 2005 the Corporation exchanged $65.6 of its Old Notes for $65.6 of new 5.00% Convertible Notes due March 19, 2022 (New Notes and collectively the Convertible Notes). The only change in the New Notes was the incorporation of a net share settlement feature. The Corporation paid a premium to the holders electing the exchange to the New Notes. Also on this date, the Corporation announced its intention to fully redeem before maturity the Convertible Notes at their regular redemption price of 102% of the principal amount plus accrued interest to, but excluding, the redemption date of May 2, 2005. In connection with this announced redemption, holders of the Convertible Notes could elect to convert their Convertible Notes into shares of the Corporation’s common stock. Upon conversion of the Old Notes, the Corporation delivered 44.2112 of its common stock for each $1,000 principal amount of Old Notes surrendered for conversion. Upon conversion of the New Notes, the Corporation paid the principal amount in cash and any conversion consideration in excess of the principal amount in the Corporation’s common stock. The above transactions impacted the Consolidated Corporation’s results of operations and balance sheets as follows:

			2005	2004
			Loss on	Loss on
			retirement of	retirement of
			Convertible	Convertible
			Debt	Debt	Impact
			including	including	on
			debt	debt	Share-
	Old	New	conversion	conversion	holders’
	Notes	Notes	expenses	expenses	Equity

Initial Issuance	$201.3	$—	$—	$—	$—
Repurchases in unsolicited negotiated transactions (a)	(52.8)	—	(2.5)	(1.0)	—

Impact of exchange Offer and related exchange premium	(65.6)	65.6	(0.3)	—	—

Call Elections:
Cash redemption (b)	(53.9)	(55.0)	(5.7)	—	—
Equity conversion (c)	(29.0)	(10.6)	(0.5)	—	28.5

Total	$—	$—	$(9.0)	$(1.0)	$28.5

(a)	These repurchases were completed in the following periods: $35.8 in the second quarter of 2005, $4.5 in the first quarter of 2005 and $12.5 in the fourth quarter of 2004. As a result of these repurchases, the Corporation wrote off a proportionate amount of unamortized debt issuance costs of $1.2 in the second quarter of 2005, $0.1 in the first quarter of 2005 and $0.4 in the fourth quarter of 2004, which was included in the 2004 results of operations. In addition, the Corporation paid a premium on the repurchases of $0.8 in the second quarter of 2005, $0.4 in first quarter 2005 and $0.6 in the fourth quarter of 2004, which was also included in the 2004 results of operations.

(b)	In connection with the cash redemption, the Corporation paid a call premium in the amount of $2.2 and wrote off the proportionate amount of unamortized debt issuance costs in the amount of $3.5 in the second quarter of 2005.

(c)	In connection with the equity conversion, the Corporation issued 1,282,123 shares of its common stock for conversion of the Old Notes, issued 23,462 shares of its common stock for conversion of the New Notes, recognized $0.5 in debt conversion expenses related to the New Notes, which represents the conversion price of $22.62 multiplied by 23,462 shares issued, and increased shareholders’ equity by $28.5 in the second quarter of 2005. The increase in shareholders’ equity consists principally of the conversion of the principal amount of Old Notes $(29.0) and accrued interest through the date of conversion $(0.2) offset by the write-off of the proportionate amount of unamortized debt issuance cost $(1.4).
     On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011 and simultaneously terminated its prior $80.0 revolving credit agreement. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 “accordion feature” and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject only to a successful syndication of the requested increase. Interest is payable in arrears, and the interest rate on borrowings under the new revolving credit agreement is based on a margin over LIBOR or the LaSalle Bank Prime Rate, at the option of the Corporation. The Corporation is obligated to pay agency fees and facility fees of $0.2 annually. The new revolving credit agreement requires the Corporation to maintain minimum net worth of $1,000.0. The new revolving credit agreement also includes a maximum ratio of total debt to total capitalization of 35%. Additionally, other financial and other customary provisions, as defined in the agreement, exist. At December 31, 2006, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit, either the new or the previous, at either December 31, 2006 or 2005.
     Interest expense incurred for the years ending December 31, 2006, 2005 and 2004 was $14.7, $17.7 and $17.5, respectively.
NOTE 16 — Shareholders Rights Plan
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
NOTE 17 — Variable Interest Entity
The Consolidated Corporation currently holds an equity investment in APM Spring Grove, Inc. (APM), which was deemed a variable interest entity in accordance with SFAS Interpretation No. 46R – “Consolidation of Variable Interest Entities” (FIN 46R). As a result, APM was consolidated into the Consolidated Corporation’s financial statements effective January 1, 2004, in accordance with the provisions of FIN 46R, which resulted in a $1.6 (net of tax) charge for the cumulative effect of an accounting change. The investment relates to an agreement in 1984, which created APM, whose largest asset is an office building located in Cincinnati, Ohio. APM’s only source of revenue is derived from leasing the office building. The rental income on the office building is used by APM to repay principal and interest on bonds owned by the Consolidated Corporation that were issued to purchase the building. The Consolidated Corporation’s maximum exposure to loss as a result of its involvement with APM is $2.0. As of December 31, 2006, APM had total assets and total liabilities of $0.7 and $1.2, respectively, compared to total assets and total liabilities of $0.7 and $1.6, respectively, as of December 31, 2005.
NOTE 18 — Share Repurchases
During 2006, the Corporation completed the share repurchase program previously authorized by the Corporation’s Board of Directors in 2005. Under this program, four million shares were repurchased (2,483,895 in 2006 and 1,516,105 in 2005) at an average cost of $27.94. In September 2006, the Board of Directors approved another share repurchase program with authorization to repurchase up to $100.0 of the Corporation’s common stock. Purchases may be made in the open market or in privately negotiated transactions. Through December 31, 2006, the Corporation has repurchased 979,501 shares under the newly authorized share repurchase program at an average cost of $28.57.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders, Ohio Casualty Corporation
We have audited the accompanying consolidated balance sheets of Ohio Casualty Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ohio Casualty Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in connection with implementing new accounting standards, in 2006 the Company changed its methods of accounting for share-based compensation and employee benefit plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ohio Casualty Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders, Ohio Casualty Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ohio Casualty Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ohio Casualty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Ohio Casualty Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ohio Casualty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ohio Casualty Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 23, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 23, 2007

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO CASUALTY CORPORATION
(Registrant)

February 27 , 2007	By:	/s/ Dan R. Carmichael Dan R. Carmichael
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27 , 2007	/s/ Stanley N. Pontius Stanley N. Pontius, Lead Director

February 27 , 2007	/s/ Dan R. Carmichael

Dan R. Carmichael, Chief Executive Officer and Director

February 27 , 2007	/s/ Terrence J. Baehr

Terrence J. Baehr, Director

February 27 , 2007	/s/ Jack E. Brown

Jack E. Brown, Director

February 27 , 2007	/s/ Catherine E. Dolan

Catherine E. Dolan, Director

February 27 , 2007	/s/ Philip G. Heasley

Philip G. Heasley, Director

February 27 , 2007	/s/ Robert A. Oakley

Robert A. Oakley, Director

February 27 , 2007	/s/ Jan H. Suwinski

Jan H. Suwinski, Director

February 27 , 2007	/s/ Ronald W. Tysoe

Ronald W. Tysoe, Director

February 27 , 2007	/s/ Michael L. Wright

Michael L. Wright, Director

February 27 , 2007	/s/ Michael A. Winner

Michael A. Winner, Executive Vice President and Chief Financial and Accounting Officer

Schedule I
Ohio Casualty Corporation and Subsidiaries
Consolidated Summary of Investments
Other than Investments in Related Parties
(In millions)
December 31, 2006

			Amount shown
Type of investment	Cost	Value	in balance sheet
Fixed income securities: Available-for-sale
Bonds:
U.S. Government	$25.2	$25.1	$25.1
States, municipalities and political subdivisions	1,388.0	1,408.2	1,408.2
Corporate securities	1,482.7	1,523.7	1,523.7
Mortgage and asset-backed securities:
U.S. government guaranteed	14.9	14.9	14.9
Other	540.2	540.4	540.4

Total fixed income securities Available-for-sale	3,451.0	3,512.3	3,512.3

Fixed income securities: Held-to-maturity
Corporate securities	147.7	144.8	147.7
Mortgage-backed securities	88.1	86.0	88.1

Total fixed income securities Held-to-maturity	235.8	230.8	235.8

Equity securities:
Common stocks:
Banks, trust and insurance companies	9.4	65.7	65.7
Industrial, miscellaneous and all other	126.4	294.7	294.7

Total common stock	135.8	360.4	360.4
Preferred stock:
Banks, trust and insurance companies	77.4	78.7	78.7
Industrial, miscellaneous and all other	18.9	19.4	19.4

Total preferred stock	96.3	98.1	98.1

Total equity securities	232.1	458.5	458.5

Cash and cash equivalents	45.6	45.6	45.6

Total investments, cash and cash equivalents	$3,964.5	$4,247.2	$4,252.2

Schedule II
Ohio Casualty Corporation
Condensed Financial Information of Registrant
(In millions)

	2006	2005
Condensed Balance Sheet:
Investment in wholly-owned subsidiaries, at equity	$1,403.8	$1,354.4
Investment in fixed income and equity securities, at fair value	323.4	241.4
Cash and cash equivalents	3.2	11.8
Other assets	26.9	21.2

Total assets	1,757.3	1,628.8

Notes payable	199.6	200.4
Other liabilities	2.0	2.0

Total liabilities	201.6	202.4

Shareholders’ equity	$1,555.7	$1,426.4

Condensed Statement of Income:			2004
Dividends from subsidiaries	$195.0	$138.3	$86.7
Undistributed earnings of subsidiaries	30.5	83.3	52.0
Net operating expenses	(7.2)	(8.9)	(10.3)

Net income	$218.3	$212.7	$128.4

Condensed Statement of Cash Flows:
Operating activities:
Net distributed income	$187.8	$129.4	$76.4
Other	56.4	18.9	2.7

Net cash provided by operating activities	244.2	148.3	79.1

Investing activities:
Purchase of fixed income and equity securities	(267.3)	(207.8)	(134.2)
Sales of fixed income and equity securities	129.0	78.9	45.5

Net cash used in investing activities	(138.3)	(128.9)	(88.7)

Financing activities:
Debt:
Proceeds from the issuance of senior notes	—	—	199.3
Repayments	(0.7)	(160.3)	(13.0)
Payment for issuance costs	—	—	(1.3)
Payment for deferred financing cost	(0.5)	—	—
Loss on retirement of convertible debt, including conversion expense	—	(3.6)	—
Proceeds from exercise of stock options	5.8	15.8	15.1
Repurchase of treasury stock	(98.7)	(38.9)	—
Excess tax benefits on stock-based compensation	1.9	—	—
Dividends paid to shareholders	(22.3)	(11.5)	—

Net cash (used in)/provided by financing activities	(114.5)	(198.5)	200.1

Net change in cash and cash equivalents	(8.6)	(179.1)	190.5

Cash and cash equivalents, beginning of year	11.8	190.9	0.4

Cash and cash equivalents, end of year	$3.2	$11.8	$190.9

Schedule III
Ohio Casualty Corporation and Subsidiaries
Consolidated Supplementary Insurance Information
(In millions)
December 31, 2006

							Amortization
	Deferred	Reserves for				Losses	of deferred
	policy	unpaid		Premiums and	Net	and loss	policy	General	Net
	acquisition	losses and	Unearned	finance charges	investment	expenses	acquisition	operating	Premiums
	costs	loss expenses	premiums	earned	income	incurred	costs	expenses (1)	written
Segment
Property and casualty insurance:
Underwriting
Commercial Lines	$96.0	$1,897.7	$395.2	$827.9	$—	$547.3	$196.9	$66.2	$829.7
Specialty Lines	21.1	641.9	104.0	147.4	—	55.9	40.4	16.4	145.3
Personal Lines	33.1	372.7	163.8	448.7	—	290.3	92.2	29.3	437.2
Investment	—	—	—	—	192.4	—	—	—	—

Total property and casualty insurance	150.2	2,912.3	663.0	1,424.0	192.4	893.5	329.5	111.9	1,412.2

Corporation	—	—	—	—	16.3	—	—	40.6	—

Total	$150.2	$2,912.3	$663.0	$1,424.0	$208.7	$893.5	$329.5	$152.5	$1,412.2

1.	The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

Schedule III
Ohio Casualty Corporation and Subsidiaries
Consolidated Supplementary Insurance Information
(In millions)
December 31, 2005

							Amortization
	Deferred	Reserves for				Losses	of deferred
	policy	unpaid		Premiums and	Net	and loss	policy	General	Net
	acquisition	losses and	Unearned	finance charges	investment	expenses	acquisition	operating	Premiums
	costs	loss expenses	premiums	earned	income	incurred	costs	expenses (1)	written
Segment
Property and casualty insurance:
Underwriting
Commercial Lines	$97.3	$1,814.6	$393.5	$827.4	$—	$566.9	$197.0	$78.6	$823.5
Specialty Lines	20.2	743.9	110.8	143.2	—	73.5	44.3	18.4	150.4
Personal Lines	36.2	388.3	175.3	483.0	—	266.9	97.0	26.7	475.5
Investment	—	—	—	—	186.3	—	—	—	—

Total property and casualty insurance	153.7	2,946.8	679.6	1,453.6	186.3	907.3	338.3	123.7	1,449.4

Corporation	—	—	—	—	15.1	—	—	52.4	—

Total	$153.7	$2,946.8	$679.6	$1,453.6	$201.4	$907.3	$338.3	$176.1	$1,449.4

1.	The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

Schedule III
Ohio Casualty Corporation and Subsidiaries
Consolidated Supplementary Insurance Information
(In millions)
December 31, 2004

							Amortization
	Deferred	Reserves for				Losses	of deferred
	policy	unpaid		Premiums and	Net	and loss	policy	General	Net
	acquisition	losses and	Unearned	finance charges	investment	expenses	acquisition	operating	Premiums
	costs	loss expenses	premiums	earned	income	incurred	costs	expenses (1)	written
Segment
Property and casualty insurance:
Underwriting
Commercial Lines	$98.9	$1,670.8	$404.6	$807.9	$—	$527.1	$206.7	$80.5	$828.2
Specialty Lines	24.4	656.4	127.4	150.3	—	71.3	57.0	16.3	135.5
Personal Lines	36.5	429.2	183.5	488.4	—	337.9	101.5	42.8	490.2
Investment	—	—	—	—	196.8	—	—	—	—

Total property and casualty insurance	159.8	2,756.4	715.5	1,446.6	196.8	936.3	365.2	139.6	1,453.9

Corporation	—	—	—	—	4.4	—	—	43.2	—

Total	$159.8	$2,756.4	$715.5	$1,446.6	$201.2	$936.3	$365.2	$182.8	$1,453.9

1.	The principal portion of general operating expenses has been directly attributed to business segment classifications incurring such expenses with the remainder allocated based on premium revenue. Amortization and impairment write-downs of the agent relationships asset are classified as corporate expenses as management believes these costs do not reflect current underwriting profitability.

Schedule IV
Ohio Casualty Corporation and Subsidiaries
Consolidated Reinsurance
(In millions)
December 31, 2006, 2005 and 2004

					Percent of
					amount
		Assumed	Ceded to		assumed
	Direct	from other	other	Net	to net
	amount	companies	companies	amount	amount
Year Ended December 31, 2006

Premiums written
Property and casualty insurance	$1,471.9	$18.3	$78.0	$1,412.2	1.3%
Accident and health insurance	0.1	—	0.1	—	—

Total premiums written	$1,472.0	$18.3	$78.1	1,412.2	1.3%

Change in unearned premiums and finance charges				11.8

Total premiums and finance charges earned				$1,424.0

Year Ended December 31, 2005

Premiums written
Property and casualty insurance	$1,503.9	$26.0	$80.5	$1,449.4	1.8%
Accident and health insurance	0.1	—	0.1	—	—

Total premiums written	$1,504.0	$26.0	$80.6	1,449.4	1.8%

Change in unearned premiums and finance charges				4.2

Total premiums and finance charges earned				$1,453.6

Year Ended December 31, 2004

Premiums written
Property and casualty insurance	$1,581.2	$23.1	$150.4	$1,453.9	1.6%
Accident and health insurance	0.1	—	0.1	—	—

Total premiums written	$1,581.3	$23.1	$150.5	1,453.9	1.6%

Change in unearned premiums and finance charges				(7.3)

Total premiums and finance charges earned				$1,446.6

Schedule V
Ohio Casualty Corporation and Subsidiaries
Valuation and Qualifying Accounts
(in millions)

	Balance at		Balance at
	beginning	Charged to	end of
	of period	expenses	period
Year ended December 31, 2006
Reserve for bad debt	$4.2	($2.7)	$1.5
Reserve for uncollectible reinsurance recoverable	3.7	—	3.7

Year ended December 31, 2005
Reserve for bad debt	$4.3	($0.1)	$4.2
Reserve for uncollectible reinsurance recoverable	2.3	1.4	3.7

Year ended December 31, 2004
Reserve for bad debt	$4.2	$0.1	$4.3
Reserve for uncollectible reinsurance recoverable	2.4	(0.1)	2.3

Schedule VI
Ohio Casualty Corporation and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations
(In millions)

		Reserves for				Claims and claim		Amortization	Paid
	Deferred	unpaid claims		Premiums and		adjustment expenses		of deferred	claims
	policy	and claim		finance	Net	incurred related to		policy	and claim	Net
Affiliation with	acquisition	adjustment	Unearned	charges	investment	Current	Prior	acquisition	adjustment	Premiums
registrant	costs	expenses	premiums	earned	income	year	years	costs	expenses	written
Property and casualty subsidiaries

Year ended December 31, 2006	$150.2	$2,912.3	$663.0	$1,424.0	$192.4	$945.7	$(52.2)	$329.5	$829.1	$1,412.2

Year ended December 31, 2005	$153.7	$2,946.8	$679.6	$1,453.6	$186.3	$927.4	$(20.1)	$338.3	$831.2	$1,449.4

Year ended December 31, 2004	$159.8	$2,756.4	$715.5	$1,446.6	$196.8	$958.1	$(21.8)	$365.2	$881.5	$1,453.9

Form 10-K
Ohio Casualty Corporation
Index to Exhibits

Exhibit 4f.2	Tri-Party Agreement dated as of October 24, 2006, by and among Ohio Casualty Corporation, Citibank, N.A., and U.S. Bank Trust National Association

Exhibit 10.7	Stock Option Agreement for Directors’ year 2000 grant

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm to incorporation of their opinion by reference in Registration Statements on Forms S-3 (Nos. 333-29483 and 333-105092) and Form S-8 (Nos. 333-42944, 333-73738, 333-88398, 333-91906 and 333-125093)

Exhibit 31.1	Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)

Exhibit 31.2	Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a)/15(d)-14(a)

Exhibit 32.1	Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibits incorporated by reference:

Exhibit 3(i)	Amended Articles of Incorporation of the Company, reflecting amendments through May 10, 2000 as filed with the Registrant’s SEC Form 10-K on March 7, 2006

Exhibit 3(ii)	Code of Regulations, as amended, filed as Exhibit 99 to the Registrant’s SEC Form 8-K filed on August 2, 2005

Exhibit 4b	First amendment to the Amended and Restated Rights Agreement dated as of February 19, 1998, signed November 8, 2001, filed as Exhibit 4b to the Registrant’s SEC Form 10-K on March 5, 2002

Exhibit 4e	Ohio Casualty Corporation’s Registration Statement for Universal Shelf filed on Form S-3 (333-105092) on May 8, 2003

Exhibit 4f.1	First Supplemental Indenture dated as of June 29, 2004, between Ohio Casualty Corporation and Citibank, N.A. as trustee, relating to the Senior Notes, filed as Exhibit 4.1 to the Registrant’s SEC Form 8-K on June 30, 2004

Exhibit 10.1	Employment Agreement with Dan R. Carmichael dated December 1, 2005 filed as Exhibit 10.1 to the Registrant’s SEC Form 8-K on December 5, 2005

Exhibit 10.2	Restricted Stock Award Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit 10.2 to the Registrant’s Form 8-K on December 5, 2005

Exhibit 10.3	Freestanding Stock Appreciation Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit 10.3 to the Registrant’s Form 8-K on December 5, 2005

Form 10-K
Ohio Casualty Corporation
Index to Exhibits, Continued

Exhibit 10.4d	Change in Control Agreement entered into between the Registrant and Dan R. Carmichael, filed as Exhibit 10.4 to the Registrant’s Form 8-K on December 5, 2005

Exhibit 10.6	Agreement and General Release with Elizabeth M. Riczko dated June 3, 2005, filed as Exhibit 10.1 to the Registrant’s SEC Form 8-K on June 3, 2005

Exhibit 10.9	Ohio Casualty Corporation 2002 Stock Incentive Program, filed as Exhibit 10.2 to the Registrant’s SEC Form 10-Q on May 14, 2002

Exhibit 10.10	Ohio Casualty Corporation 2005 Incentive Plan, filed as Exhibit 99 to the Registrant’s Form 8-K filed on May 20, 2005

Exhibit 10.11	Credit Agreement dated as of February 16, 2006 between Ohio Casualty Corporation and LaSalle Bank National Association as Agent as Exhibit 10.1 to the Registrant’s SEC Form 8-K filed on February 17, 2006

Exhibit 10.12	Amended and Restated Ohio Casualty Corporation Director’s Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant’s SEC Form 10-K on March 27, 2003

Exhibit 10.13	The Ohio Casualty Insurance Company Excess Benefit Plan filed as Exhibit 99 to the Registrant’s SEC Form 8-K on January 3, 2006

Exhibit 10.15	The Ohio Casualty Insurance Company 2006 Officer Annual Incentive Program filed as Exhibit 10.1 to the Registrant’s SEC Form 8-K on February 23, 2006

Exhibit 10.16	The Ohio Casualty Insurance Company 2006 Officer Long-Term Incentive Award agreement filed as Exhibit 10.2 to the Registrant’s SEC Form 8-K on February 23, 2006

Exhibit 10.17	The Ohio Casualty Insurance Company 2005 Officer Long-Term Incentive Award agreement filed as Exhibit 99.1 to the Registrant’s SEC Form 8-K on May 25, 2005

Exhibit 10.18	The Ohio Casualty Insurance Company Benefit Equalization Plan filed as Exhibit 10.4 to the Registrant’s SEC Form 10-K on March 27, 2003

Exhibit 10.19	The Ohio Casualty Insurance Company Deferred Compensation Plan (Dan R. Carmichael) filed as Exhibit 10.5 to the Registrant’s SEC Form 10-K on March 27, 2003

Exhibit 10.20	Form of Amended Change in Control Agreement entered into between the Registrant and each of the following executive officers: Debra K. Crane, Paul J. Gerard, Ralph. S. Michael, Lynn C. Schoel and Michael A. Winner filed as Exhibit 1e to the Registrant’s SEC on November 16, 2006

Exhibit 10.21	Ohio Casualty Corporation Agent Share Plan on Form S-3 (333-29483) filed as Exhibit 4.1 to the Registrant’s SEC Form 10-K on March 12, 2004