Form 10-Q
period 2007-03-31
OHIO CASUALTY CORP
filed 2007-05-09
CIK 73952

==============================================================================

                       UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2007.

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
(State or other jurisdiction of                  (I.R.S. incorporation
  Employer Identification No.)                      or organization)

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

                                      Yes          No   X
                                                      -----

    On May 7, 2007, there were 59,996,491 shares of common stock outstanding.







                               Page 1 of 28
==============================================================================

                                   INDEX


                                                                         Page
                                                                         ----
PART I          FINANCIAL INFORMATION
 Item 1.        Financial Statements                                       3
 Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      12
 Item 3.        Quantitative and Qualitative Disclosures about
                 Market Risk                                              26
 Item 4.        Controls and Procedures                                   26

PART II         OTHER INFORMATION
 Item 1.        Legal Proceedings                                         26
 Item 2.        Unregistered Sales of Equity Securities and Use
                 of Proceeds                                              27
 Item 6.        Exhibits                                                  27

Signature                                                                 28
Exhibit 10.11a  First Amendment to Credit Agreement dated as of
                 March 15, 2007 between Ohio Casualty Corporation and LaSalle Bank National Association as Agent.

Exhibit 31.1    Certification of Chief Executive Officer of Ohio
                 Casualty Corporation in accordance with SEC
                 Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 31.2    Certification of Chief Financial Officer of Ohio
                 Casualty Corporation in accordance with SEC
                 Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 32.1    Certification of Chief Executive Officer of Ohio
                 Casualty Corporation in accordance with Section
                 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification of Chief Financial Officer of Ohio
                 Casualty Corporation in accordance with Section
                 1350 of the Sarbanes-Oxley Act of 2002

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                              March 31,     December 31,
(in millions, except share data)                                2007            2006
===========================================================================================
Assets                                                      (Unaudited)
Investments:
   Fixed income securities:
      Available-for-sale, at fair value
          (amortized cost:  $3,484.2 and $3,451.0)           $  3,550.9     $  3,512.3
      Held-to-maturity, at amortized cost
          (fair value:  $226.8 and $230.8)                        230.0          235.8
   Equity securities, at fair value
          (cost:  $252.1 and $232.1)                              468.3          458.5
-------------------------------------------------------------------------------------------
     Total investments                                          4,249.2        4,206.6

Cash and cash equivalents                                          51.6           45.6
Premiums and other receivables, net of allowance                  310.7          316.0
Deferred policy acquisition costs                                 151.7          150.2
Property and equipment, net of accumulated depreciation            83.4           80.5
Reinsurance recoverable, net of allowance                         629.1          633.8
Agent relationships, net of accumulated amortization               93.4           96.9
Interest and dividends due or accrued                              45.5           51.2
Deferred tax asset, net                                             4.2              -
Other assets                                                       88.7          117.8
-------------------------------------------------------------------------------------------
     Total assets                                            $  5,707.5     $  5,698.6
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $  2,390.6     $  2,390.4
   Loss adjustment expenses                                       521.6          521.9
   Unearned premiums                                              656.4          663.0
Debt                                                              199.5          199.6
Reinsuance treaty funds held                                      109.4          117.6
Deferred tax liability, net                                           -            7.2
Other liabilities                                                 233.2          243.2
-------------------------------------------------------------------------------------------
     Total liabilities                                          4,110.7        4,142.9

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                           9.0            9.0
Additional paid-in capital                                         28.5           25.4
Accumulated other comprehensive income                            190.7          194.1
Retained earnings                                               1,614.8        1,559.5
Treasury stock, at cost:
   (Shares:  12,510,777; 12,095,652)                             (246.2)        (232.3)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                 1,596.8        1,555.7
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $  5,707.5     $  5,698.6
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                              Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
                                                                        Three Months
                                                                      Ended March 31,
(in millions, except share and per share data) (Unaudited)           2007            2006
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                           $     349.6     $     357.7
Investment income, less expenses                                     51.7            50.9
Investment gains realized, net                                        8.0            14.2
-------------------------------------------------------------------------------------------
         Total revenues                                             409.3           422.8

Losses and benefits for policyholders                               161.9           189.0
Loss adjustment expenses                                             38.6            36.7
General operating expenses                                          117.4           116.7
Write-down and amortization of agent relationships                    3.5             2.9
Amortization of deferred policy acquisition costs                    81.5            82.9
Deferral of policy acquisition costs                                (83.0)          (81.1)
Depreciation and amortization expense                                 3.2             2.5
-------------------------------------------------------------------------------------------
         Total expenses                                             323.1           349.6
-------------------------------------------------------------------------------------------
Income before income taxes                                           86.2            73.2

Income tax expense/(benefit):
   Current                                                           32.3             8.2
   Deferred                                                          (9.2)           13.1
-------------------------------------------------------------------------------------------
         Total income tax expense                                    23.1            21.3
-------------------------------------------------------------------------------------------
Net income                                                    $      63.1     $      51.9
===========================================================================================

Average shares outstanding - basic                             59,844,492      63,235,681
===========================================================================================

Earnings per share - basic:
Net income, per share                                         $      1.05     $      0.82
===========================================================================================

Average shares outstanding - diluted                           61,343,139      64,836,502
===========================================================================================

Earnings per share - diluted:
Net income, per share                                         $      1.03     $      0.80
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                                  Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Accumulated
                                                Additional      other                                Total
(in millions, except                   Common     paid-in   comprehensive   Retained   Treasury   shareholders'
share data) (Unaudited)                Stock      capital       income      earnings     stock       equity
---------------------------------------------------------------------------------------------------------------
Balance
January 1, 2006                        $ 9.0      $ 18.8      $ 178.0      $ 1,360.6   $ (140.0)   $ 1,426.4

Net income                                                                      51.9                    51.9
Change in unrealized gain,
 net of deferred income tax
 benefit of $19.1                                               (35.7)                                 (35.7)
                                                                                                   ------------
Comprehensive income                                                                                    16.2
Unearned stock compensation                         (2.9)                        2.9                       -
Stock based compensation, including
  income tax benefit of $1.2                         2.6                                                 2.6
Net issuance of treasury
  stock (249,309 shares)                            (0.5)                                   3.8          3.3
Repurchase of treasury stock
  (36,780 shares)                                                                          (1.0)        (1.0)
Cash dividend paid ($0.09 per share)                                            (5.7)                   (5.7)
---------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2006                         $ 9.0      $ 18.0      $ 142.3      $ 1,409.7   $ (137.2)   $ 1,441.8
===============================================================================================================

Balance
January 1, 2007                        $ 9.0      $ 25.4      $ 194.1      $ 1,559.5   $ (232.3)   $ 1,555.7

Net income                                                                      63.1                    63.1
Change in unrealized gain,
  net of deferred income tax
  benefit of $1.7                                                (2.5)                                  (2.5)
Change in prior service credit, net of
  deferred income tax of $0.7                                    (1.3)                                  (1.3)
Change in actuarial loss, net of
  deferred tax of $0.3                                            0.4                                    0.4
                                                                                                   ------------
Comprehensive income                                                                                    59.7
Stock based compensation, including
  income tax benefit of $0.8                         3.8                                                 3.8
Net issuance of treasury
  stock (163,479 shares)                            (0.7)                                   3.2          2.5
Repurchase of treasury stock
  (578,604 shares)                                                                        (17.1)       (17.1)
Cash dividend paid ($0.13 per share)                                            (7.8)                   (7.8)
---------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2007                         $ 9.0      $ 28.5      $ 190.7      $ 1,614.8   $ (246.2)    $ 1,596.8
===============================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                              Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months
                                                                            Ended March 31,
(in millions) (Unaudited)                                                2007            2006
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                     $   63.1        $   51.9
      Adjustments to reconcile net income to net cash
      provided by operations:
         Changes in:
            Insurance reserves                                           (6.7)           (0.7)
            Reinsurance treaty funds held                                (8.2)           (3.8)
            Income taxes                                                  8.1            11.2
            Premiums and other receivables                                5.3             4.7
            Deferred policy acquisition costs                            (1.5)            1.8
            Reinsurance recoverable                                       4.7             9.5
            Other assets                                                 16.5           (11.7)
            Other liabilities                                           (28.6)          (27.0)
         Stock-based compensation expense                                 3.0             1.4
         Amortization and write-down of agent relationships               3.5             2.9
         Depreciation and amortization                                    3.2             2.5
         Investment gains realized, net                                  (8.0)          (14.2)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                54.4            28.5
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed income, available-for-sale                                 (286.8)         (272.8)
      Fixed income, held-to-maturity                                        -            (0.2)
      Equity                                                            (26.0)          (13.1)
   Proceeds from sales of securities:
      Fixed income, available-for-sale                                  205.8           187.3
      Equity                                                             19.2            22.9
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                                   64.3            45.8
      Fixed income, held-to-maturity                                      5.3             4.8
   Property and equipment
      Purchases                                                          (6.3)           (1.9)
      Sales                                                               0.2             0.2
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (24.3)          (27.0)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                         (0.2)           (0.2)
      Payment for deferred financing costs                                  -            (0.3)
   Proceeds from exercise of stock options                                2.4             3.3
   Repurchase of treasury stock                                         (19.3)           (1.0)
   Income tax benefit from stock option exercises                         0.8             1.0
   Dividends paid to shareholders                                        (7.8)           (5.7)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (24.1)           (2.9)
-------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                      6.0            (1.4)
Cash and cash equivalents, beginning of period                           45.6            54.5
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $   51.6        $   53.1
=================================================================================================


Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of March 31, 2007 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three months ended March 31, 2007 and 2006, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at March 31, 2007 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The unaudited Consolidated Financial Statements should be read together with the Consolidated Financial Statements and Notes thereto included in the Corporation's 2006 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The premiums receivable balance is presented net of bad debt allowances determined by management of $1.5 at both March 31, 2007 and December 31, 2006. Property and equipment are carried at cost less accumulated depreciation of $185.8 and $183.0 at March 31, 2007 and December 31, 2006, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $3.7 at both March 31, 2007 and December 31, 2006.

NOTE II - EARNINGS PER SHARE

Basic and diluted earnings per share are summarized as follows:

                                                  Three Months Ended March 31,
                                                     2007              2006
------------------------------------------------------------------------------
Net income                                          $63.1             $51.9
Weighted average common shares
 outstanding - basic (thousands)                   59,844            63,236
Basic net income per weighted average share         $1.05             $0.82
==============================================================================

Net income                                          $63.1             $51.9
Weighted average common shares
 outstanding - basic (thousands)                   59,844            63,236
Effect of dilutive securities from stock
 compensation plans (thousands)                     1,499             1,601
------------------------------------------------------------------------------

Weighted average common shares
 outstanding - diluted (thousands)                 61,343            64,837
Diluted net income per weighted average share       $1.03             $0.80
==============================================================================

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

                       Three Months Ended March 31,

Commercial Lines Segment                      2007         2006
-------------------------------------------------------------------
Net premiums written                        $209.4       $212.4
  % change                                    (1.4)%        3.3%
Net premiums earned                          205.3        204.6
  % change                                     0.3%        (0.5)%
Underwriting gain/(loss) (before tax)         11.3         (3.6)


Specialty Lines Segment                       2007         2006
-------------------------------------------------------------------
Net premiums written                        $ 34.6       $ 35.8
  % change                                    (3.4)%       (8.4)%
Net premiums earned                           36.7         37.3
  % change                                    (1.6)%        6.3%
Underwriting gain (before tax)                13.4          9.2


Personal Lines Segment                        2007         2006
-------------------------------------------------------------------
Net premiums written                        $101.3       $105.9
  % change                                    (4.3)%       (6.9)%
Net premiums earned                          107.6        115.8
  % change                                    (7.1)%       (4.8)%
Underwriting gain (before tax)                12.9         12.6


Total Property & Casualty                     2007         2006
-------------------------------------------------------------------
Net premiums written                        $345.3       $354.1
  % change                                    (2.5)%       (1.2)%
Net premiums earned                          349.6        357.7
  % change                                    (2.3)%       (1.3)%
Underwriting gain (before tax)                37.6         18.2


All Other Segment                             2007         2006
-------------------------------------------------------------------
Revenues                                    $  3.6       $  3.6
Write-down and amortization of
 agent relationships                          (3.5)        (2.9)
Other expenses                                (7.6)        (7.2)
-------------------------------------------------------------------
Net loss before income tax                  $ (7.5)      $ (6.5)



Reconciliation of Revenues                    2007         2006
-------------------------------------------------------------------
Net premiums earned for reportable
  segments                                  $349.6       $357.7
Net investment income                         47.2         47.2
Realized gains, net                            8.9         14.3
-------------------------------------------------------------------
Total property and casualty revenues         405.7        419.2
All other segment revenues                     3.6          3.6
-------------------------------------------------------------------
Total revenues                              $409.3       $422.8
===================================================================


Reconciliation of Underwriting Gain
 (before tax)                                 2007         2006
-------------------------------------------------------------------
Property and casualty underwriting gain
 (before tax)                               $ 37.6       $ 18.2
Net investment income                         51.7         50.9
Realized gains, net                            8.0         14.2
Write-down and amortization of agent
 relationships                                (3.5)        (2.9)
Other expenses                                (7.6)        (7.2)
-------------------------------------------------------------------
Income before income tax                      86.2         73.2
Income tax expense                           (23.1)       (21.3)
-------------------------------------------------------------------
Net income                                  $ 63.1        $51.9
===================================================================

Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                                Three Months Ended March 31,
                                                   2007              2006
----------------------------------------------------------------------------
Net income                                        $63.1             $51.9
After-tax net realized gains                        5.2               9.2
----------------------------------------------------------------------------
  Operating income                                $57.9             $42.7
============================================================================

NOTE IV - STOCK BASED COMPENSATION

The Consolidated Corporation has several stock based incentive programs that are utilized to facilitate the Consolidated Corporation's long-term financial success. Effective January 1, 2006, the Consolidated Corporation began accounting for stock based incentive programs under Statement of Financial Accounting Standard (SFAS) 123(R), "Share-Based Payment." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the income statement at fair value. For a detailed discussion of each of these share-based incentive programs, see Note 5 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

Following is a summary of stock based compensation expense recognized by the Consolidated Corporation:

                                                Three Months Ended March 31,
                                                   2007              2006
----------------------------------------------------------------------------
2005 Incentive Plan
  Stock Options                                    $0.5             $ 0.7
  Stock Appreciation Rights                         0.3               0.3
  Restricted Stock                                  0.2               0.4
Long Term Incentive Plans                           1.9              (0.3)
Employee Stock Purchase Plan                        0.1               0.3
----------------------------------------------------------------------------
  Total Stock-Based Compensation                   $3.0             $ 1.4
============================================================================

NOTE V - INCOME TAXES

Effective January 1, 2007, the Consolidated Corporation adopted the recognition and disclosure provisions of SFAS Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes" (FIN 48). FIN 48 requires the Consolidated Corporation to account for and disclose uncertainty in tax positions, along with related interest and penalties, that meet a minimum recognition threshold. As of December 31, 2006 and March 31, 2007, the total amount of unrecognized tax benefits were $1.5. If recognized, the entire amount of unrecognized tax benefits would affect the Consolidated Corporation's effective tax rate. There were no interest or penalties recognized in the Consolidated Corporation's statements of income and consolidated balance sheets. It is reasonably possible that none of the unrecognized tax benefits will significantly increase or decrease within twelve months. In February 2007, the Internal Revenue Service (IRS) issued the final report on its examination of the Consolidated Corporation for tax years 2002 and 2003. There is one matter for which the Consolidated Corporation has filed a written protest with the IRS Appeals Office. The ultimate settlement of this matter is not expected to have a significant adverse impact on the Consolidated Corporation's financial position or results of operations. During 2007, the IRS is expected to commence its examination of the Consolidated Corporation's tax years 2004 and 2005.

The Consolidated Corporation's policy under FIN 48 with respect to interest and penalties related to tax uncertainties is to classify such amounts in its statement of income as income tax expense, consistent with its policy prior to the adoption of FIN 48.

NOTE VI - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated primarily to agent relationships. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of the evaluation, the agent relationship asset was written down before tax by $2.1 and $1.3 in the first quarter of 2007 and 2006, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent.
The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 17 years. For the three month period ended March 31, 2007, the Consolidated Corporation recorded amortization expense of $1.4 which compares to $1.6 for the same period of the prior year. At March 31, 2007 and December 31, 2006, the unamortized carrying value of the agent relationships asset was $93.4 and $96.9, respectively. The agent relationships asset is recorded net of accumulated amortization of $48.8 and $48.4 at March 31, 2007 and December 31, 2006, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former GAI agents' estimated future revenues or profitability is reasonably possible to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VII - DEBT

The following table represents outstanding debt and deferred financing costs of the Consolidated Corporation at March 31, 2007 and December 31, 2006:

                                                 March 31,      December 31,
                                                   2007             2006
----------------------------------------------------------------------------
Senior Debt (net of discount and
  issuance costs of $2.0)                        $198.0           $198.0
Ohio Loan                                           1.9              2.0
Deferred Financing Costs                           (0.4)            (0.4)
----------------------------------------------------------------------------
  Total Debt                                     $199.5           $199.6
============================================================================

On June 29, 2004, the Corporation issued $200.0 of 7.3% Senior Notes due June 15, 2014 (Senior Notes) and received net proceeds after related fees and discount of $198.0. The Corporation used a substantial majority of the net proceeds to repurchase and redeem the Convertible Notes. See Note 15 included in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion regarding the repurchase and redemption of the Convertible Notes. Interest is payable on the Senior Notes on June 15 and December 15.

The Senior Notes are reported on the Consolidated Balance Sheets net of unamortized issuance-related costs and discount totaling $2.0 at both March 31, 2007 and December 31, 2006. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011 and simultaneously terminated its prior $80.0 revolving credit agreement. In March 2007, the Corporation extended the expiration by one year to March 16, 2012. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility.

The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject to a successful syndication of the requested increase. Please refer to Note 15 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion regarding the terms and provisions of the new revolving credit agreement. At March 31, 2007, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit at either March 31, 2007 or December 31, 2006.

Interest expense incurred for both the three month periods ended March 31, 2007 and 2006 was $3.7.

NOTE VIII - CONTINGENCIES

A proceeding entitled Carol Lazarus v. the Group was brought against West American Insurance Company (West American) in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin
v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American's motion for summary judgment. The decision regarding class certification has been appealed by West American to the Court of Appeals for the Eighth Appellate District, Cuyahoga County, Ohio.

A proceeding entitled Douglas and Carla Scott v. the Company, West American, American Fire Insurance Company (American Fire), and Ohio Security Insurance Company (Ohio Security) was filed in the District Court of Tulsa County, State of Oklahoma and served on January 3, 2005. The proceeding challenges the use of a certain vendor in valuing total loss automobiles. Plaintiff alleges that use of the database results in valuations to the detriment of the insureds. Plaintiff is seeking class status and alleges breach of contract, fraud and bad faith. The lawsuit is in its early stages and will be vigorously defended.

A proceeding entitled Georgia Hensley, et al. v. Computer Sciences Corporation, et al. was brought against several defendants, including the Company, American Fire, Ohio Casualty of New Jersey (OCNJ), Ohio Security, and West American in the Circuit Court of Miller County, Arkansas in May, 2005. The proceeding alleged the defendants (involving approximately 400 different entities) improperly reduced uninsured/underinsured motorist coverage payments to persons insured under private passenger automobile insurance policies by consulting a computer software program in determining the amount of damages payable to the insured for bodily injury claims. The Corporation has been dismissed without prejudice from the Hensley proceeding. A separate class action complaint entitled Dusty Easley, et al. v. the Company, American Fire, Avomark Insurance Company (Avomark), the Corporation, Ohio Security, and West American was filed in the Circuit Court of Miller County, Arkansas in March, 2007. The Easley proceeding alleges substantially the same counts alleged in the Hensley proceeding and includes the same putative class. Plaintiffs and defendants in the Easley proceeding have filed a Stipulation of Settlement and Motion for Preliminary Approval seeking approval of a settlement of the case. If the proposed settlement is approved in the Easley matter then plaintiffs in the Hensley action will also seek to amend the dismissal of the Corporation with prejudice.

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

NOTE IX - EMPLOYEE BENEFITS

The Company has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of March 31 is determined as follows:

                                                Three Months Ended March 31,
                                                   2007              2006
----------------------------------------------------------------------------
Service cost earned during the period             $ 2.1             $ 2.1
Interest cost on projected benefit obligation       4.7               4.3
Expected return on plan assets                     (7.0)             (6.5)
Amortization of accumulated losses                  0.7               1.0
Amortization of prior service credit               (0.6)             (0.6)
----------------------------------------------------------------------------
Net periodic pension (benefit)/cost               $(0.1)            $ 0.3
============================================================================

The components of the Company's net periodic postretirement benefit cost as of March 31:

                                                   2007              2006
----------------------------------------------------------------------------
Service cost                                      $ 0.1             $ 0.1
Interest cost                                       0.6               0.7
Amortization of prior service credit               (1.5)             (1.5)
----------------------------------------------------------------------------
Net periodic postretirement benefit               $(0.8)            $(0.7)
============================================================================

The Company adopted the recognition and disclosure provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans as amendment of SFAS Statements No. 87, 88, 106, and 132(R)" as of December 31, 2006. Please refer to Note 4 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion.

NOTE X - SHARE REPURCHASES

During 2006, the Corporation completed the share repurchase program previously authorized by the Corporation's Board of Directors in 2005. Under this program, four million shares were repurchased (2,483,895 in 2006 and 1,516,105 in 2005) at an average cost of $27.94. In September 2006, the Board of Directors approved another share repurchase program with authorization to repurchase up to $100.0 of the Corporation's common stock. Purchases may be made in the open market or in privately negotiated transactions. During the first quarter of 2007, the Corporation repurchased 578,604 shares under the newly authorized share repurchase program at an average cost of $29.63. The Corporation has remaining authority to repurchase $54.9 of the Corporation's common stock.

NOTE XI - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This Statement permits an entity to choose to measure certain financial assets and financial liabilities at fair value, however, does not require an entity to adopt the Statement. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Statement establishes presentation and disclosure requirements to assist the financial statement users in understanding the effect of the entity's election on its earnings. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Consolidated Corporation is still evaluating the effect this Statement, if adopted, could have on the Consolidated Corporation's overall results of operations and financial position, as well as whether or not it will adopt this Statement at all.


NOTE XII - SUBSEQUENT EVENT

On May 6, 2007, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Liberty Mutual Insurance
Company ("Liberty") and Waterfall Merger Corp. a wholly owned direct subsidiary of Liberty ("Waterfall").

The Merger Agreement provides for a business combination whereby Waterfall will merge with and into the Corporation (the "Merger"). As a result of the Merger, the separate corporate existence of Waterfall will cease and the Corporation will continue as the surviving corporation in the Merger. At the effective time of the Merger, each common share, par value $.0125 per share, of the Corporation (other than shares owned by the Corporation, Liberty and Waterfall) will be converted into the right to receive $44.00 in cash, without interest. Each Corporation stock option and other share purchase rights outstanding at the time of the closing will be cancelled in the Merger and the holder thereof will be entitled to an amount of cash, without interest, equal to the difference between $44.00 and the exercise price of such stock option or purchase right.

The Merger is subject to the approval of a majority of the Corporation's outstanding shares. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Acts and other regulatory laws applicable to the Merger, including state insurance laws and regulation, as well as other customary closing conditions. The Merger Agreement contains certain termination rights for both the Corporation and Liberty and further provides that upon termination of the Merger Agreement under certain circumstances, the Corporation may be obligated to pay Liberty a termination fee of $62.0.

Also, on May 6, 2007 the Corporation entered into a Second Amendment (the "Second Amendment") to its Amended and Restated Rights Agreement, dated as of February 19, 1998, between the Corporation and Computershare Trust Company, N.A. (f/k/a Equiserve Trust Company, N.A.) as successor to First Chicago Trust Company of New York, as amended on November 8, 2001 (the "Rights Agreement") for the purpose of amending the Rights Agreement to render it inapplicable to the Merger Agreement, the Merger and the transactions contemplated thereby.


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

RESULTS OF OPERATIONS

Net Income

The Consolidated Corporation reported net income of $63.1, or $1.03 per share and $51.9, or $0.80 per share for the three months ended March 31, 2007 and 2006, respectively, which included after-tax realized investment gains of $5.2 ($0.09 per share) and $9.2 ($0.14 per share) for the three months ended March 31, 2007 and 2006, respectively.

All Lines Discussion

Operating Results

Insurance industry regulators require the Group to report its financial condition and results of operations, among other things, using statutory accounting principles. Management uses industry standard financial measures determined on a statutory basis, as well as those determined on a GAAP basis to analyze the Group's property and casualty operations. These insurance industry financial measures include loss and loss adjustment expense (LAE) ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay insurance losses and related expenses. The combined ratio is the sum of the loss, LAE and underwriting expense ratios. All references to combined ratio or its components in this MD&A are calculated on a GAAP basis, unless otherwise indicated, and are calculated on a calendar year basis unless specified as calculated on an accident year basis. Insurance industry financial measures are included in the next several sections of this MD&A that discuss results of operations. A discussion of the differences between statutory accounting and GAAP is included in Item 15, page 87 of the Corporation's 2006 Annual Report on Form 10-K.

At March 31, 2007 and December 31, 2006, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $1,092.8 and $1,082.7, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of both March 31, 2007 and December 31, 2006 was 1.3 to 1.0.

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

The table below summarizes property and casualty premium on a gross and net basis compared with the same periods of the prior year:

                                           Three Months Ended March 31,
                                             2007      2006     % Chg
                                             ----      ----     -----
Gross Premiums Written
----------------------
Commercial Lines                           $215.2    $218.0     (1.3)%
Specialty Lines                              45.6      47.5     (4.0)%
Personal Lines                              102.6     107.2     (4.3)%
                                           ------    ------
All Lines                                  $363.4    $372.7     (2.5)%
                                           ======    ======



                                           Three Months Ended March 31,
                                             2007      2006     % Chg
                                             ----      ----     -----
Net Premiums Written
--------------------
Commercial Lines                           $209.4    $212.4     (1.4)%
Specialty Lines                              34.6      35.8     (3.4)%
Personal Lines                              101.3     105.9     (4.3)%
                                           ------    ------
All Lines                                  $345.3    $354.1     (2.5)%
                                           ======    ======

All Lines gross and net premiums written declined for the three month period ended March 31, 2007 when compared with the same period of the prior year, due primarily to a decline in new business premium production in the Commercial Lines segment and the commercial umbrella/other product line, a decline in premium rates for both Personal and Commercial Lines, lower Commercial Lines assumed premiums from mandatory workers' compensation and commercial auto pools as well as lower in-force policy counts in the Personal Lines segment and commercial umbrella/other product line. This decline was partially offset by improved retention rates in the Personal Lines segment and commercial umbrella/other product line, while the retention rate for Commercial Lines segment was substantially unchanged when compared to the same period of the prior year.

The table below summarizes supplemental information which is useful to understand the Company's premium trends:

                                               Three Months Ended March 31,
                                                    2007          2006
                                               ----------------------------
New Business Gross Premiums Written
-----------------------------------
Commercial Lines                                   $36.9         $43.5
Commercial umbrella/other                            6.1           7.4
Personal Lines                                       9.5           8.9

Average Renewal Price Increase/(Decrease)1
------------------------------------------
Commercial Lines                                    (0.5)%        (0.1)%
Commercial umbrella/other                            2.1%          1.5%

Policy Retention Ratio2
-----------------------
Commercial Lines                                    78.5%         78.6%
Commercial umbrella/other                           72.5%         71.1%
Personal Lines                                      84.9%         84.0%

1 When used in this Quarterly Report on Form 10-Q, renewal price increase/(decrease) means the average increase in premium for policies renewed by the Group. The Group revised its methodology for calculating the average renewal price change for the Commercial Lines segment in 2006. Previously the Company calculated this amount by comparing the total expiring premium for the policy with the total renewal premium for the same policy, including endorsement and audit premium on those policies subsequent to the renewal date. The revised methodology is calculated by comparing the total expiring premium for the policy with the total renewal premium for the same policy at the renewal date. Endorsements and audit premium subsequent to the renewal date are excluded from the calculation. The amounts presented in the table above have been restated for all periods to present the percentage using the revised methodology. Renewal price increases include, among other things, the effects of rate increases and changes in the underlying insured exposures of the policy. Only policies issued by the Group in the previous policy term with the same policy identification codes are included. Therefore, renewal price increases do not include changes in premiums for newly issued policies and business assumed through reinsurance agreements. Renewal price increases also do not reflect the cost of any reinsurance purchased on the policies issued.

2 When used in this Quarterly Report on Form 10-Q, policy retention ratio is calculated by dividing policies in force as of March 31 of the current year that were also in force as of March 31 of the prior year by policies in force as of March 31 of the prior year.

For Commercial Lines, the decrease in gross and net premiums written for the three month period ended March 31, 2007 is principally the result of lower new business premium production and a reduction in assumed premiums from mandatory workers' compensation and commercial auto pools, while the policy retention ratio remained relatively flat with the first quarter of the prior year. Partially offsetting this decline in new business is an increase of 1.5% in in-force policies. Commercial Lines average renewal prices declined slightly during the first quarter 2007 and 2006, a result of a broad market trend of increased competitive pricing pressure.

For Specialty Lines, gross and net premiums written declined for the three month period ended March 31, 2007, primarily the result of declines in the commercial umbrella/other product line as new business premium production was lower than the same period of 2006. This decline is primarily in the unsupported lead umbrella and excess capacity product lines, resulting from our efforts to improve the overall profitability of the commercial umbrella/other product line. Average renewal price increases were 2.1% compared to 1.5% in the first quarter of 2006. The decline in the commercial umbrella/other product line is partially offset by continued growth in the fidelity and surety bond product line during the first quarter, as we continue to leverage our market knowledge and strong producer base.

For Personal Lines, approximately half the decline in gross and net premiums written for the three month period ended March 31, 2007 is the result of the continued effect of premium rate reductions. In addition, premiums were further impacted by lower in-force policy counts, partially offset by improved policy retention rates and an increase in new business premiums. During the second half of 2006 and continuing into the first quarter of 2007, an effort has been underway to write new personal auto policies on a 12 month basis rather than a six month basis, which has resulted in an increase in new business premiums. However, new business policy counts for first quarter 2007 are down approximately 8% compared to the same period last year due to increased competition. This transition effort only impacted new policies and does not include the renewals of currently existing six month policies.

The following table provides key financial measures for All Lines:

                                             Three Months Ended March 31,
                                                  2007          2006
                                                  ----          ----
All Lines
---------
Loss ratio                                        46.3%         52.8%
Loss adjustment expense ratio                     11.0%         10.3%
Underwriting expense ratio                        31.9%         31.8%
                                                  -----         -----
Combined ratio                                    89.2%         94.9%
                                                  =====         =====

The improvement in the All Lines combined ratio for the first quarter is primarily the result of 5.8 point improvement in the loss and LAE ratio, a result of increased favorable prior year reserve development and a reduction in large losses (losses over $250,000, excluding catastrophe losses) partially offset by increased catastrophe losses and loss cost trends continuing to increase at a rate faster than premium rate increases. The underwriting expense ratio was impacted by lower earned premium and increased commission and incentive accruals, partially offset by lower premium taxes, assessments and legal expenses.

All Lines Loss Ratio Analysis

We monitor incurred losses by operating segment, product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends. The following table provides a reconciliation of significant changes to the All Lines loss and LAE ratio for the three month periods ended March 31, 2007 and 2006, respectively.

                                           Three Months Ended March 31,
                                             2007      2006     Pt Chg
                                             ----      ----     ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                                   3.7%      3.9%     (0.2)
Catastrophe losses -
 calendar year basis                          1.5%      1.0%      0.5
Loss and LAE development from
 prior accident years                       (10.8)%    (3.6)%    (7.2)
All other losses and LAE                     62.9%     61.8%      1.1
                                            -------    -----     -----
Total loss and LAE ratio                     57.3%     63.1%     (5.8)
                                            =======    =====     =====

An effect of a continuing soft Commercial and Personal Lines market is the upward pressure placed upon the loss and LAE ratio, as reflected in "All other losses" in the table above, which is the result of loss cost trends increasing while premium rates are declining slightly (both new and renewal).

Large loss activity can be volatile from year to year as indicated by the Group's experience over the last five years. The current accident year large loss impact on the loss ratio in each of these years, evaluated at March 31 for each of the respective years, is as follows:

          2007   3.7%
          2006   3.9%
          2005   2.5%
          2004   2.3%
          2003   2.7%

The following table summarizes reserve development, net of reinsurance, by operating segment:

                                    Three Months Ended March 31,      Year
(Favorable)/Unfavorable                 2007           2006           2006
Operating Segment                       ----           ----           ----
-----------------------
Commercial Lines                      $(16.3)        $  0.5         $ (7.4)
Specialty Lines                        (12.5)          (9.8)         (31.8)
Personal Lines                          (8.9)          (3.6)         (13.0)
                                      -------        -------        -------
 Total Prior Accident Years'
 Development                          $(37.7)        $(12.9)        $(52.2)
                                      =======        =======        =======

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The favorable development is primarily attributable to actual severity being lower than expected, much of which is occurring in the casualty product lines, a result of our more disciplined underwriting and improved claims handling practices which commenced in the 2000/2001 timeframe. The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

                                                Three Months Ended March 31,
                                                     2007          2006
                                                     ----          ----
Net liabilities, beginning of period            $2,912.3       $2,946.8
(Decrease) in provision for prior
  accident year claims                            $(37.7)        $(12.9)
(Decrease) in provision for prior accident
  year claims as % of premiums earned              (10.8)%         (3.6)%

Catastrophe losses for the first quarter 2007 were $5.2 compared to $3.6 in the first quarter 2006. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, future reinsurance pricing and availability of reinsurance. For additional disclosure of catastrophe losses, please refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on pages 84 and 85 of the Corporation's 2006 Annual Report on Form 10-K.

The table below summarizes the catastrophe loss ratios by operating segment.

                                                Three Months Ended March 31,
                                                     2007          2006
                                                     ----          ----
Catastrophe Loss Ratio
----------------------
Commercial Lines                                      1.1%          0.9%
Specialty Lines                                       0.0%          0.0%
Personal Lines                                        2.8%          1.5%
 Total All Lines                                      1.5%          1.0%

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

Commercial Lines Segment

                                             Three Months Ended March 31,
Commercial Lines Segment                          2007          2006
-------------------------------------------------------------------------
Loss ratio                                        48.2%         57.2%
Loss adjustment expense ratio                     13.3%         11.6%
Underwriting expense ratio                        32.9%         33.0%
                                                  -----        ------
Combined Ratio                                    94.4%        101.8%
                                                  =====        ======

The Commercial Lines combined ratio improved for the three month period ended March 31, 2007, a result of a 7.3 point improvement in the loss and LAE ratio driven primarily by favorable prior year reserve development which decreased the ratio by 7.9 points in the first quarter 2007 compared to adverse prior year reserve development of 0.3 points in the same period of the prior year. Also contributing to the improvement in the loss and LAE ratio is a decrease in current accident year large loss activity. These improvements were partially offset by margin compression driven by increasing loss cost trends and premium rates that are declining slightly, as indicated in the below table in the All other losses and LAE line. The underwriting expense ratio was impacted by increased commission and incentive accruals, offset by a decrease in premium taxes and assessments.

Commercial Lines Loss Ratio Analysis

We monitor incurred losses by product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends.

The following table provides a reconciliation of significant changes to the Commercial Lines loss and LAE ratio for the three month period ended March 31, 2007 and 2006, respectively.

                                           Three Months Ended March 31,
                                             2007      2006     Pt Chg
                                             ----      ----     ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                                   4.3%      5.1%     (0.8)
Catastrophe losses -
 calendar year basis                          1.1%      0.9%      0.2
Loss and LAE development from
 prior accident years                        (7.9)%     0.3%     (8.2)
All other losses and LAE                     64.0%     62.5%      1.5
                                             -----     -----     -----
Total loss and LAE ratio                     61.5%     68.8%     (7.3)
                                             =====     =====     =====

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Commercial Lines loss ratio, evaluated at March 31 for each of the respective years, has been as follows:

          2007   4.3%
          2006   5.1%
          2005   2.3%
          2004   2.3%
          2003   3.7%

The 2007 favorable reserve development described above was primarily concentrated in the commercial multiple peril (CMP) and general liability product lines offset by adverse development in the workers' compensation product line. In 2006, the adverse development was primarily concentrated in the workers' compensation and general liability product lines partially offset by favorable development in the commercial auto and CMP product lines.

Specialty Lines Segment

                                             Three Months Ended March 31,
Specialty Lines Segment                           2007          2006
-------------------------------------------------------------------------
Loss ratio                                        18.7%         31.4%
Loss adjustment expense ratio                      5.2%          5.1%
Underwriting expense ratio                        39.7%         38.7%
                                                  -----         -----
Combined Ratio                                    63.6%         75.2%
                                                  =====         =====

The Specialty Lines combined ratio improved due to 12.6 point improvement in the loss and LAE ratio partially offset by a 1.0 point increase in the underwriting expense ratio. The improvement in the loss and LAE ratio was primarily driven by an 8.0 point increase in favorable prior year reserve development primarily in the commercial umbrella product line and lower than expected severity. Underwriting expenses increased due primarily to lower earned premium, which puts upward pressure on the ratio and increased incentive and commission accruals.


Personal Lines Segment

                                             Three Months Ended March 31,
Personal Lines Segment                            2007          2006
-------------------------------------------------------------------------
Loss ratio                                        52.1%         52.0%
Loss adjustment expense ratio                      8.6%          9.6%
Underwriting expense ratio                        27.2%         27.6%
                                                  -----         -----
Combined Ratio                                    87.9%         89.2%
                                                  =====         =====

The Personal Lines combined ratio decreased for the three month period ended March 31, 2007, the result of 0.9 point improvement in the loss and LAE ratio and 0.4 point improvement in the underwriting ratio when compared
to the prior year.   The loss and LAE ratio improved due to favorable prior
year reserve development being 5.2 points higher in the first quarter 2007 partially offset by an increase in catastrophe losses of 1.3 points and margin compression driven by increasing loss cost trends and declining premium rates, as indicated in the below table in the All other losses and LAE line. The underwriting expense ratio improved, primarily due to a reduction in premium taxes, commissions and legal expenses partially offset by increased incentive accruals.

The following table provides a reconciliation of significant changes to the Personal Lines loss and LAE ratio for the three month period ended March 31, 2007 and 2006, respectively.

                                           Three Months Ended March 31,
                                             2007      2006     Pt Chg
                                             ----      ----     ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                                   2.8%      2.9%     (0.1)
Catastrophe losses -
 calendar year basis                          2.8%      1.5%      1.3
Loss and LAE development from
 prior accident years                        (8.3)%    (3.1)%    (5.2)
All other losses and LAE                     63.4%     60.3%      3.1
                                             -----     -----     -----
Total loss and LAE ratio                     60.7%     61.6%     (0.9)
                                             =====     =====     =====

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Personal Lines loss ratio, evaluated at March 31 for each of the respective years, has been as follows:

          2007   2.8%
          2006   2.9%
          2005   3.2%
          2004   2.8%
          2003   2.1%

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


Earned Premium and Statutory Combined Ratios

                                                        Combined Ratios
                                      ------------------------------------------------
                          Earned
                          Premium     Calendar Year   Accident Year
                        Year to Date  Year to Date    Year to Date   Calendar  Accident
                          March 31,     March 31,       March 31,      Year      Year
(By operating segment)      2007          2007           2007(a)       2006    2006(a)
---------------------------------------------------------------------------------------
Commercial Lines          $205.3          95.5%          103.5%        98.7%    99.3%
Specialty Lines             36.7          66.7%          100.8%        78.2%    99.3%
Personal Lines             107.6          89.8%           98.1%        92.4%    94.7%
---------------------------------------------------------------------------------------
   Total All Lines        $349.6          90.8%          101.6%        94.5%    97.8%
=======================================================================================

  (a) The measurement date for accident year data is March 31, 2007. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

Investment Results

For the three month periods ended March 31, 2007 , consolidated pre-tax investment income increased modestly to $51.7 vs. $50.9 for the same three month period in 2006. For the three month period ended March 31, 2007, net realized gains were $8.0 versus $14.2 for the comparable period in 2006. The Consolidated Corporation realized $9.0 in gross gains and $(1.0) in gross losses for the three month period ended March 31, 2007, respectively. During the three month period ending March 31, 2006, the Consolidated Corporation realized $20.7 in gross gains and $(6.5) in gross losses, respectively.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. For further discussion of investment accounting policies, see the "Critical Accounting Policies" section on page 45 of the Corporation's 2006 Annual Report on Form 10-K. Investments are continually evaluated based on current economic conditions (including the interest rate environment), market value changes and developments specific to each issuer. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income. All securities are monitored by portfolio managers who consider many factors such as an issuer's financial and operating performance, degree of financial flexibility and industry fundamentals in evaluating whether the decline in fair value is temporary.

The following table summarizes, for all available-for-sale and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of March 31, 2007.

Available-for-sale securities with unrealized losses:


                             Less than 12 months    12 months or longer            Total
                             -------------------    -------------------     ------------------
                              Fair   Unrealized      Fair    Unrealized     Fair    Unrealized
                              Value    Losses        Value     Losses       Value     Losses
                             -------------------    -------------------     ------------------
Fixed income securities:
 U.S. government             $ 17.7    $(0.2)       $   -       $  -        $ 17.7    $ (0.2)
 States, municipalities and
  political subdivisions      145.2     (1.0)         65.3       (0.6)       210.5      (1.6)
 Corporate securities         109.8     (1.1)        143.7       (2.9)       253.5      (4.0)
 Mortgage and asset-backed
  securities                  100.7     (0.5)        132.8       (0.9)       233.5      (1.4)
----------------------------------------------------------------------------------------------
Subtotal                      373.4     (2.8)        341.8       (4.4)       715.2      (7.2)
Equity securities              39.1     (2.6)         11.0       (0.4)        50.1      (3.0)
----------------------------------------------------------------------------------------------

Total                        $412.5    $(5.4)       $352.8      $(4.8)      $765.3    $(10.2)
==============================================================================================


Held-to-maturity securities with unrealized losses:

                             Less than 12 months    12 months or longer            Total
                             -------------------    -------------------     ------------------
                              Fair   Unrealized      Fair    Unrealized     Fair    Unrealized
                              Value    Losses        Value     Losses       Value     Losses
                             -------------------    -------------------     ------------------
Fixed income securities:
 Corporate securities        $   -     $   -        $116.5      $(3.4)      $116.5    $(3.4)
 Mortgage-backed
  securities                     -         -          69.0       (1.4)        69.0     (1.4)
----------------------------------------------------------------------------------------------

Total                        $   -     $   -        $185.5      $(4.8)      $185.5    $(4.8)
==============================================================================================

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

As part of the evaluation of the entire $15.0 aggregate unrealized loss on the investment portfolio, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at March 31, 2007. In the tables above, there are approximately 312 securities represented. Of this total, 21 securities have unrealized loss positions greater than 5% of their book values at March 31, 2007, with two exceeding 15%. This group represents $4.0, or 26.7% of the total unrealized loss position. Of this group, 12 securities, representing approximately $2.3 in unrealized losses, have been in an unrealized loss position for less than twelve months. The remaining nine securities have been in an unrealized loss position for longer than twelve months and total $1.7 in unrealized losses. Management believes that it is probable that all contract terms of the security will be satisfied; the unrealized loss position is due to the changes in the interest rate environment; and that it has positive intent and the ability to hold the securities until they mature or recover in value.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed income securities in an unrealized loss position at March 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                    Amortized    Estimated   Unrealized
                                            Cost   Fair Value         Loss
----------------------------------------------------------------------------
Due in one year or less                   $ 29.0      $  28.9        $(0.1)
Due after one year through five years       71.1         70.5         (0.6)
Due after five years through ten years     206.1        203.5         (2.6)
Due after ten years                        181.3        178.8         (2.5)
Mortgage and asset-backed securities       234.9        233.5         (1.4)
----------------------------------------------------------------------------
 Total                                    $722.4       $715.2        $(7.2)
============================================================================


Held-to-maturity:                      Amortized    Estimated   Unrealized
                                            Cost   Fair Value         Loss
----------------------------------------------------------------------------
Due in one year or less                   $  2.6      $  2.6        $   -
Due after one year through five years       35.9        35.1          (0.8)
Due after five years through ten years      78.2        75.8          (2.4)
Due after ten years                          3.2         3.0          (0.2)
Mortgage-backed securities                  70.4        69.0          (1.4)
----------------------------------------------------------------------------
 Total                                    $190.3      $185.5         $(4.8)
============================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" below and continuing on pages 21 and 22 of this MD&A.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data related to investments at March 31, 2007 and December 31, 2006, respectively.

                                           March 31, 2007               December 31, 2006
                                           --------------               -----------------
                          Average  Amortized  Carrying    % of     Amortized  Carrying   % of
                          Rating     Cost       Value     Total       Cost      Value    Total
                          --------------------------------------------------------------------
U.S. Government:
   Available-for-sale     AAA      $   25.2   $   25.1     0.6    $   25.2   $   25.1     0.6
States,
municipalities, and
political
subdivisions:
 Investment grade:
   Available-for-sale     AA+       1,401.9    1,418.8    33.0     1,388.0    1,408.2    33.1
Corporate securities:
 Investment grade:
   Available-for-sale     A         1,377.9    1,423.1    33.1     1,407.1    1,445.8    34.0
   Held-to-maturity       A+          145.4      145.4     3.4       147.7      147.7     3.5
 Below Investment grade:
   Available-for-sale     BB           74.7       77.2     1.8        75.6       77.9     1.8
                                   ----------------------------------------------------------
    Total corporate
    securities                      1,598.0    1,645.7    38.3     1,630.4    1,671.4    39.3
                                   ----------------------------------------------------------
Mortgage and asset-backed
securities:
 Investment grade:
   Available-for-sale     AAA         604.5      606.7    14.1       555.1      555.3    13.0
   Held-to-maturity       AAA          84.6       84.6     1.9        88.1       88.1     2.1
                                   ----------------------------------------------------------
    Total mortgage and
    asset-backed
    securities                        689.1      691.3    16.0       643.2      643.4    15.1
                                   ----------------------------------------------------------

Total fixed income
securities                AA-       3,714.2    3,780.9    87.9     3,686.8    3,748.1    88.1
Equity securities                     252.1      468.3    10.9       232.1      458.5    10.8
Cash and cash equivalents              51.6       51.6     1.2        45.6       45.6     1.1
                                   ----------------------------------------------------------
    Total investment
    portfolio, cash and
    cash equivalents               $4,017.9   $4,300.8   100.0    $3,964.5   $4,252.2   100.0
                                   ==========================================================


* Included in the available-for-sale category of the mortgage and asset-backed securities allocation at March 31, 2007 are mortgage-backed securities with a cost of $438.2 and carrying value of $440.3. Included in the available-for-sale category of the mortgage and asset-backed securities allocation at December 31, 2006 are mortgage-backed securities with a cost of $397.3 and carrying value of $397.9. The remaining balance within this category for both 2007 and 2006 are asset-backed securities. All of the securities at both March 31, 2007 and December 31, 2006 within the held-to-maturity category of this security allocation are mortgage-backed securities.

** Included in equity securities as of March 31, 2007 are common stock with a cost of $150.8 and carrying value of $364.2 and preferred stock with a cost of $101.3 and carrying value of $104.1. Included in equity securities as of December 31, 2006 are common stock with a cost of $135.8 and carrying value of $360.4 and preferred stock with a cost of $96.3 and carrying value of $98.1.

The fixed income portfolio is allocated between available-for-sale and held-to-maturity as follows:

                                      March 31, 2007                  December 31, 2006
                                      --------------                  -----------------
                              Amortized   Carrying    % of      Amortized    Carrying   % of
                                 Cost       Value    Fixed         Cost        Value    Fixed
                              ---------------------------------------------------------------
Total available-for-sale
 fixed income securities      $3,484.2    $3,550.9    93.9      $3,451.0     $3,512.3    93.7
Total held-to-maturity
 fixed income securities         230.0       230.0     6.1         235.8        235.8     6.3
  income securities

The fixed income portfolio is allocated between investment grade and below investment grade securities as follows:

                                      March 31, 2007                  December 31, 2006
                                      --------------                  -----------------
                              Amortized   Carrying    % of      Amortized    Carrying   % of
                                 Cost       Value    Fixed         Cost        Value    Fixed
                              ---------------------------------------------------------------

Total investment grade        $3,639.5    $3,703.7    98.0      $3,611.2     $3,670.2    98.0
Total below investment grade      74.7        77.2     2.0          75.6         77.9     2.0

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

A primary return objective of the fixed income portfolio is to maximize after tax investment income within approved risk criteria inclusive of quality, duration, diversification and liquidity requirements within the overall portfolio. The duration of the fixed income portfolio, which for this purpose includes short-term securities, was approximately 4.9 years at March 31, 2007 compared with 4.8 years at December 31, 2006. To mitigate interest rate risk to the fixed income portfolio, maturities are laddered across the yield curve. Additionally, the Consolidated Corporation remains fully invested and does not attempt to time the markets.

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of March 31, 2007, the equity portfolio consisted of stocks in a total of 89 separate entities covering all ten major S&P industry sectors. Of this total, 17.1% was invested in five companies and the largest single position was 4.9% of the equity portfolio. At December 31, 2006, the equity portfolio consisted of stocks in 83 separate entities in ten major S&P industry sectors. Of this total, 19.0% were invested in five companies and the largest single position was 4.9% of the equity portfolio.

In addition to fixed income and equity securities which have a readily available market value, the investment portfolio also includes securities that do not have a readily available market value such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values for these types of securities are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at March 31, 2007 was $204.3 compared to $229.3 at December 31, 2006.

The excess of carrying value over cost of the available-for-sale investment portfolio was $282.9 at March 31, 2007 compared with $287.7 at December 31, 2006. The decrease in unrealized gains in the first quarter 2007 is primarily the result of the sale of certain highly appreciated equity securities, partially offset by an increase in the market values of fixed income securities, the result of a modest decline in short and intermediate interest rates.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $2.9 billion at both March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the loss reserves by operating segment were as follows:
$1,919.8 Commercial Lines, $626.0 Specialty Lines and $366.4 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $587.3 and $585.7 at March 31, 2007 and December 31, 2006, respectively.

The Group conducts a quarterly review of loss reserves using the methods described in its Annual Report on Form 10-K for the year ended December 31, 2006 and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at March 31, 2007 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of risk factors. These risk factors can be related to both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of these risk factors. The impact of these items on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimation differs by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder loss event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Group continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Group considers all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the ' future may yield a materially different amount than currently reserved--favorable or unfavorable. The Group reflects adjustments to loss reserves in the results of operations in the period the estimates are changed.

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

Loss and LAE Reserves as of March 31, 2007 and December 31, 2006:


March 31, 2007
--------------
                                                 Gross                   Total     Total
Operating Segment                Case       IBNR      LAE      Total     Ceded      Net
-----------------------------------------------------------------------------------------
  Commercial Lines            $  756.6   $  791.8   $371.4   $1,919.8   $200.9   $1,718.9
    Workers' compensation        422.5      364.8     71.0      858.3    164.3      694.0
    Commercial auto              113.4      109.9     43.2      266.5     10.0      256.5
    General liability             66.6      119.2     98.1      283.9      6.3      277.6
    CMP, fire & inland marine    154.1      197.9    159.1      511.1     20.3      490.8

  Specialty Lines                113.9      421.7     90.4      626.0    318.2      307.8
    Commercial umbrella/other    104.9      420.9     85.2      611.0    314.2      296.8
    Fidelity & surety              9.0        0.8      5.2       15.0      4.0       11.0

  Personal Lines                 186.5      120.1     59.8      366.4     68.2      298.2
    Personal auto & umbrella     158.3       84.8     44.1      287.2     68.1      219.1
    Personal property             28.2       35.3     15.7       79.2      0.1       79.1

  Total All Lines             $1,057.0   $1,333.6   $521.6   $2,912.2   $587.3   $2,324.9
-----------------------------------------------------------------------------------------


December 31, 2006
-----------------
                                                 Gross                   Total     Total
Operating Segment                Case       IBNR      LAE      Total     Ceded      Net
-----------------------------------------------------------------------------------------
Operating Segment
  Commercial Lines            $  743.9   $  784.6   $369.2   $1,897.7   $185.3   $1,712.4
    Workers' compensation        413.7      352.1     70.8      836.6    149.3      687.3
    Commercial auto              112.4      105.2     43.8      261.4      7.2      254.2
    General liability             64.2      124.6     96.1      284.9      6.0      278.9
    CMP, fire & inland marine    153.6      202.7    158.5      514.8     22.8      492.0

  Specialty Lines                122.3      429.3     90.3      641.9    334.7      307.2
    Commercial umbrella/other    112.3      428.6     84.8      625.7    330.2      295.5
    Fidelity & surety             10.0        0.7      5.5       16.2      4.5       11.7

  Personal Lines                 191.0      119.3     62.4      372.7     65.7      307.0
    Personal auto & umbrella     162.5       83.5     45.9      291.9     65.5      226.4
    Personal property             28.5       35.8     16.5       80.8      0.2       80.6

  Total All Lines             $1,057.2   $1,333.2   $521.9   $2,912.3    $585.7  $2,326.6
-----------------------------------------------------------------------------------------

Reserve variability and uncertainty
-----------------------------------
There is a great deal of uncertainty in the loss reserve estimates and unforeseen events can have unfavorable impacts on the loss reserve estimates. Reinsurance is purchased to mitigate the impact of large losses and catastrophic events. However, substantial variability exists on a net of reinsurance basis. The estimate of reinsurance recoverables is considered a critical accounting estimate and is discussed on pages 45 and 46 of the Annual Report on Form 10-K for the year ended December 31, 2006. Loss reserve uncertainty is illustrated by the variability in reserve development presented in the Analysis of Development of Loss and LAE Liabilities schedule which appears on pages 11 and 12 under Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2006.

To illustrate the uncertainty by operating segment, the table presented in the All Lines discussion of this MD&A on page 16 provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the three months ended March 31, 2007 and 2006. This table illustrates the variability of reserves between operating segments, and from period to period. Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in the three months ended March 31, 2007, the Workers Compensation product line had adverse development of $8.0 while the CMP product line had favorable development of $14.9.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:

                                 Three Months Ended March 31,        Year
                                      2007          2006             2006
                                      ------------------             ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2006                  $ (5.2)       $   -            $   -
Accident Year 2005                   (12.1)         (2.8)           (21.2)
Accident Year 2004 and Prior         (20.4)        (10.1)           (31.0)
                                    -------       -------          -------
 Total Prior Accident Years'
  Development                       $(37.7)       $(12.9)          $ 52.2
                                    =======       =======          =======

The Group does not prepare loss reserve ranges, nor does it project future variability, when determining its best estimate, although the above examples of actual historical changes in loss reserve estimates provide a measure of the uncertainty underlying the current loss reserve estimates. The Loss Reserve process takes all risk factors into account, but no one risk factor has been bifurcated to perform a sensitivity or variability analysis because the risk factors were considered in the aggregate. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, for a broader discussion of reserve variability and uncertainty.

Cash Flow

Net cash provided by operating activities increased to $54.4 for the first three months of 2007 compared with $28.5 for the same period in 2006, driven primarily by improved operating results. Net cash used in investing activities was $24.3 compared with $27.0 during the first three months of 2006. Cash used in financing activities was $24.1 in the first three months of 2007 compared with $2.9 in the first three months of 2006. Repurchases of the Corporation's common stock and an increase in the shareholder dividend were the primary reasons for the increase in cash used in financing activities during 2007. See Part II, Item 2, for additional information regarding the share repurchase program. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on pages 10 and 11 of this Quarterly Report on Form 10-Q.

On March 5, 2007 the Corporation filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission with respect to the issuance of securities, including debt securities, common and preferred shares, warrants and share purchase contracts and units, as well as trust preferred securities or a combination of the above. This registration statement replaced the Corporation's previously filed shelf. While the Corporation has no intention currently to issue securities from the new filing, the new registration statement provides the Corporation flexibility in accessing the capital markets in the future.

At March 31, 2007, the Corporation had cash and marketable securities, totaling $355.7, which compared to $326.6 at December 31, 2006. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2007, dividend payments from the Company to the Corporation are limited to approximately $206.0 without prior approval from the Ohio Department of Insurance. During the first three months of 2007, the Company paid dividends of $45.0 to the Corporation resulting in a dividend payment limitation of $161.0 for the remainder of 2007.

Book Value Per Share

At March 31, 2007, the book value per share of the Consolidated Corporation increased $0.86 per share from $25.79 per share to $26.65 per share when compared to book value at December 31, 2006. This increase is principally the result of improved profitability offset by declines in unrealized gains and the affects of the share repurchase and dividend programs. At March 31, 2007 and December 31, 2006 there were 59,907,567 and 60,322,692 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2006 to March 31, 2007.

December 31, 2006                         $25.79
Activity year-to-date March 2007:
  Net income                                1.05
  Change in unrealized gains               (0.04)
  Impact of share repurchase program       (0.03)
  Dividend to shareholders                 (0.13)
  Other                                     0.01
                                          ------
March 31, 2007                            $26.65
                                          ======


Rating Agencies

Regularly the financial condition of the Consolidated Corporation and the Group is reviewed by four independent rating agencies, A. M. Best Company (A.M. Best), Fitch, Inc. (Fitch), Moody's and S&P. These agencies assign ratings and rating outlooks reflecting the agencies' opinions of the Group's financial strength and the ability of the Corporation to meet its financial obligations to its debt security holders. On

March 20, 2007, A.M. Best announced that it upgraded the financial strength rating to A for the Group and upgraded the Corporation's senior unsecured debt rating to bbb. At this time, the rating outlook is stable. Following are the Consolidated Corporation's current ratings and rating outlooks.


                                       A.M. Best     Fitch      Moody's     S&P
                                       ---------     -----      -------     ---
Financial strength rating (Group)      A             A          A3          A-

Senior unsecured debt rating
  (Corporation)                        bbb           BBB        Baa3        BBB-

Rating outlook                         Stable        Stable     Positive    Stable

For more information on the rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information about market risk set forth in the Corporation's 2006 Annual Report on Form 10-K.

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

PART II  Other Information

ITEM 1.  Legal Proceedings

Reference is made to the fourth paragraph of Part I, Item 3 Legal Proceedings to the Corporation's Form 10-K for the fiscal year ended December 31, 2006 regarding the matter captioned Georgia Hensley, et al. v. Computer Sciences Corporation, et al. The Hensley proceeding (involving approximately 400 different entities) has been dismissed without prejudice as to the Corporation. A separate class action complaint entitled Dusty Easley, et al. v. The Ohio Casualty Insurance Company, American Fire and Casualty

Company, Avomark Insurance Company, Ohio Casualty Corporation, Ohio Security Insurance Company, and West American Insurance Company was filed in the Circuit Court of Miller County, Arkansas in March, 2007. The Easley proceeding alleges substantially the same counts alleged in the Hensley proceeding and includes the same putative class. Plaintiffs and Defendants in the Easley proceeding have filed a Stipulation of Settlement and Motion for Preliminary Approval seeking approval of a settlement of the case. If the proposed settlement is approved in the Easley matter then plaintiffs in the Hensley proceeding will also seek to amend the dismissal of the Corporation with prejudice. The settlement, if approved and after giving effect to amounts currently reserved, is not expected to have a material adverse effect on the financial condition, liquidity or results of operation of the Consolidated Corporation.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, the Corporation completed the share repurchase program which was authorized by the Corporation's Board of Directors in the third quarter of 2005. In September 2006, the Board of Directors approved another share purchase program with authorization to repurchase up to $100.0 of the Corporation's common stock. The repurchases may be made in the open market or in privately negotiated transactions from time to time and are funded from available working capital. During the first quarter of 2007, the Corporation repurchased 578,904 shares under the new program at an average cost of $29.63. The table below summarizes the status of share repurchases during the first quarter ended March 31, 2007 under the program.

                  ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------
                                                 (c) Total
                                                   Number    (d) Maximum
                                                 of Shares    Number of
                                                 Purchased   Dollars that
                                                 as Part of   May Yet Be
                         (a) Total                Publicly       Used
                         Number of  (b) Average  Announced    Under the
                          Shares     Cost Paid    Plans or     Plans or
Period                   Purchased   per Share    Programs     Programs
--------------------------------------------------------------------------
January 1 - 31, 2007      454,774     $29.54      454,774     58,581,347
February 1 - 28, 2007     123,830      29.96      123,830     54,871,877
March 1 - 31, 2007              -        -              -     54,871,877
                          -------                 -------
Total                     578,604     $29.63      578,604     54,871,877

ITEM 5. Other Information

On May 7, 2007, the Corporation filed with the SEC a Current Report on Form 8-K announcing it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Liberty Mutual Insurance Company ("Liberty") and Waterfall Merger Corp., a wholly owned direct subsidiary of Liberty. For more details about the above referenced transaction, see Note XII - Subsequent Events in the Notes to the Consolidated Financial Statements included in this Form 10-Q and the above referenced Current Report on Form 8-K filed with the SEC.

ITEM 6. Exhibits

Exhibits:

  10.11a First Amendment to Credit Agreement dated as of March 15, 2007 between Ohio Casualty Corporation and LaSalle Bank National Association as Agent.

   31.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a) and Rule 15(d).

   31.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with SEC Rule 13(a) and Rule 15(d).

   32.1 Certification of Chief Executive Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer of Ohio Casualty Corporation in accordance with Section 1350 of the Sarbanes-Oxley Act of 2002.

Exhibits incorporated by reference:

   4f Ohio Casualty Corporation's Registration Statement filed on Form S-3 (333-141070).




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




                                      OHIO CASUALTY CORPORATION
                                      -------------------------
                                             (Registrant)






May 9, 2007                           /s/Michael A. Winner
                                      --------------------------------------
                                      Michael A. Winner, Executive Vice
                                       President and Chief Financial Officer