Form 10-Q
period 2007-06-30
OHIO CASUALTY CORP
filed 2007-07-30
CIK 73952

==============================================================================

                       UNITED STATES SECURITIES AND
                            EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended June 30, 2007.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from         to
                                   _______    _______


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

                                      Yes          No    X
                                                       -----

    On July 27, 2007, there were 60,041,453 shares of common stock outstanding.








                               Page 1 of 31

==============================================================================

                                   INDEX


                                                             Page
                                                             ----

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements                                  3

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        15

 Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                          29

 Item 4.  Controls and Procedures                              29

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                    29

 Item 4.  Submission of Matters to a Vote of Security Holders  30

 Item 6.  Exhibits                                             30

Signature                                                      31

Exhibit 31.1 Certification of Chief Executive Officer of
             Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 31.2 Certification of Chief Financial Officer of
             Ohio Casualty Corporation in accordance with SEC Rule 13(a)-14(a) and Rule 15(d)-14(a)

Exhibit 32.1 Certification of Chief Executive Officer of
             Ohio Casualty Corporation in accordance with
             Section 1350 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer of
             Ohio Casualty Corporation in accordance with
             Section 1350 of the Sarbanes-Oxley Act of 2002

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                              June 30,      December 31,
(in millions, except share data)                                2007            2006
-------------------------------------------------------------------------------------------
                                                            (Unaudited)
Assets
Investments:
   Fixed income securities:
      Available-for-sale, at fair value
          (amortized cost:  $3,494.3 and $3,451.0)           $   3,500.3     $   3,512.3
      Held-to-maturity, at amortized cost
          (fair value:  $219.2 and $230.8)                         226.7           235.8
   Equity securities, at fair value
          (cost:  $256.8 and $232.1)                               486.6           458.5
-------------------------------------------------------------------------------------------
     Total investments                                           4,213.6         4,206.6

Cash and cash equivalents                                           39.0            45.6
Premiums and other receivables, net of allowance                   331.0           316.0
Deferred policy acquisition costs                                  154.9           150.2
Property and equipment, net of accumulated depreciation             82.8            80.5
Reinsurance recoverable, net of allowance                          619.0           633.8
Agent relationships, net of accumulated amortization                91.9            96.9
Interest and dividends due or accrued                               50.6            51.2
Deferred tax asset, net                                             22.3               -
Other assets                                                        99.9           117.8
-------------------------------------------------------------------------------------------
     Total assets                                            $   5,705.0     $   5,698.6
===========================================================================================

Liabilities
Insurance reserves:
   Losses                                                    $   2,385.3     $   2,390.4
   Loss adjustment expenses                                        520.4           521.9
   Unearned premiums                                               673.7           663.0
Debt                                                               199.4           199.6
Reinsuance treaty funds held                                       106.2           117.6
Deferred tax liability, net                                            -             7.2
Other liabilities                                                  199.5           243.2
-------------------------------------------------------------------------------------------
     Total liabilities                                           4,084.5         4,142.9

Shareholders' Equity
Common stock, $.125  par value
   Authorized:  150,000,000
   Issued shares:  72,418,344; 72,418,344                            9.0             9.0
Additional paid-in capital                                          32.2            25.4
Accumulated other comprehensive income                             159.5           194.1
Retained earnings                                                1,663.6         1,559.5
Treasury stock, at cost:
   (Shares:  12,387,526; 12,095,652)                              (243.8)         (232.3)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                  1,620.5         1,555.7
-------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $   5,705.0     $   5,698.6
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                   Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months
                                                                      Ended June 30,
(in millions, except share and per share data) (Unaudited)           2007            2006
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                          $     339.3     $     355.5
Investment income, less expenses                                    51.9            51.9
Investment gains realized, net                                       6.6             5.3
-------------------------------------------------------------------------------------------
         Total revenues                                            397.8           412.7

Losses and benefits for policyholders                              157.7           199.3
Loss adjustment expenses                                            35.9            42.7
General operating expenses                                         123.7           116.7
Write-down and amortization of agent relationships                   1.5             4.5
Amortization of deferred policy acquisition costs                   82.6            82.7
Deferral of policy acquisition costs                               (85.7)          (84.6)
Depreciation and amortization expense                                3.4             2.6
-------------------------------------------------------------------------------------------
         Total expenses                                            319.1           363.9
-------------------------------------------------------------------------------------------
Income before income taxes                                          78.7            48.8

Income tax expense/(benefit):
   Current                                                          22.4            14.9
   Deferred                                                         (0.3)           (1.7)
-------------------------------------------------------------------------------------------
         Total income tax expense                                   22.1            13.2
-------------------------------------------------------------------------------------------
Net income                                                   $      56.6     $      35.6
===========================================================================================

Average shares outstanding - basic                            59,890,873      62,815,872
===========================================================================================

Earnings per share - basic:
Net income, per share                                        $      0.95     $      0.57
===========================================================================================

Average shares outstanding - diluted                          61,625,551      64,351,335
===========================================================================================

Earnings per share - diluted:
Net income, per share                                        $      0.92     $      0.55
===========================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                  Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Six Months
                                                                    Ended June 30,
(in millions, except share and per share data) (Unaudited)         2007            2006
-------------------------------------------------------------------------------------------
Premiums and finance charges earned                        $     688.9     $     713.2
Investment income, less expenses                                 103.6           102.8
Investment gains realized, net                                    14.6            19.5
-------------------------------------------------------------------------------------------
         Total revenues                                          807.1           835.5

Losses and benefits for policyholders                            319.6           388.3
Loss adjustment expenses                                          74.5            79.4
General operating expenses                                       241.1           233.4
Write-down and amortization of agent relationships                 5.0             7.4
Amortization of deferred policy acquisition costs                164.1           165.6
Deferral of policy acquisition costs                            (168.7)         (165.7)
Depreciation and amortization expense                              6.6             5.1
-------------------------------------------------------------------------------------------
         Total expenses                                          642.2           713.5
-------------------------------------------------------------------------------------------
Income before income taxes                                       164.9           122.0

Income tax expense/(benefit):
   Current                                                        54.7            23.1
   Deferred                                                       (9.5)           11.4
-------------------------------------------------------------------------------------------
         Total income tax expense                                 45.2            34.5
-------------------------------------------------------------------------------------------
Net income                                                 $     119.7     $      87.5
===========================================================================================

Average shares outstanding - basic                          59,867,660      63,024,617
===========================================================================================

Earnings per share - basic:
Net income, per share                                      $      2.00     $      1.39
===========================================================================================

Average shares outstanding - diluted                        61,519,908      64,591,888
===========================================================================================

Earnings per share - diluted:
Net income, per share                                      $      1.95     $      1.35
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

ITEM 1.   Continued

                  Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Accumulated
                                                Additional     other                                 Total
(in millions, except                    Common   paid-in    comprehensive   Retained   Treasury  shareholders'
share data) (Unaudited)                 Stock    capital       income       earnings     stock       equity
--------------------------------------------------------------------------------------------------------------
Balance
January 1, 2006                         $ 9.0    $ 18.8        $178.0       $1,360.6   $(140.0)     $1,426.4

Net income                                                                      87.5                    87.5
Change in unrealized gain,
   net of deferred income tax
   of $38.7                                                     (71.9)                                 (71.9)
                                                                                                    ---------
Comprehensive income                                                                                    15.6
Unearned stock compensation                        (2.9)                         2.9                      -
Stock based compensation, including
   income tax of $1.6                               4.9                                                  4.9
Net issuance of treasury
   stock (375,048 shares)                          (0.2)                                   5.6           5.4
Repurchase of treasury stock
   (2,234,709 shares)                                                                    (65.8)        (65.8)
Cash dividends paid ($0.18 per share)                                          (11.3)                  (11.3)
--------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2006                           $ 9.0     $ 20.6       $106.1       $1,439.7   $(200.2)     $1,375.2
==============================================================================================================

Balance
January 1, 2007                         $ 9.0     $ 25.4       $194.1       $1,559.5   $(232.3)     $1,555.7

Net income                                                                     119.7                   119.7
Change in unrealized gain,
   net of deferred income tax
   of $19.0                                                     (32.9)                                 (32.9)
Change in prior service credit, net of
   deferred income tax of $1.5                                   (2.7)                                  (2.7)
Change in actuarial loss, net of
   deferred tax of $0.5                                           1.0                                    1.0
                                                                                                    ---------
Comprehensive income                                                                                    85.1
Stock based compensation, including
   income tax of $1.6                                7.7                                                 7.7
Net issuance of treasury
   stock (286,730 shares)                           (0.9)                                  5.6           4.7
Repurchase of treasury stock
   (578,604 shares)                                                                      (17.1)        (17.1)
Cash dividends paid ($0.26 per share)                                          (15.6)                  (15.6)
--------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2007                        $   9.0      $ 32.2       $159.5       $1,663.6   $(243.8)     $1,620.5
==============================================================================================================

Accompanying notes are an integral part of these consolidated financial statements. For complete disclosures see Notes to Consolidated Financial Statements on pages 71-89 of the Corporation's 2006 Form 10-K.

ITEM 1.   Continued

                   Ohio Casualty Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months
                                                                          Ended June 30,
(in millions) (Unaudited)                                             2007            2006
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Operating Activities
      Net income                                                  $     119.7     $      87.5
      Adjustments to reconcile net income to cash
      provided by operations:
         Changes in:
            Insurance reserves                                            4.1            47.1
            Reinsurance treaty funds held                               (11.4)           (7.6)
            Income taxes                                                (21.9)           (6.1)
            Premiums and other receivables                              (15.0)          (29.3)
            Deferred policy acquisition costs                            (4.7)              -
            Reinsurance recoverable                                      14.9             6.7
            Other assets                                                  9.3           (15.7)
            Other liabilities                                           (19.5)          (36.2)
         Stock-based compensation expense                                 6.1             3.3
         Write-down and amortization of agent relationships               5.0             7.4
         Depreciation and amortization                                    6.6             5.1
         Investment gains realized, net                                 (14.6)          (19.5)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                78.6            42.7
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities:
      Fixed income, available-for-sale                                 (472.0)         (489.6)
      Fixed income, held-to-maturity                                        -            (0.5)
      Equity                                                            (36.7)          (51.1)
   Proceeds from sales of securities:
      Fixed income, available-for-sale                                  302.2           435.6
      Equity                                                             29.7            49.8
   Proceeds from maturities and calls of securities:
      Fixed income, available-for-sale                                  122.4            60.3
      Fixed income, held-to-maturity                                      8.2             8.5
   Property and equipment
      Purchases                                                          (9.3)           (5.0)
      Sales                                                               0.2             0.3
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                     (55.3)            8.3
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Debt:
      Repayments                                                         (0.3)           (0.3)
      Payments for deferred financing costs                                 -            (0.3)
   Proceeds from exercise of stock options                                4.0             4.3
   Repurchase of treasury stock                                         (19.3)          (60.5)
   Income tax benefit from stock option exercises                         1.3             1.3
   Dividends paid to shareholders                                       (15.6)          (11.3)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (29.9)          (66.8)
-------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                              (6.6)          (15.8)
Cash and cash equivalents, beginning of period                           45.6            54.5
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $      39.0     $      38.7
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

NOTE I - INTERIM ADJUSTMENTS

We prepared the Consolidated Balance Sheet as of June 30, 2007 and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the three and six months ended June 30, 2007 and 2006, without an audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows at June 30, 2007 and for each period presented have been made.

We prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The unaudited Consolidated Financial Statements should be read together with the Consolidated Financial Statements and Notes thereto included in the Corporation's 2006 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year.

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

The premiums receivable balance is presented net of bad debt allowances determined by management of $1.3 at June 30, 2007 and $ 1.5 at December 31, 2006, respectively. Property and equipment are carried at cost less accumulated depreciation of $180.0 and $183.0 at June 30, 2007 and December 31, 2006, respectively. Amounts recoverable from reinsurers are calculated in a manner consistent with the reinsurance contract and are reported net of allowance of $3.7 at both June 30, 2007 and December 31, 2006.

NOTE II - EARNINGS PER SHARE

                                      Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                         2007     2006        2007     2006
----------------------------------------------------------------------------
Net income                              $56.6    $35.6      $119.7    $87.5
Weighted average common shares
 outstanding - basic (thousands)       59,891   62,816      59,868   63,025
Basic net income per weighted
 average share                          $0.95    $0.57       $2.00    $1.39
============================================================================

Net income                              $56.6    $35.6      $119.7    $87.5
Weighted average common shares
 outstanding - basic (thousands)       59,891   62,816      59,868   63,025
Effect of dilutive securities from
 stock compensation plans (thousands)   1,735    1,535       1,652    1,567
----------------------------------------------------------------------------

Weighted average common shares
 outstanding - diluted (thousands)     61,626   64,351      61,520   64,592
Diluted net income per weighted
 average share                          $0.92    $0.55       $1.95    $1.35
============================================================================

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

                        Three Months Ended June 30,

Commercial Lines Segment                      2007         2006
-----------------------------------------------------------------
Net premiums written                        $217.5       $223.9
  % Change                                    (2.9)%        0.9%
Net premiums earned                          200.5        206.5
  % Change                                    (2.9)%       (0.1)%
Underwriting gain/(loss) (before tax)         20.1         (4.9)



Specialty Lines Segment                       2007         2006
-----------------------------------------------------------------
Net premiums written                        $ 34.3       $ 37.3
  % Change                                    (8.0)%       (6.0)%
Net premiums earned                           34.3         35.9
  % Change                                    (4.5)%       (1.4)%
Underwriting gain/(loss) (before tax)          1.5         (0.6)


Personal Lines Segment                        2007         2006
-----------------------------------------------------------------
Net premiums written                        $105.6       $111.6
  % Change                                    (5.4)%       (9.6)%
Net premiums earned                          104.5        113.1
  % Change                                    (7.6)%       (7.5)%
Underwriting gain (before tax)                 7.6          8.3


Total Property & Casualty                     2007         2006
-----------------------------------------------------------------
Net premiums written                        $357.4       $372.8
  % Change                                    (4.1)%       (3.1)%
Net premiums earned                          339.3        355.5
  % Change                                    (4.6)%       (2.7)%
Underwriting gain (before tax)                29.2          2.8


All Other Segment                             2007         2006
-----------------------------------------------------------------
Revenues                                     $ 5.1        $ 3.7
Write-down and amortization of
 agent relationships                          (1.5)        (4.5)
Other expenses                                (7.5)        (6.7)
-----------------------------------------------------------------
Loss before income tax                       $(3.9)       $(7.5)



Reconciliation of Revenues                    2007         2006
-----------------------------------------------------------------
Net premiums earned for reportable
 segments                                   $339.3       $355.5
Net investment income                         46.8         47.5
Realized gains, net                            6.6          6.0
-----------------------------------------------------------------
Total property and casualty revenues         392.7        409.0
All other segment revenues                     5.1          3.7
-----------------------------------------------------------------
Total revenues                              $397.8       $412.7
=================================================================


Reconciliation of Underwriting Gain
 (before tax)                                 2007         2006
-----------------------------------------------------------------
Property and casualty underwriting
 gain (before tax)                          $ 29.2       $  2.8
Net investment income                         51.9         51.9
Realized gains, net                            6.6          5.3
Write-down and amortization of
 agent relationships                          (1.5)        (4.5)
Other expenses                                (7.5)        (6.7)
-----------------------------------------------------------------
Income before income tax                      78.7         48.8
Income tax expense                           (22.1)       (13.2)
-----------------------------------------------------------------
Net income                                  $ 56.6       $ 35.6
=================================================================


                         Six Months Ended June 30,


Commercial Lines Segment                      2007         2006
-----------------------------------------------------------------
Net premiums written                        $426.9       $436.3
  % Change                                    (2.2)%        2.1%
Net premiums earned                          405.8        411.1
  % Change                                    (1.3)%       (0.3)%
Underwriting gain/(loss) (before tax)         31.4         (8.5)


Specialty Lines Segment                       2007         2006
-----------------------------------------------------------------
Net premiums written                         $68.9        $73.1
  % Change                                    (5.7)%       (7.2)%
Net premiums earned                           71.0         73.2
  % Change                                    (3.0)%        2.4%
Underwriting gain (before tax)                14.9          8.6


Personal Lines Segment                        2007         2006
-----------------------------------------------------------------
Net premiums written                        $206.9       $217.5
  % Change                                    (4.9)%       (8.3)%
Net premiums earned                          212.1        228.9
  % Change                                    (7.3)%       (6.2)%
Underwriting gain (before tax)                20.5         20.9


Total Property & Casualty                     2007        2006
-----------------------------------------------------------------
Net premiums written                        $702.7       $726.9
  % Change                                    (3.3)%       (2.2)%
Net premiums earned                          688.9        713.2
  % Change                                    (3.4)%       (2.0)%
Underwriting gain (before tax)                66.8         21.0


All Other Segment                             2007         2006
-----------------------------------------------------------------
Revenues                                    $  8.7       $  7.3
Write-down and amortization of
 agent relationships                          (5.0)        (7.4)
Other expenses                               (15.1)       (13.9)
-----------------------------------------------------------------
Loss before income tax                      $(11.4)      $(14.0)


Reconciliation of Revenues                    2007         2006
-----------------------------------------------------------------
Net premiums earned for reportable
 segments                                   $688.9       $713.2
Net investment income                         94.0         94.7
Realized gains, net                           15.5         20.3
-----------------------------------------------------------------
Total property and casualty revenues         798.4        828.2
All other segment revenues                     8.7          7.3
-----------------------------------------------------------------
Total revenues                              $807.1       $835.5
=================================================================


Reconciliation of Underwriting Gain
 (before tax)                                 2007         2006
-----------------------------------------------------------------
Property and casualty underwriting
 gain (before tax)                          $ 66.8       $ 21.0
Net investment income                        103.6        102.8
Realized gains, net                           14.6         19.5
Write-down and amortization of
 agent relationships                          (5.0)        (7.4)
Other expenses                               (15.1)       (13.9)
-----------------------------------------------------------------
Income before income tax                     164.9        122.0
Income tax expense                           (45.2)       (34.5)
-----------------------------------------------------------------
Net income                                  $119.7       $ 87.5
=================================================================

Management of the Consolidated Corporation believes the significant volatility of realized investment gains and losses limits the usefulness of net income as a measure of current operating performance. Accordingly, management uses the non-GAAP financial measure of operating income to further evaluate current operating performance. Operating income is reconciled to net income in the table below:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                  2007        2006         2007       2006
---------------------------------------------------------------------------
Net income                       $56.6       $35.6       $119.7      $87.5
After-tax net realized gains       4.2         3.4          9.4       12.6
---------------------------------------------------------------------------
 Operating income                $52.4       $32.2       $110.3      $74.9
===========================================================================

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

Following is a summary of stock based compensation expense recognized by the Consolidated Corporation:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                  2007        2006         2007       2006
---------------------------------------------------------------------------
2005 Incentive Plan
 Stock Options                    $0.4        $0.7         $0.9      $1.4
 Stock Appreciation Rights         0.3         0.3          0.6       0.6
 Restricted Stock                  0.2         0.3          0.4       0.7
Long Term Incentive Plan           2.2         0.6          4.1       0.3
Employee Stock Purchase Plan         -           -          0.1       0.3
---------------------------------------------------------------------------
 Total Stock-Based Compensation   $3.1        $1.9         $6.1      $3.3
===========================================================================

NOTE V - INCOME TAXES

Effective January 1, 2007, the Consolidated Corporation adopted the recognition and disclosure provisions of SFAS Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes" (FIN 48). FIN 48 requires the Consolidated Corporation to account for and disclose uncertainty in tax positions, along with related interest and penalties, that meet a minimum recognition threshold. As of June 30, 2007 and December 31, 2006, the total amount of unrecognized tax benefits was $1.5. If recognized, the entire amount of unrecognized tax benefits would affect the Consolidated Corporation's effective tax rate. For the periods presented, there were no interest or penalties recognized in the Consolidated Corporation's consolidated statements of income and consolidated balance sheets. It is reasonably possible that none of the unrecognized tax benefits will significantly increase or decrease within twelve months. In February 2007, the Internal Revenue Service (IRS) issued the final report on its examination of the Consolidated Corporation for tax years 2002 and 2003. There is one matter for which the Consolidated Corporation has filed a written protest with the IRS Appeals Office. The ultimate settlement of this matter is not expected to have a significant adverse impact on the Consolidated Corporation's financial position or results of operations. During the second quarter of 2007, the IRS commenced its examination of the Consolidated Corporation's tax years 2004 and 2005.

The Consolidated Corporation's policy under FIN 48 with respect to interest and penalties related to tax uncertainties is to classify such amounts in its statement of income as income tax expense, consistent with its policy prior to the adoption of FIN 48.

NOTE VI - AGENT RELATIONSHIPS

The agent relationships asset is an identifiable intangible asset acquired in connection with the 1998 Great American Insurance Company (GAI) commercial lines acquisition. The Consolidated Corporation follows the practice of allocating purchase price to specifically identifiable intangible assets based on their estimated values as determined by appropriate valuation methods. In the GAI acquisition, the purchase price was allocated primarily to agent relationships. Agent relationships are evaluated quarterly as events or circumstances indicate a possible inability to recover their carrying amount. As a result of this evaluation conducted for the second quarter of 2007, there was no write down of this asset at June 30, 2007. In the second quarter of 2006, the asset was written down by $3.0. For the six months ended June 30, 2007 and 2006, the asset was written down before tax by $2.1 and $4.3, respectively. The write-downs are a result of agency cancellations and certain agents determined to be impaired based on updated estimated future undiscounted cash flows that were insufficient to recover the carrying amount of the asset for the agent. The remaining portion of the agent relationships asset will be amortized on a straight-line basis over the remaining useful period of approximately 17 years. For the three and six month period ended June 30, 2007, the Consolidated Corporation recorded amortization expense of $1.5 and $2.9, respectively, which compares to $1.5 and $3.1, respectively, for the same periods of the prior year. At June 30, 2007 and December 31, 2006, the unamortized carrying value of the agent relationships asset was $91.9 and $96.9, respectively. The agent relationships asset is recorded net of accumulated amortization of $50.2 and $48.4 at June 30, 2007 and December 31, 2006, respectively.

Future cancellation of agents included in the agent relationships intangible asset or a diminution of certain former GAI agents' estimated future revenues or profitability is reasonably possible to cause further impairment losses beyond the quarterly amortization of the remaining asset value over the remaining useful lives.

NOTE VII - DEBT

The following table represents outstanding debt and deferred financing costs of the Consolidated Corporation at June 30, 2007 and December 31, 2006:

                                          June 30,      December 31,
                                            2007            2006
---------------------------------------------------------------------
Senior Debt (net of discount and
 issuance costs of $2.0)                  $198.0          $198.0
Ohio Loan                                    1.7             2.0
Deferred Financing Costs                    (0.3)           (0.4)
---------------------------------------------------------------------
  Total Debt                              $199.4          $199.6
=====================================================================

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

The Senior Notes are reported on the Consolidated Balance Sheets net of unamortized issuance-related costs and discount totaling $2.0 at June 30, 2007 and December 31, 2006. The Corporation uses the effective interest rate method to record interest expense, amortization of issuance-related costs and amortization of the discount.

On February 16, 2006, the Corporation entered into a new revolving credit agreement with an expiration date of March 16, 2011 and simultaneously terminated its prior $80.0 revolving credit agreement. In March 2007, the Corporation extended the expiration by one year to March 16, 2012. Under the terms of the new revolving credit agreement, the lenders agreed to make loans to the Corporation in an aggregate amount up to $125.0 for general corporate purposes. Additionally, the new revolving credit agreement contains a $50.0 "accordion feature" and provision for the issuance of letters of credit up to the amount of the total facility. The accordion feature permits the Corporation to increase the facility commitment from $125.0 to $175.0 subject to a successful syndication of the requested increase. Please refer to Note 15 included in the Notes to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion regarding the terms and provisions of the new revolving credit agreement. At June 30, 2007, the Corporation was in compliance with all financial covenants and other provisions of this agreement. There were no borrowings outstanding under the revolving line of credit at either June 30, 2007 or December 31, 2006.

Interest expense incurred for the six month periods ended June 30, 2007 and 2006 was $7.3. Interest expense incurred for the three month periods ended June 30, 2007 and 2006 was $3.6.

NOTE VIII - CONTINGENCIES

A proceeding entitled Carol Lazarus v. the Group was brought against West American Insurance Company (West American) in the Court of Common Pleas Cuyahoga County, Ohio on October 25, 1999. The Court ordered the case to proceed solely against West American on July 10, 2003. The complaint alleges West American improperly charged for uninsured motorists coverage following an October 1994 decision of the Supreme Court of Ohio in Martin
v. Midwestern Insurance Company. The Martin decision was overruled legislatively in September 1997. The Court on April 13, 2006 granted a motion for class certification requested by Carol Lazarus and denied West American's motion for summary judgment. The Court granted preliminary approval to a settlement agreement between Carol Lazarus, individually and on behalf of a class, with West American, its parent and affiliates, on May 31, 2007. A final settlement hearing is scheduled for November 19, 2007.

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

NOTE IX - EMPLOYEE BENEFITS

The Company has a non-contributory defined benefit retirement plan and a contributory health care plan. The net periodic pension cost as of June 30 is determined as follows:

                                          Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                             2007     2006        2007      2006
---------------------------------------------------------------------------------
Service cost earned during the period       $ 2.1    $ 2.1      $  4.2    $  4.2
Interest cost on projected benefit
 obligation                                   4.6      4.3         9.3       8.6
Expected return on plan assets               (7.0)    (6.5)      (14.0)    (13.0)
Amortization of accumulated losses            0.7      1.0         1.5       2.0
Amortization of prior service credit         (0.5)    (0.5)       (1.2)     (1.1)
Settlement                                     -       1.0          -        1.0
---------------------------------------------------------------------------------
Net periodic pension (benefit)/cost         $(0.1)   $ 1.4      $ (0.2)   $  1.7
=================================================================================

The components of the Company's net periodic postretirement benefit as of June 30:

                                          Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                             2007     2006        2007      2006
---------------------------------------------------------------------------------
Service cost                                $  -     $ 0.1       $ 0.1     $ 0.2
Interest cost                                 0.7      0.6         1.3       1.3
Amortization of prior service credit         (1.5)    (1.5)       (3.0)     (3.0)
---------------------------------------------------------------------------------
Net periodic postretirement benefit         $(0.8)   $(0.8)      $(1.6)    $(1.5)
=================================================================================

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

NOTE X - PENDING MERGER WITH LIBERTY MUTUAL INSURANCE COMPANY

On May 6, 2007, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Liberty Mutual Insurance Company ("Liberty") and Waterfall Merger Corp. a wholly owned direct subsidiary of Liberty ("Waterfall").

The Merger Agreement provides for a business combination whereby Waterfall will merge with and into the Corporation (the "Merger"). As a result of the Merger, the separate corporate existence of Waterfall will cease and the Corporation will continue as the surviving corporation in the Merger. At the effective time of the Merger, each common share, par value $.125 per share, of the Corporation (other than shares owned by the Corporation, Liberty and Waterfall) will be converted into the right to receive $44.00 in cash, without interest. Each Corporation stock option and other share acquisition and appreciation rights outstanding at the time of the closing will be cancelled in the Merger and the holder thereof will be entitled to an amount of cash, without interest, equal to the difference between $44.00 and the exercise price of such stock option or purchase right.

The Merger is subject to the approval of a majority of the Corporation's outstanding shares. On June 18, 2007, the Board of Directors of the Corporation declared a record date of June 28, 2007 for shareholders eligible to vote at a special meeting of shareholders, to be held on August 8, 2007, concerning matters related to the Merger. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Acts (HSR) and other regulatory laws applicable to the Merger, including state insurance laws and regulation, as well as other customary closing conditions. On June 11, 2007, the Corporation received clearance from the Federal Trade Commission and Department of Justice of the waiting period under HSR. The Merger Agreement contains certain termination rights for both the Corporation and Liberty and further provides that upon termination of the Merger Agreement under certain circumstances, the Corporation may be obligated to pay Liberty a termination fee of $62.0. No such termination fee has been accrued as of June 30, 2007.

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

RESULTS OF OPERATIONS

Net Income

The Consolidated Corporation reported net income of $56.6, or $0.92 per share and $35.6, or $0.55 per share for the three months ended June 30, 2007 and 2006, respectively, which included after-tax realized investment gains of $4.2 ($0.07 per share) and $3.4 ($0.05 per share) for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, net income was $119.7, or $1.95 per share and $87.5, or $1.35 per share, respectively, which included after-tax realized investment gains of $9.4 ($0.16 per share) and $12.6 ($0.19 per share) for the six months ended June 30, 2007 and 2006, respectively.

On May 6, 2007, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Liberty Mutual Insurance Company ("Liberty") and Waterfall Merger Corp., a wholly owned direct subsidiary of Liberty. For a discussion of this pending merger, see Note X - Pending Merger with Liberty Mutual Insurance Company, in the Notes to the Consolidated Financial Statements.

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

At June 30, 2007 and December 31, 2006, statutory surplus, a financial measure that is required by insurance regulators and used to monitor financial strength, was $1,111.4 and $1,082.7, respectively. The ratio of twelve months ended net premiums written to statutory surplus as of both June 30, 2007 and December 31, 2006 was 1.3 to 1.0.

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

The table below summarizes property and casualty premium on a gross and net basis compared with the same periods of the prior year:


                        Three Months Ended June 30,    Six Months Ended June 30,
                          2007      2006     % Chg      2007      2006     % Chg
                          ----      ----     -----      ----      ----     -----
Gross Premiums Written
----------------------
Commercial Lines        $226.5    $230.0    (1.5)%    $441.7    $448.0    (1.4)%
Specialty Lines           47.4      51.1    (7.2)%      93.0      98.6    (5.7)%
Personal Lines           109.2     113.0    (3.4)%     211.8     220.2    (3.8)%
                        ------    ------              ------    ------
All Lines               $383.1    $394.1    (2.8)%    $746.5    $766.8    (2.6)%
                        ======    ======              ======    ======




                        Three Months Ended June 30,    Six Months Ended June 30,
                          2007      2006     % Chg      2007      2006     % Chg
                          ----      ----     -----      ----      ----     -----
Net Premiums Written
--------------------
Commercial Lines        $217.5    $223.9    (2.9)%    $426.9    $436.3    (2.2)%
Specialty Lines           34.3      37.3    (8.0)%      68.9      73.1    (5.7)%
Personal Lines           105.6     111.6    (5.4)%     206.9     217.5    (4.9)%
                        ------    ------              ------    ------
All Lines               $357.4    $372.8    (4.1)%    $702.7    $726.9    (3.3)%
                        ======    ======              ======    ======

All Lines gross and net premiums written declined for the three and six month periods ended June 30, 2007, when compared with the same periods of the prior year, due primarily to a decline in new business premium production across all three business segments, a decline in premium rates for both Personal and Commercial Lines, lower Commercial Lines assumed premiums from mandatory workers' compensation and commercial auto pools as well as lower in-force policy counts in the Personal Lines segment and commercial umbrella/other product line. Net premiums written were also reduced by a $7.0 increase in ceded premium on experience based reinsurance contracts during the second quarter of 2007. The experience rated reinsurance contracts are for a funded layer of casualty excess of loss reinsurance coverage. This decline was partially offset by continued growth in the fidelity and surety bond product line.

The table below summarizes supplemental information which is useful to understand the Company's premium trends:

                                           Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                             2007      2006       2007      2006
                                             ----      ----       ----      ----
New Business Gross Premiums Written
-----------------------------------
Commercial Lines                            $43.9      $44.8     $80.7     $87.3
Commercial umbrella/other                     4.8        7.4      11.0      14.8
Personal Lines                                9.4       10.2      18.8      19.1

Average Renewal Price Increase/(Decrease)1
-----------------------------------------
Commercial Lines                             -1.3%       3.1%     -1.0%      1.7%
Commercial umbrella/other                     2.1%       0.2%      2.6%      0.8%

Policy Retention Ratio2
-----------------------
Commercial Lines                               -          -       78.0%     78.9%
Commercial umbrella/other                      -          -       71.2%     72.9%
Personal Lines                                 -          -       85.4%     84.0%



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

2 When used in this Quarterly Report on Form 10-Q, policy retention ratio is calculated by dividing policies in force as of June 30 of the current year that were also in force as of June 30 of the prior year by policies in force as of June 30 of the prior year.

For Commercial Lines, the decline in gross and net premiums written for both the three and six month periods ended June 30, 2007, is the result of a decline in average renewal prices , the decrease in new business premium production, and a reduction in assumed premiums from mandatory workers' compensation and commercial auto policies. The decline in average renewal prices is a result of a broad market trend of increased price competition. Net premiums written were further reduced $3.4 during the second quarter of 2007 related to the increase in ceded premium on experience based reinsurance contracts, as previously discussed.

For Specialty Lines gross and net premiums written declined for the three and six month periods ended June 30, 2007, primarily the result of declines in the commercial umbrella/other product line as both new business premium production and in-force policy counts were lower than the same periods of 2006. This decline is primarily in the unsupported lead umbrella and excess capacity product lines, resulting from our efforts to improve the overall profitability of the commercial umbrella/other product line. These declines were partially offset by a modest increase in average renewal prices and by growth of 6.2% and 5.9% for the three month and six month periods ended June 30, 2007, respectively, in the fidelity and surety bond product line. Net premiums written were further reduced $1.6 during the second quarter of 2007 related to an increase in ceded premium on experience based reinsurance contracts.

For Personal Lines, the decline in gross and net premiums written for the three and six month periods ended June 30, 2007, is the result of the continued effect of premium rate reductions, a decline in new business premium and in-force policy counts, partially offset by policy retention rates that are up modestly. Net premiums written were further reduced by $2.0 during the second quarter of 2007 related to an increase in ceded premium on experience based reinsurance contracts. During the second half of 2006 and continuing into the first half of 2007, an effort has been underway to write new personal auto policies on a 12 month basis rather than a six month basis. This transition effort only impacts new policies and does not include the renewal of currently existing six month policies.

The following table provides key financial measures for All Lines:

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     2007        2006       2007      2006
                                     ----        ----       ----      ----
All Lines
Loss ratio                           46.5%       56.1%      46.4%     54.4%
Loss adjustment expense ratio        10.6%       12.0%      10.8%     11.1%
Underwriting expense ratio           34.3%       31.1%      33.1%     31.5%
                                     -----       -----      -----     -----
Combined ratio                       91.4%       99.2%      90.3%     97.0%
                                     =====       =====      =====     =====

The improvement in the All Lines combined ratio for the second quarter was primarily the result of a significant increase in favorable prior year loss and loss adjustment expense reserve development and a reduction in catastrophe losses. These favorable impacts were partially offset by the negative impact of an increase in loss costs and a decline in premium rates. In addition, the underwriting expense ratio increased as a result of increased incentive compensation and commissions costs related to our improved profitability, as well as the impact on the ratio of lower earned premiums. The above ratios, for both three and six month periods ended June 30, 2007, were also negatively impacted by the $7.0 increase in ceded premium on experienced based reinsurance contracts recorded during the second quarter of 2007. The impact on the combined ratio of this increase in ceded premium was 1.9 points and 0.9 points for the three and six month periods, respectively.

All Lines Loss Ratio Analysis

We monitor incurred losses by operating segment, product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses (losses over $250,000, excluding catastrophe losses) to monitor severity trends. The following table provides a reconciliation of significant changes to the All Lines loss and LAE ratio for the three and six month periods ended June 30, 2007 and 2006, respectively.

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                      2007    2006   Pt Chg      2007    2006   Pt Chg
                                      ----    ----   ------      ----    ----   ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                            4.7%    4.8%   (0.1)       4.2%    4.3%   (0.1)
Catastrophe losses -
 calendar year basis                   2.0%    4.5%   (2.5)       1.8%    2.8%   (1.0)
Loss and LAE development
 from prior accident years           (12.2)%  (3.0)%  (9.2)     (11.5)%  (3.3)%  (8.2)
All other losses and LAE              62.6%   61.8%    0.8       62.7%   61.7%    1.0
                                     ------   -----  ------     ------   -----   -----
Total loss and LAE ratio              57.1%   68.1%  (11.0)      57.2%   65.5%   (8.3)
                                     ======   =====  ======     ======   =====   =====

An effect of a continuing soft Commercial and Personal Lines market is the upward pressure placed upon the loss and LAE ratio, as reflected in "All other losses and LAE" in the table above, which is the result of loss cost trends increasing while premium rates are declining slightly (both new and renewal).

Large loss activity can be volatile from year to year as indicated by the Group's experience over the last five years. The current accident year large loss impact on the loss ratio in each of these years, evaluated at June 30 for each of the respective years, is as follows:

          2007    4.2%
          2006    4.3%
          2005    3.4%
          2004    2.6%
          2003    4.0%

The following table summarizes reserve development, net of reinsurance, by operating segment:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
(Favorable)/Unfavorable           2007       2006          2007       2006
Operating Segment                 ----       ----          ----       ----
-----------------------
Commercial Lines                $(29.6)    $ (2.3)       $(45.9)    $ (1.8)
Specialty Lines                   (2.3)      (1.4)        (14.8)     (11.2)
Personal Lines                    (9.5)      (7.1)        (18.4)     (10.7)
                                -------    -------       -------    -------
 Total Prior Accident
  Years' Development            $(41.4)    $(10.8)       $(79.1)    $(23.7)
                                =======    =======       =======    =======

The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years. The favorable development was primarily attributable to actual severity being lower than expected, much of which is occurring in the casualty product lines, a result of our more disciplined underwriting and improved claims handling practices which commenced in the 2000/2001 timeframe. The table below summarizes the impact of changes in provision for all prior accident year losses and LAE:

                                            Three Months             Six Months
                                            Ended June 30,          Ended June 30,
                                           2007       2006         2007       2006
                                           ----       ----         ----       ----
Net liabilities, beginning of period     $2,912.2   $2,951.8     $2,912.3   $2,946.8
(Decrease) in provision for prior
  accident year claims                     $(41.4)    $(10.8)      $(79.1)    $(23.7)
(Decrease) in provision for prior
  accident year claims as % of premiums
  earned                                    (12.2)%     (3.0)%      (11.5)%     (3.3)%

Catastrophe losses for the second quarter 2007 were $6.9 compared to $16.1 in the second quarter 2006. For the six months ended June 30, 2007, catastrophe losses were $12.1 compared to $19.7 in the same period of the prior year. The effect of future catastrophes on the Group's results of operations cannot be accurately predicted. As such, severe weather patterns, acts of war or terrorist activities could have a material adverse impact on the Group's results of operations, future reinsurance pricing and availability of reinsurance. For additional disclosure of catastrophe losses, please refer to Item 15, Losses and LAE Reserves in the Notes to the Consolidated Financial Statements on pages 84 and 85 of the Corporation's 2006 Annual Report on Form 10-K.

The table below summarizes the catastrophe loss ratios by operating segment.

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                2007        2006         2007        2006
                                ----        ----         ----        ----
Catastrophe Loss Ratio
----------------------
Commercial Lines                1.9%        3.7%         1.5%        2.3%
Specialty Lines                 0.0%       -0.2%         0.0%       -0.1%
Personal Lines                  3.0%        7.6%         2.9%        4.5%
 Total All Lines                2.0%        4.5%         1.8%        2.8%

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

Commercial Lines Segment

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
Commercial Lines Segment        2007        2006         2007        2006
--------------------------------------------------------------------------
Loss ratio                      43.6%       56.2%        45.9%       56.7%
Loss adjustment expense ratio   10.9%       13.8%        12.1%       12.7%
Underwriting expense ratio      35.5%       32.4%        34.2%       32.7%
                                -----      ------        -----      ------
Combined ratio                  90.0%      102.4%        92.2%      102.1%
                                =====      ======        =====      ======

The Commercial Lines combined ratio improved for both the three and six month periods ended June 30, 2007, primarily the result of favorable prior year loss and loss adjustment expense reserve development which decreased the ratio by 14.8 points and 11.3 points for the three and six month periods of 2007, respectively, compared to a decrease of 1.1 points and 0.5 points for the three and six month periods of 2006. Also contributing to the improvement in the loss and LAE ratio was the decrease in catastrophe losses for both the three and six month periods ended June 30, 2007. The increase in the underwriting expense ratio was driven by lower earned premiums and increased commission and incentive compensation costs related to our improved profitability, partially offset by a decrease in premium taxes and assessments. The above ratios for each period in 2007 were also negatively impacted by the Commercial Lines portion ($3.4) of the increase in ceded premium discussed earlier. This had a 1.5 point and 0.7 point impact on the combined ratio for the three month and six month periods, respectively.

Commercial Lines Loss Ratio Analysis

We monitor incurred losses by product line, risk classification, geographic region and agency addressing loss ratio issues or trends as part of our ongoing business operations. We also track current accident year large losses, as defined, to monitor severity trends.

The following table provides a reconciliation of significant changes to the Commercial Lines loss and LAE ratio for the three and six month periods ended June 30, 2007 and 2006, respectively.

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                      2007    2006   Pt Chg      2007    2006   Pt Chg
                                      ----    ----   ------      ----    ----   ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                            5.8%    5.4%    0.4       5.0%     5.3%   (0.3)
Catastrophe losses -
 calendar year basis                   1.9%    3.7%   (1.8)      1.5%     2.3%   (0.8)
Loss and LAE development
  from  prior  accident  years       (14.8)%  (1.1)% (13.7)    (11.3)%   (0.5)% (10.8)
All other losses and LAE              61.6%   62.0%   (0.4)     62.8%    62.3%    0.5
                                     ------   -----  ------    ------    -----  ------
Total loss and LAE ratio              54.5%   70.0%  (15.5)     58.0%    69.4%  (11.4)
                                     ======   =====  ======    ======    =====  ======

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Commercial Lines loss ratio, evaluated at June 30 for each of the respective years, has been as follows:

          2007   5.0%
          2006   5.3%
          2005   4.1%
          2004   3.4%
          2003   5.6%

The 2007 favorable reserve development described above was primarily concentrated in the commercial multi peril (CMP), general liability and commercial auto product lines partially offset by adverse development in the workers' compensation product line. In 2006, the favorable development was primarily concentrated in the commercial auto, general liability and commercial property product lines partially offset by adverse development in the CMP product line.

Specialty Lines Segment

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
Specialty Lines Segment         2007        2006         2007        2006
--------------------------------------------------------------------------
Loss ratio                      43.1%       49.3%        30.5%       40.2%
Loss adjustment expense ratio    8.5%       12.4%         6.8%        8.6%
Underwriting expense ratio      43.9%       40.3%        41.7%       39.5%
                                -----      ------        -----       -----
Combined ratio                  95.5%      102.0%        79.0%       88.3%
                                =====      ======        =====       =====

The Specialty Lines combined ratio improved for the three and six month periods ended June 30, 2007 driven primarily by an increase in favorable prior year loss and loss adjustment expense reserve development (6.6 points and 20.9 points for the three and six month periods ended June 30, 2007, respectively, and 3.9 and 15.3 points for the respective periods of 2006). The favorable prior year reserve development was primarily in the commercial umbrella product line related to lower than expected severity trends. The underwriting expense ratio increased due primarily to lower earned premium and an increase in commission and incentive compensation costs, partially offset by lower premium taxes and assessments. The above ratios for each period in 2007 were also adversely impacted by the Specialty Lines portion ($1.6) of the increase in ceded premium discussed earlier. This had a 4.1 point and 1.9 point impact on the combined ratio for the three month and six month periods, respectively.

Personal Lines Segment

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
Personal Lines Segment          2007        2006         2007        2006
--------------------------------------------------------------------------
                                                                   <C
Loss ratio                      53.1%       57.9%        52.6%       54.9%
Loss adjustment expense ratio   10.8%        8.7%         9.7%        9.2%
Underwriting expense ratio      28.9%       25.9%        28.0%       26.8%
                                -----       -----        -----       -----
Combined ratio                  92.8%       92.5%        90.3%       90.9%
                                =====       =====        =====       =====

The Personal Lines combined ratio increased modestly for the three month period ended June 30, 2007 driven by an increase in the underwriting expense ratio partially offset by an improving loss and LAE ratio. The improvement in the loss and LAE ratio was due primarily to an increase in favorable prior year reserve development and a significant decline in catastrophe losses partially offset by an increase in large losses and margin compression driven by increasing loss cost trends and declining premium rates, as indicated in the All other losses and LAE line in the table below. The Personal Lines combined ratio improved for the six month period ended June 30, 2007, the result of 1.8 point improvement in the loss and LAE ratio for the same reasons noted above partially offset by an increase in the underwriting expense ratio. The underwriting expense ratio increased for the three and six month periods of 2007 primarily due to a decline in earned premium and increases in incentive compensation costs partially offset by a reduction in premium taxes, assessments and commissions. The above ratios for each period in 2007 were also adversely impacted by the Personal Lines portion ($2.0) of the increase in ceded premium discussed earlier. This had a 1.7 point and 0.8 point impact on the combined ratio for the three month and six month periods, respectively.

The following table provides a reconciliation of significant changes to the Personal Lines loss and LAE ratio for the three and six month periods ended June 30, 2007 and 2006, respectively.

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                      2007    2006   Pt Chg      2007    2006   Pt Chg
                                      ----    ----   ------      ----    ----   ------
Ratios as a % of premiums earned
--------------------------------
Current accident year large losses,
 as defined                            4.4%    2.1%    2.3        3.6%    2.5%    1.0
Catastrophe losses -
 calendar year basis                   3.0%    7.6%   (4.6)       2.9%    4.5%   (1.6)
Loss and LAE development
 from prior accident years            (9.0)%  (6.3)%  (2.7)      (8.7)%  (4.7)%  (3.9)
All other losses and LAE              65.5%   63.2%    2.3       64.5%   61.8%    2.7
                                      -----   -----   -----      -----   -----   -----
Total loss and LAE ratio              63.9%   66.6%   (2.7)      62.3%   64.1%   (1.8)
                                      =====   =====   =====      =====   =====   =====

As indicated in the All Lines section, current accident year large loss activity can be volatile from year to year. The current accident year large loss impact on the Personal Lines loss ratio, evaluated at June 30 for each of the respective years, has been as follows:

          2007   3.6%
          2006   2.5%
          2005   3.0%
          2004   1.5%
          2003   2.3%

The table below presents the calendar year and accident year combined ratios calculated on a statutory basis. The loss and LAE ratio components of the accident year combined ratio measure losses and LAE arising from insured events that occurred in the respective accident year. The current accident year excludes losses and LAE for insured events that occurred in prior accident years.

Earned Premium and Statutory Combined Ratios

                                                      Combined Ratios
                          Earned      ------------------------------------------------
                          Premium     Calendar Year  Accident Year
                       Year to Date   Year to Date   Year to Date   Calendar  Accident
                         June 30,        June 30,       June 30,      Year      Year
(By operating segment)     2007            2007         2007(a)       2006     2006(a)
--------------------------------------------------------------------------------------
Commercial Lines          $405.8           92.2%        103.6%        98.7%    97.6%
Specialty Lines             71.0           81.5%        102.3%        78.2%    98.6%
Personal Lines             212.1           91.7%        100.4%        92.4%    93.8%
--------------------------------------------------------------------------------------
   Total All Lines        $688.9           91.0%        102.5%        94.5%    96.5%
======================================================================================

 (a) The measurement date for accident year data is June 30, 2007. Partial and complete accident periods may not be comparable due to seasonality, claim reporting and development patterns, claim settlement rates and other factors.

Investment Results

For both the three months ended June 30, 2007 and 2006, consolidated pre-tax investment income was $51.9. For the six months ended June 30, 2007 and 2006, consolidated pre-tax investment income was $103.6 and $102.8, respectively. For the three and six months ended June 30, 2007, net realized gains were $6.6 and $14.6 versus $5.3 and $19.5 for the comparable period in 2006. The Consolidated Corporation realized $9.2 and $18.2 in gross gains and $2.7 and $3.7 in gross losses for the three and six month periods ended June 30, 2007, respectively. During the three and six month periods ending June 30, 2006, the Consolidated Corporation realized $14.4 and $35.1 in gross gains and $9.1 and $15.6 in gross losses, respectively.

Invested assets comprise a majority of the consolidated assets. Consequently, accounting policies related to investments are critical. For further discussion of investment accounting policies, see the "Critical Accounting Policies" section on page 45 of the Corporation's 2006 Annual Report on Form 10-K. Investments are continually evaluated based on current economic conditions (including the interest rate environment), market value changes and developments specific to each issuer. The difference between the cost/amortized cost and estimated fair value of investments is continually evaluated to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the then estimated fair value with a corresponding realized loss recognized in the current consolidated statement of income. All securities are monitored by portfolio managers who consider many factors such as an issuer's financial and operating performance, degree of financial flexibility and industry fundamentals in evaluating whether the decline in fair value is temporary.

The following table summarizes, for all available-for-sale and held-to-maturity securities, the total gross unrealized losses, excluding gross unrealized gains, by investment category and length of time the securities have continuously been in an unrealized loss position as of June 30, 2007.


Available-for-sale securities with unrealized losses:

                              Less than 12 months     12 months or longer          Total
                              -------------------     -------------------    ------------------
                               Fair   Unrealized      Fair     Unrealized    Fair    Unrealized
                               Value    Losses        Value      Losses      Value     Losses
                              -------------------     -------------------    ------------------
Fixed income securities:
 U.S. government              $    -    $  -         $ 16.1      $(0.4)    $   16.1   $ (0.4)
 States, municipalities and
   political subdivisions      1,050.9   (13.5)        45.9       (1.1)     1,096.8    (14.6)
 Corporate securities            314.3    (6.2)       140.5       (4.7)       454.8    (10.9)
 Mortgage and asset-backed
  securities                     322.2    (2.8)       151.1       (2.4)       473.3     (5.2)
-----------------------------------------------------------------------------------------------
Subtotal                       1,687.4   (22.5)       353.6       (8.6)     2,041.0    (31.1)
Equity securities                 56.8    (2.3)        11.4       (0.6)        68.2     (2.9)
-----------------------------------------------------------------------------------------------

Total                         $1,744.2  $(24.8)      $365.0      $(9.2)    $2,109.2   $(34.0)
===============================================================================================



Held-to-maturity securities with unrealized losses:

                              Less than 12 months     12 months or longer          Total
                              -------------------     -------------------    ------------------
                               Fair   Unrealized      Fair     Unrealized    Fair    Unrealized
                               Value    Losses        Value      Losses      Value     Losses
                              -------------------     -------------------    ------------------
Fixed income securities:
 Corporate securities          $5.2     $(0.1)       $107.1      $(4.9)     $112.3     $(5.0)
 Mortgage-backed
  securities                    -         -            64.9       (2.5)       64.9      (2.5)
-----------------------------------------------------------------------------------------------

Total                          $5.2     $(0.1)       $172.0      $(7.4)     $177.2     $(7.5)
===============================================================================================

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value.

As part of the evaluation of the entire $41.5 aggregate unrealized loss on the investment portfolio at June 30, 2007, management performed a more intensive review of securities with a relatively higher degree of unrealized loss. Based on a review of each security, management believes that unrealized losses on these securities were temporary declines in value at June 30, 2007. In the tables above, there are approximately 661 securities represented. Of this total, 40 securities have unrealized loss positions greater than 5% of their book values at June 30, 2007, with two exceeding 20%. This group represents $9.1, or 21.9% of the total unrealized loss position. Of this group, 20 securities, representing approximately $4.7 in unrealized losses, have been in an unrealized loss position for less than twelve months. The remaining 20 securities have been in an unrealized loss position for longer than twelve months and total $4.4 in unrealized losses. Management believes that it is probable that all contract terms of the security will be satisfied. The unrealized loss position is primarily due to increases in interest rates. As previously stated above, management has the positive intent and the ability to hold the securities until they mature or recover in value.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity fixed income securities in an unrealized loss position at June 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Available-for-sale:                       Amortized   Estimated   Unrealized
                                               Cost  Fair Value         Loss
----------------------------------------------------------------------------
Due in one year or less                   $    27.1    $   27.0      $ (0.1)
Due after one year through five years         165.4       163.6        (1.8)
Due after five years through ten years        810.8       798.6       (12.2)
Due after ten years                           590.3       578.5       (11.8)
Mortgage and asset-backed securities          478.5       473.3        (5.2)
----------------------------------------------------------------------------
 Total                                     $2,072.1    $2,041.0      $(31.1)
============================================================================



Held-to-maturity:                         Amortized   Estimated   Unrealized
                                               Cost  Fair Value         Loss
----------------------------------------------------------------------------
Due in one year or less                      $  2.1      $  2.1       $ -
Due after one year through five years          42.3        40.9        (1.4)
Due after five years through ten years         66.4        63.1        (3.3)
Due after ten years                             6.5         6.2        (0.3)
Mortgage-backed securities                     67.4        64.9        (2.5)
----------------------------------------------------------------------------
 Total                                       $184.7      $177.2       $(7.5)
============================================================================

For additional discussion relative to the Consolidated Corporation's investment portfolio, see the "Investment Portfolio" section under "Liquidity and Capital Resources" on the following two pages of this MD&A.

LIQUIDITY AND CAPITAL RESOURCES

Investment Portfolio

The following table sets forth the distribution and other data related to investments at June 30, 2007 and December 31, 2006, respectively.


                                           June 30, 2007                December 31, 2006
                                           -------------                -----------------
                          Average  Amortized  Carrying    % of     Amortized  Carrying   % of
                          Rating     Cost       Value     Total       Cost      Value    Total
                          --------------------------------------------------------------------
U.S. Government:
   Available-for-sale     AAA      $   25.0   $   24.7     0.6    $   25.2   $   25.1     0.6
States,
municipalities, and
political
subdivisions:
 Investment grade:
   Available-for-sale     AA+       1,454.4    1,442.7    33.9     1,388.0    1,408.2    33.1
Corporate securities:
 Investment grade:
   Available-for-sale     A         1,357.7    1,377.7    32.4     1,407.1    1,445.8    34.0
   Held-to-maturity       A+          144.6      144.6     3.4       147.7      147.7     3.5
 Below Investment grade:
   Available-for-sale     BB           64.7       66.7     1.6        75.6       77.9     1.8
                                   ----------------------------------------------------------
    Total corporate
    securities                      1,567.0    1,589.0    37.4     1,630.4    1,671.4    39.3
                                   ----------------------------------------------------------
Mortgage and asset-backed
securities:
 Investment grade:
   Available-for-sale     AAA         592.5      588.5    13.8       555.1      555.3    13.0
   Held-to-maturity       AAA          82.1       82.1     1.9        88.1       88.1     2.1
                                   ----------------------------------------------------------
    Total mortgage and
    asset-backed
    securities                        674.6      670.6    15.7       643.2      643.4    15.1
                                   ----------------------------------------------------------

Total fixed income
securities                AA-       3,721.0    3,727.0    87.6     3,686.8    3,748.1    88.1
Equity securities                     256.8      486.6    11.5       232.1      458.5    10.8
Cash and cash equivalents              39.0       39.0     0.9        45.6       45.6     1.1
                                   ----------------------------------------------------------
    Total investment
    portfolio, cash and
    cash equivalents               $4,016.8   $4,252.6   100.0    $3,964.5   $4,252.2   100.0
                                   ==========================================================

* Included in the available-for-sale category of the mortgage and asset-backed securities allocation at June 30, 2007 are mortgage-backed securities with a cost of $420.9 and carrying value of $417.9. Included in the available-for-sale category of the mortgage and asset-backed securities allocation at December 31, 2006 are mortgage-backed securities with a cost of $397.3 and carrying value of $397.9. The remaining balance within this category for both 2007 and 2006 are asset-backed securities. All of the securities at both June 30, 2007 and December 31, 2006 within the held-to-maturity category of this security allocation are mortgage-backed securities.
** Included in equity securities as of June 30, 2007 are common stock with a cost of $155.5 and carrying value of $384.4 and preferred stock with a cost of $101.3 and carrying value of $102.2. Included in equity securities as of December 31, 2006 are common stock with a cost of $135.8 and carrying value of $360.4 and preferred stock with a cost of $96.3 and carrying value of $98.1.

The fixed income portfolio is allocated between available-for-sale and held-to-maturity as follows:

                                 June 30, 2007               December 31, 2006
                                 -------------               -----------------
                          Amortized  Carrying  % of      Amortized  Carrying  % of
                             Cost      Value   Fixed        Cost      Value   Fixed
                          ---------------------------------------------------------
Total available-for-sale
 fixed income securities  $3,494.3   $3,500.3   93.9     $3,451.0   $3,512.3   93.7
Total held-to-maturity
 fixed income securities     226.7      226.7    6.1        235.8      235.8    6.3

The fixed income portfolio is allocated between investment grade and below investment grade securities as follows:

                                 June 30, 2007               December 31, 2006
                                 -------------               -----------------
                          Amortized  Carrying  % of      Amortized  Carrying  % of
                             Cost      Value   Fixed        Cost      Value   Fixed
                          ---------------------------------------------------------
Total investment          $3,656.3   $3,660.3   98.2     $3,611.2   $3,670.2   98.0
Total below investment
 grade                        64.7       66.7    1.8         75.6       77.9    2.0

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

A primary return objective of the fixed income portfolio is to maximize after tax investment income within approved risk criteria inclusive of quality, duration, diversification and liquidity requirements within the overall portfolio. The duration of the fixed income portfolio, which for this purpose includes short-term securities, was approximately 4.9 years at June 30, 2007 compared with 4.8 years at December 31, 2006. To mitigate interest rate risk to the fixed income portfolio, maturities are laddered across the yield curve. Additionally, the Consolidated Corporation remains fully invested and does not attempt to time the markets.

Equity securities are carried at fair market value on the consolidated balance sheets. As a result, shareholders' equity and statutory surplus fluctuate with changes in the value of the equity portfolio. As of June 30, 2007, the equity portfolio consisted of stocks in a total of 93 separate entities covering all ten major S&P industry sectors. Of this total, 17.6% was invested in five companies and the largest single position was 5.2% of the equity portfolio. At December 31, 2006, the equity portfolio consisted of stocks in 83 separate entities in ten major S&P industry sectors. Of this total, 19.0% were invested in five companies and the largest single position was 4.9% of the equity portfolio.

In addition to fixed income and equity securities which have a readily available market value, the investment portfolio also includes securities that do not have a readily available market value such as private placements, non-exchange traded equities and limited partnerships which are carried at fair value. Fair values for these types of securities are based on valuations from pricing services, brokers and other methods as determined by management to provide the most accurate price. The carrying value of this portfolio at June 30, 2007 was $242.0 compared to $229.3 at December 31, 2006.

The excess of carrying value over cost of the available-for-sale investment portfolio was $235.8 at June 30, 2007 compared with $287.7 at December 31, 2006. The decrease in unrealized gains in the second quarter 2007 is primarily the result of the sale of certain highly appreciated equity securities, and increases in the interest rate yield curve which adversely impacted the fair value of fixed income securities held in the portfolio.

Losses and Loss Adjustment Expenses

The Group's largest liabilities are reserves for losses and LAE. Loss and LAE reserves (collectively "loss reserves") are established for all incurred claims without discounting for the time value of money. Before credit for reinsurance recoverables, these reserves amounted to $2.9 billion at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the loss reserves by operating segment were as follows: $1,906.9 Commercial Lines, $629.5 Specialty Lines and $369.3 Personal Lines. The Group purchases reinsurance to mitigate the impact of large losses and catastrophic events. Loss reserves ceded to reinsurers amounted to $581.2 and $585.7 at June 30, 2007 and December 31, 2006, respectively.

The Group conducts a quarterly review of loss reserves using the methods described in its Annual Report on Form 10-K for the year ended December 31, 2006 and records its best estimate each quarter based on that review. In the opinion of management, the reserves recorded at June 30, 2007 represent the Group's best estimate of its ultimate liability for losses and LAE. However, due to the inherent complexity of the estimation process and the potential variability of the assumptions used, final claim settlements may vary significantly from the amounts recorded. Furthermore, the timing, frequency and extent of adjustments to the estimated liabilities cannot be predicted with certainty since conditions and events which established historical loss reserve development and which serve as the basis for estimating ultimate claim costs may not occur in exactly the same manner, if at all.

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

Loss and LAE Reserves as of June 30, 2007 and December 31, 2006:



June 30, 2007
-------------
                                               Gross                  Total     Total
Operating Segment                Case      IBNR     LAE     Total     Ceded      Net
--------------------------------------------------------------------------------------
  Commercial Lines            $  741.5  $  795.5  $369.9  $1,906.9    $196.1  $1,710.8
    Workers' compensation        420.9     370.3    73.1     864.3     163.8     700.5
    Commercial auto              110.5     109.7    42.7     262.9      10.5     252.4
    General liability             62.0     118.2    97.7     277.9       4.8     273.1
    CMP, fire & inland marine    148.1     197.3   156.4     501.8      17.0     484.8

  Specialty Lines                114.4     425.9    89.2     629.5     312.2     317.3
    Commercial umbrella/other    105.6     425.4    83.7     614.7     308.9     305.8
    Fidelity & surety              8.8       0.5     5.5      14.8       3.3      11.5

  Personal Lines                 189.5     118.5    61.3     369.3      72.9     296.4
    Personal auto & umbrella     161.2      82.5    45.4     289.1      72.8     216.3
    Personal property             28.3      36.0    15.9      80.2       0.1      80.1

  Total All Lines             $1,045.4  $1,339.9  $520.4  $2,905.7    $581.2  $2,324.5
---------------------------------------------------------------------------------------


December 31, 2006
-----------------
                                               Gross                  Total     Total
Operating Segment                Case      IBNR     LAE     Total     Ceded      Net
--------------------------------------------------------------------------------------
  Commercial Lines            $  743.9  $  784.6  $369.2  $1,897.7    $185.3  $1,712.4
    Workers' compensation        413.7     352.1    70.8     836.6     149.3     687.3
    Commercial auto              112.4     105.2    43.8     261.4       7.2     254.2
    General liability             64.2     124.6    96.1     284.9       6.0     278.9
    CMP, fire & inland marine    153.6     202.7   158.5     514.8      22.8     492.0

  Specialty Lines                122.3     429.3    90.3     641.9     334.7     307.2
    Commercial umbrella/other    112.3     428.6    84.8     625.7     330.2     295.5
    Fidelity & surety             10.0       0.7     5.5      16.2       4.5      11.7

  Personal Lines                 191.0     119.3    62.4     372.7      65.7     307.0
    Personal auto & umbrella     162.5      83.5    45.9     291.9      65.5     226.4
    Personal property             28.5      35.8    16.5      80.8       0.2      80.6

  Total All Lines             $1,057.2  $1,333.2  $521.9  $2,912.3    $585.7  $2,326.6
---------------------------------------------------------------------------------------

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

To illustrate the uncertainty by operating segment, the table presented in the All Lines discussion of this MD&A on page 18 provides the before-tax amount of prior accident years' loss reserve development by operating segment on a net of reinsurance basis for the three month and six month periods ended June 30, 2007 and 2006. This table illustrates the variability of reserves between operating segments, and from period to period. Within each operating segment, development can also be favorable or adverse by product line within the same period. For example, for the Commercial Lines operating segment in the six months ended June 30, 2007, the workers' compensation product line had adverse development of $13.9 while the CMP product line had favorable development of $31.6.

Reserve estimates are also uncertain by accident period. To illustrate this, the following table provides the before-tax amount of prior accident years' loss and LAE reserve development by accident year on a net of reinsurance basis for all lines combined:


                                  Three Months          Six Months
                                 Ended June 30,        Ended June 30,      Year
                                 2007      2006        2007      2006      2006
                                 --------------        --------------      ----
(Favorable)/Unfavorable
-----------------------
Accident Year 2006             $(19.2)   $  -        $(24.4)   $  -      $  -
Accident Year 2005              (18.3)     (1.7)      (30.4)     (4.5)    (21.2)
Accident Year 2004 and Prior     (3.9)     (9.1)      (24.3)    (19.2)    (31.0)
                               -------   -------     -------   -------   -------
   Total Prior Accident
    Years' Development         $(41.4)   $(10.8)     $(79.1)   $(23.7)   $(52.2)
                               =======   =======     =======   =======   =======

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

Cash Flow

Net cash provided by operating activities increased to $78.6 for the first six months of 2007 compared with $42.7 for the same period in 2006, driven primarily by improved operating results. Net cash used in investing activities was $55.3 compared with net cash provided of $8.3 during the first half of 2006. Cash used in financing activities was $29.9 in the first six months of 2007 compared with $66.8 in the first six months of 2006. A decrease in repurchases of the Corporation's common stock partially offset by an increase in the shareholder dividend were the primary reasons for the decrease in cash used in financing activities during 2007. Liquidity needs of the Group are expected to be met by net cash generated from operations, maturities of investments, interest and dividend receipts and current cash balances. For additional information regarding Liquidity of the Corporation, please see below.

Debt

For a discussion regarding Debt of the Corporation, please refer to Note VII in the Notes to the Consolidated Financial Statements on pages 12 and 13 of this Quarterly Report on Form 10-Q.

At June 30 2007, the Corporation had cash and marketable securities, totaling $392.5, which compared to $326.6 at December 31, 2006. In addition to investment income, the Corporation is dependent on dividend payments from the Company for additional liquidity. Insurance regulatory authorities impose various restrictions on the payment of dividends by insurance companies. During 2007, dividend payments from the Company to the Corporation are limited to approximately $206.0 without prior approval from the Ohio Department of Insurance. During the first six months of 2007, the Company paid dividends of $95.0 to the Corporation resulting in a dividend payment limitation of $111.0 for the remainder of 2007.

Book Value Per Share

At June 30, 2007, the book value per share of the Consolidated Corporation increased $1.21 per share from $25.79 per share to $27.00 per share when compared to book value at December 31, 2006. This increase is principally the result of improved profitability offset by declines in unrealized gains on securities and the affects of the share repurchase and dividend programs. At June 30, 2007 and December 31, 2006 there were 60,030,818 and 60,322,692 actual shares outstanding, respectively. Below is a table reconciling the changes in book value per share from December 31, 2006 to June 30, 2007.


December 31, 2006                        $25.79
Activity year-to-date June 2007:
  Net income                               1.98
  Change in unrealized gains              (0.57)
  Impact of share repurchase program      (0.03)
  Dividend to shareholders                (0.26)
  Other                                    0.09
                                         -------
June 30, 2007                            $27.00
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


                                    A.M. Best   Fitch      Moody's      S&P
                                    ---------   -----      -------      ---
Financial strength rating (Group)   A           A          A3           A-
Senior unsecured debt rating
  (Corporation)                     bbb         BBB        Baa3         BBB-
Rating outlook/watch                Stable      Rating     Review for   Credit
                                                watch      possible     watch
                                                negative   upgrade      positive

For more information on the rating agency actions, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Forward Looking Statements

Ohio Casualty Corporation publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects and plans, regulatory developments and similar matters. The statements contained in this Management's Discussion and Analysis that are not historical information, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The operations, performance and development of the Consolidated Corporation's business are subject to risks and uncertainties which may cause actual results to differ materially from those contained in or supported by the forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Consolidated Corporation's business include the following: changes in property and casualty reserves; catastrophe losses; premium and investment growth; product pricing environment; changes in government regulation; performance of financial markets; fluctuations in interest rates; availability and pricing of reinsurance; litigation and administrative proceedings; rating agency actions; acts of war and terrorist activities; ability to appoint and retain agents; ability to achieve premium targets and profitability goals; failure to consummate the announced merger; and general economic and market conditions.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

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

Reference is made to the second paragraph of Part I, Item 3 Legal Proceedings to the Corporation's Form 10-K for the fiscal year ended December 31, 2006 regarding the matter captioned Carol Lazarus v. West American Insurance Company. The Court of Common Pleas Cuyahoga County, Ohio granted preliminary approval to a settlement agreement between Carol Lazarus, individually and on behalf of a class, with West American, its parent and affiliates, on May 31, 2007. A final settlement hearing is scheduled for November 19, 2007.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders (the Annual Meeting) held on May 16, 2007, shareholders voted on the re-election of three members of the Board of Directors for terms expiring in 2010 as follows.

Terrence J. Baehr      For   54,118,917;    Withheld        594,339
Stanley N. Pontius     For   53,371,750;    Withheld      1,341,206
Ronald W. Tysoe        For   54,080,603;    Withheld        632,352

Other directors whose term of office continued after the meeting were:
Jack E. Brown, Dan R. Carmichael, Catherine E. Dolan, Philip G. Heasley, Robert A. Oakley, Jan H. Suwinski, and Michael A. Wright.

The adoption of The Ohio Casualty Insurance Company Annual Incentive Plan for Executive Officers was approved with a final vote of:

For  50,745,073;    Against  3,142,045;    Abstain  825,837

Also, at the Annual Meeting, shareholders ratified the appointment of Ernst & Young, LLP as independent public accountants for the fiscal year 2007. The proposal was approved with a final vote of:

For  54,343,649;    Against  328,428;    Abstain  40,877

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




                                    OHIO CASUALTY CORPORATION
                                  -----------------------------
                                           (Registrant)






July 30, 2007                     /s/Michael A. Winner
                                  -------------------------------------------
                                  Michael A. Winner, Executive Vice President
                                  and Chief Financial Officer